Form 10-Q
period 2017-09-30
OptiNose, Inc.
filed 2017-11-27
CIK 1494650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________.

Commission file number: 001-38241

OPTINOSE, INC.
(Exact name of registrant as specified in its charter)

Delaware	42-1771610
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1020 Stony Hill Road, Suite 300
Yardley, Pennsylvania 19067
(Address of principal executive offices, including zip code)

(267) 364-3500
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☒

    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐   No ☒

The number of shares of common stock outstanding at November 27, 2017 was 37,817,713 shares.

	NOTE REGARDING FORWARD-LOOKING STATEMENTS	1
	PART I — FINANCIAL INFORMATION

Item 1.		2
	Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016	2
	Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016	3
	Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and 2016	4
	Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders' (Deficit) Equity for nine months ended September 30, 2017	5
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016	6
	Notes to Unaudited Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	24
Item 4.	Controls and Procedures	24
	PART II — OTHER INFORMATION	25

Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine and Safety Disclosures	26
Item 5.	Other information	26
Item 6.	Exhibits	27
	Signatures	28

_________________________

Unless the context otherwise requires, all references in this Form 10-Q to "Optinose," "Company," "we," "us," and "our" refer to OptiNose, Inc. and its subsidiaries.
_________________________

Trademark Notice
OPTINOSE® and XHANCE™ are trademarks or registered trademarks of ours in the United States. All other trademarks, trade names and service marks appearing in this prospectus are the property of their respective owners. We do not intend our use or display of other companies' trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among others, statements relating to:

▪	the potential advantages of XHANCE and our product candidates;

▪	the planned launch of XHANCE in the United States in the second quarter of 2018;

▪	planned product development activities, studies and clinical trials, including our plans to initiate additional clinical trials of XHANCE in pursuit of a follow-on indication for chronic sinusitis;

▪	our expectation that our existing cash and cash equivalents will be sufficient to fund our operations into the second quarter of 2019; and

▪	our future expenses and capital expenditures;
as well as other statements relating to our future operations, financial performance and financial condition, prospects, strategies, objectives or other future events. Forward-looking statements appear primarily in the sections of this Form 10-Q entitled “Item 1. Financial Statements,” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by words such as “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” “scheduled” and similar expressions, although not all forward-looking statements contain these identifying words.
Forward-looking statements are based upon our current expectations and assumptions and are subject to a number of known and unknown risks, uncertainties and other factors that could cause actual results to differ materially and adversely from those expressed or implied by such statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-Q and in our prospectus dated October 12, 2017, filed with the Securities and Exchange Commission, or SEC, pursuant to Rule 424(b) under the Securities Act of 1933, and in particular, the risks and uncertainties discussed therein under the caption “Risk Factors”. As a result, you should not place undue reliance on forward-looking statements.
Additionally, the forward-looking statements contained in this Form 10-Q represent our views only as of the date of this Form 10-Q (or any earlier date indicated in such statement). While we may update certain forward-looking statements from time to time, we specifically disclaim any obligation to do so, even if new information becomes available in the future. However, you are advised to consult any further disclosures we make on related subjects in the reports that we file with the SEC.

PART I

ITEM 1. FINANCIAL STATEMENTS
OptiNose, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,410	$36,797
Grants and other receivables	231	384
Inventory	241	—
Deposits and other current assets	438	3,494
Total current assets	50,320	40,675
Property and equipment, net	1,433	323
Deferred offering costs	2,285	—
Deposits and other assets — long-term	1,097	553
Total assets	$55,135	$41,551
Liabilities, redeemable convertible preferred stock and stockholders' deficit
Current liabilities:
Accounts payable	$3,876	$3,369
Accrued expenses	5,606	2,541
Deferred other income	217	—
Total current liabilities	9,699	5,910
Convertible notes payable, net	—	15,256
Accrued interest	—	3,409
Total liabilities	9,699	24,575
Redeemable convertible preferred stock, $0.001 par value:
Series A, 285,480 shares authorized, issued and outstanding at September 30, 2017 and December 31, 2016 (liquidation value of $5,381 at September 30, 2017)	5,381	5,381
Series B-1, 35,680 shares authorized, issued and outstanding at September 30, 2017 and December 31, 2016 (liquidation value of $673 at September 30, 2017)	673	673
Series B-2, 782,600 shares authorized, issued and outstanding at September 30, 2017 and December 31, 2016 (liquidation value of $14,760 at September 30, 2017)	14,760	14,760
Series C, 4,115,344 shares authorized, issued and outstanding at September 30, 2017 and December 31, 2016 (liquidation value of $113,128 at September 30, 2017)	112,974	105,738
Series C-1, 1,656,410 shares authorized, issued and outstanding at September 30, 2017 and December 31, 2016 (liquidation value of $44,354 at September 30, 2017)	44,354	41,621
Series C-2, 687,474 and 0 shares authorized, issued and outstanding at September 30, 2017 and December 31, 2016, respectively, actual (liquidation value of $20,345 at September 30, 2017)	20,345	—
Series D, 1,369,863 and 0 shares authorized at September 30, 2017 and December 31, 2016, respectively, 1,117,578 and 0 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively, actual (liquidation value of $38,236 at September 30, 2017)	38,055	—
Total redeemable convertible preferred stock	236,542	168,173
Stockholders' deficit:
Common stock, $0.001 par value; 13,067,149 and 10,624,486 shares authorized at September 30, 2017 and December 31, 2016, respectively; 4,067,717 shares issued and outstanding at September 30, 2017 and December 31, 2016	4	4
Additional paid-in capital	—	—
Accumulated deficit	(191,001)	(151,102)
Accumulated other comprehensive loss	(109)	(99)
Total stockholders' deficit	(191,106)	(151,197)
Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$55,135	$41,551
See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2017 and 2016
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Licensing revenues	$—	$—	$—	$47,500
Operating expenses:
Research and development	6,641	3,868	15,620	12,241
Selling, general and administrative	6,553	1,761	13,214	5,057
Total operating expenses	13,194	5,629	28,834	17,298
(Loss) income from operations	(13,194)	(5,629)	(28,834)	30,202
Other (income) expense:
Grant and other income	(30)	(370)	(123)	(536)
Interest income	(61)	(38)	(156)	(109)
Interest expense	—	885	862	2,632
Foreign currency (gains) losses	(35)	—	(66)	14
Net (loss) income	$(13,068)	$(6,106)	$(29,351)	$28,201
Deemed dividend	4,105	2,752	11,255	8,254
Accretion to redemption value	19	527	1,093	1,582
Net (loss) income attributable to common stockholders	$(17,192)	$(9,385)	$(41,699)	$18,365
Net (loss) income per share of common stock
basic	$(4.23)	$(2.32)	$(10.25)	$0.77
diluted	$(4.23)	$(2.32)	$(10.25)	$0.63
Weighted average common shares outstanding
basic	4,067,717	4,050,065	4,067,717	4,049,800
diluted	4,067,717	4,050,065	4,067,717	4,975,012
See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Comprehensive Income and Loss
For the Three and Nine Months Ended September 30, 2017 and 2016
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net (loss) income	$(13,068)	$(6,106)	$(29,351)	$28,201
Other comprehensive (loss) income:
Foreign currency translation adjustment	(4)	13	(10)	42
Comprehensive (loss) income	$(13,072)	$(6,093)	$(29,361)	$28,243
See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and
Stockholders' Deficit
For the Nine Months Ended September 30, 2017
(Unaudited)
(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Stockholders' Deficit
			Common Stock		Additional Paid -in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	6,875,514	$168,173	4,067,717	$4	$—	$(151,102)	$(99)	$(151,197)
Conversion of convertible debt to Series C-2 preferred stock	687,474	19,527	—	—	—	—	—	—
Sale of Series D preferred stock, net of issuance costs	1,117,578	36,494	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	1,800	—	—	1,800
Accretion of Series C, Series C-1 & Series D preferred stock to redemption value	—	1,093	—	—	(1,093)	—	—	(1,093)
Accretion of Series C, Series C-1, Series C-2 & Series D preferred stock in lieu of 8% dividend	—	11,255	—	—	(707)	(10,548)	—	(11,255)
Foreign currency translation adjustment	—	—	—	—	—		(10)	(10)
Net loss	—	—	—	—	—	(29,351)	—	(29,351)
Balance at September 30, 2017	8,680,566	$236,542	4,067,717	$4	$—	$(191,001)	$(109)	$(191,106)
See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2017 and 2016
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities:
Net (loss) income	$(29,351)	$28,201
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	104	56
Stock-based compensation	1,800	539
Amortization of debt discount and issuance costs	194	582
Changes in operating assets and liabilities:
Grants and other receivables	159	(333)
Deposits and other assets	2,519	(1,667)
Inventory	(241)	—
Accounts payable	(574)	(524)
Accrued expenses	2,633	(1,207)
Accrued interest	668	2,050
Deferred other income	217	(41)
Cash (used in) provided by operating activities	(21,872)	27,656
Investing activities:
Purchases of property and equipment	(1,210)	(43)
Cash used in investing activities	(1,210)	(43)
Financing activities:
Proceeds from the sale of Series D preferred stock	36,494	—
Cash paid for financing costs	(781)	—
Cash provided by financing activities	35,713	—
Effects of exchange rate changes on cash and cash equivalents	(18)	46
Net increase in cash and cash equivalents	12,613	27,659
Cash and cash equivalents at beginning of period	36,797	15,198
Cash and cash equivalents at end of period	$49,410	$42,857
Supplemental disclosure of noncash financing activities:
Deemed dividend	$11,255	$8,254
Accretion to redemption value	$1,093	$1,582
Deferred offering costs within accounts payable and accrued expenses	$1,504	$—
Conversion of convertible notes payable and accrued interest into Series C-2 preferred stock	$19,527	$—
See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

1. Organization and Description of Business
OptiNose, Inc. (the Company) was incorporated in Delaware in May 2010 (inception) and has facilities in Yardley, Pennsylvania, Ewing, New Jersey, Oslo, Norway and Swindon, England. The Company's predecessor entity, OptiNose AS, was formed under the laws of Norway in September 2000. In 2010, OptiNose AS became a wholly-owned subsidiary of the Company as part of an internal reorganization.
The Company is a specialty pharmaceutical company focused on the development and commercialization of products for patients treated by ear, nose and throat (ENT) and allergy specialists. The Company's first two FDA-approved products utilize its proprietary Exhalation Delivery Systems (EDS), which are capable of deep intranasal deposition of medication. OptiNose developed its first product, Onzetra® Xsail® (sumatriptan nasal power) through the completion of Phase III clinical trials and subsequently out-licensed the product to Otsuka Pharmaceutical Co., Ltd. Onzetra Xsail received FDA approval and was launched in the U.S. in 2016. The Company's second product, XHANCE (fluticasone propionate) nasal spray, 93 mcg, is a therapeutic that utilizes EDS to deliver a topically-acting corticosteroid for the treatment of chronic rhinosinusitis. On September 18, 2017, the FDA approved the Company's NDA for XHANCE for the treatment of nasal polyps in patients 18 years of age or older, and XHANCE is in development for the treatment of chronic sinusitis.

In October 2017, the Company completed an initial public offering (IPO) of its common stock, selling 8,625,000 shares at $16.00 per share. As a result of the IPO, the Company received approximately $125,540 in net proceeds, after deducting discounts and commissions of approximately $9,660 and estimated offering expenses of approximately $2,800 payable by the Company. The interim consolidated financial statements, do not give effect to the IPO. Upon consummation of the IPO, all of the outstanding shares of the Company’s redeemable convertible preferred stock were converted into an aggregate of 25,068,556 shares of common stock.
2. Liquidity
Since inception, the Company's operations have focused on organization and staffing, business planning, raising capital, establishing an intellectual property portfolio, conducting preclinical studies and clinical trials and pursuing regulatory approvals. The Company has not generated any revenue from product sales. As of September 30, 2017, the Company had cash and cash equivalents of $49,410. During the nine months ended September 30, 2017, the Company sold 1,117,578 shares of Series D preferred stock, which resulted in gross proceeds to the Company of $36,712 (Note 9). Additionally, in October 2017, the Company completed an IPO of its common stock, selling 8,625,000 shares at $16.00 per share. As a result of the IPO, the Company received approximately $125,540 in net proceeds, after deducting discounts and commissions of approximately $9,660 and estimated offering expenses of approximately $2,800 payable by the Company.
The Company will need to secure additional capital in the future through equity or debt financings, partnerships, collaborations, or other sources in order to carry out all of the Company's planned development and commercial activities. If additional capital is not secured when required, the Company may need to delay or curtail its operations until such funding is received. The Company is subject to a number of risks similar to other life sciences companies, including, but not limited to, successful discovery and development of its product candidates, raising additional capital, the development by its competitors of new technological innovations, protection of proprietary technology and market acceptance of the Company's products.
3. Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited interim consolidated financial statements have been prepared in conformity with US generally accepted accounting principles (GAAP). Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Updates (ASU) of the Financial Accounting Standards Board (FASB).
In the opinion of management, the accompanying unaudited interim financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the financial statements) considered necessary to present fairly the Company's financial position as of September 30, 2017 and its results of

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

operations for the three and nine months ended September 30, 2017 and 2016 and cash flows for the nine months ended September 30, 2017 and 2016. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The unaudited interim financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2016 included in the final prospectus dated October 12, 2017 filed with the Securities and Exchange Commission (SEC).
Recapitalization
On September 29, 2017, the Company filed a certificate of amendment to amend its certificate of incorporation to (i) increase the number of authorized shares of the Company's common stock from 13,067,149 shares to 50,000,000, and (ii) effectuate a 2.8879-for-1 reclassification, or stock split, of the Company's common stock, to be effected prior to the effectiveness of the Company's registration statement on Form S-1 in connection with its IPO. The stock split was effected on October 10, 2017. All share and per share amounts in these unaudited interim consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to the stock split.
Use of estimates
The preparation of the unaudited interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited interim consolidated financial statements and reported amounts of expenses during the reporting period. Due to the uncertainty of factors surrounding the estimates or judgments used in the preparation of the unaudited interim consolidated financial statements, actual results may materially vary from these estimates. Estimates and assumptions are periodically reviewed and the effects of revisions are reflected in the unaudited interim consolidated financial statements in the period they are determined to be necessary.
Fair value of financial instruments
At September 30, 2017 and December 31, 2016, the Company's financial instruments included cash and cash equivalents, grants receivable, accounts payable and accrued expenses. The carrying amounts reported in the Company's financial statements for these instruments approximates their respective fair values because of the short-term nature of these instruments. At September 30, 2017 and December 31, 2016, there were no financial assets or liabilities measured at fair value on a recurring basis.
The Company's financial instruments also included convertible debt at December 31, 2016 (Note 8).
Inventory
Prior to receiving FDA approval for XHANCE in September 2017, inventory purchases were expensed as incurred and recorded as a component of research and development expense. Subsequent to receiving FDA approval, inventories are stated at the lower of cost or market, net of reserves for excess and obsolete inventory. At September 30, 2017, inventory consisted of raw materials.
Deposits and other assets
Deposits and other assets consist primarily of payments made in advance to outsourced contract manufacturers and equipment suppliers, as well as a receivable due from the FDA at December 31, 2016 related to a Prescription Drug User Fee Act (PDUFA) New Drug Application fee that the FDA refunded to the Company in March 2017.
Throughout 2017 and 2016, the Company made upfront payments to outsourced plastic mold development manufacturers and equipment suppliers for molds and equipment that are expected to be used for the commercial production of XHANCE. The Company expects to receive this equipment in 2017. For equipment received prior to FDA approval, the Company recorded the cost associated with the equipment purchase as a component of research and development expense if there was no alternative future use of the equipment without FDA approval.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

Conversely, deposits on equipment received after the September 18, 2017 FDA approval of XHANCE will be capitalized as fixed assets when the equipment is received and are therefore classified as long-term deposits at September 30, 2017.
Deferred offering costs
The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated, at which time these costs are netted against the proceeds from the equity financing. Upon completing its IPO in October 2017, the Company reclassified all outstanding deferred offering costs and netted them against the proceeds from the IPO.
Net income (loss) per common share
For the nine month period ended September 30, 2016, the Company used the two-class method to compute net income (loss) per common share because the Company has issued securities (redeemable convertible preferred stock) that entitle the holder to participate in dividends and earnings of the Company. Under this method, net income is reduced by the amount of any dividends earned and the accretion of redeemable convertible preferred stock to its redemption value during the period. The remaining earnings (undistributed earnings) are allocated to common stock and each series of redeemable convertible preferred stock to the extent that each preferred security may share in earnings as if all of the earnings for the period had been distributed. The total earnings allocated to common stock is then divided by the number of outstanding shares to which the earnings are allocated to determine the earnings per share. The two-class method is not applicable during periods with a net loss, as the holders of the redeemable convertible preferred stock have no obligation to fund losses.
Diluted net income (loss) per common share is computed under the two-class method by using the weighted-average number of shares of common stock outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options, warrants, and convertible debt. In addition, the Company analyzes the potential dilutive effect of the outstanding redeemable convertible preferred stock and convertible debt under the "if-converted" method when calculating diluted earnings per share, in which it is assumed that the outstanding redeemable convertible preferred stock or convertible debt converts into common stock at the beginning of the period or when issued if later. The Company reports the more dilutive of the approaches (two class or "if-converted") as their diluted net income per share during the period.
For the three months ended September 30, 2017 and 2016 and for the nine months ended September 30, 2017 in which the Company reported a net loss, there is no dilutive effect under either the two-class or "if-converted" method. For the nine months ended September 30, 2016, the Company presented diluted net income per common share using the two-class method, which was more dilutive than the "if-converted" method.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic net (loss) income per common share calculation:
Net (loss) income attributable to common stockholders	$(17,192)	$(9,385)	$(41,699)	$18,365
Less: undistributed earnings to participating securities	—	—	—	(15,253)
Net (loss) income attributable to common stockholders — basic	(17,192)	(9,385)	(41,699)	3,112
Weighted average common shares outstanding — basic	4,067,717	4,050,065	4,067,717	4,049,800
Net (loss) income per share of common stock — basic	$(4.23)	$(2.32)	$(10.25)	$0.77
Diluted net (loss) income per common share calculation:
Net (loss) income attributable to common stockholders	$(17,192)	$(9,385)	$(41,699)	$18,365
Less: undistributed earnings to participating securities	—	—	—	(15,253)
Net (loss) income attributable to common stockholders — diluted	(17,192)	(9,385)	(41,699)	3,112
Weighted average common shares outstanding — basic	4,067,717	4,050,065	4,067,717	4,049,800
Stock options	—	—	—	925,212
Weighted average common shares outstanding — diluted	4,067,717	4,050,065	4,067,717	4,975,012
Net (loss) income per share of common stock — diluted	$(4.23)	$(2.32)	$(10.25)	$0.63
Diluted net income (loss) per common share for the periods presented do not reflect the following potential common shares, as the effect would be antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	4,583,133	3,088,292	4,583,148	1,368,542
Common stock warrants	1,890,489	1,890,489	1,890,489	1,890,489
Convertible debt	—	639,129	—	639,129
Convertible preferred stock	25,068,556	19,855,772	25,068,556	19,855,772
Total	31,542,178	25,473,682	31,542,193	23,753,932
Recent accounting pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued the update to require the recognition of lease assets and liabilities on the balance sheet of lessees. The standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within such fiscal years. The ASU requires a modified retrospective transition method with the option to elect a package of practical expedients. Early adoption is permitted. The Company is currently evaluating the potential impact of the adoption of this standard on its results of operations, financial position and cash flows and related disclosures.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace numerous requirements in US GAAP, including industry-specific requirements. This guidance provides a five-step model to be applied to all contracts with customers, with an underlying principle that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The new standard also defines accounting for certain costs related to origination and fulfillment of contracts with customers, including whether such costs should be capitalized. This statement requires extensive quantitative and qualitative disclosures covering the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including disclosures on significant judgments made when applying the guidance and assets recognized from costs incurred to obtain or fulfill a contract. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. An entity can elect to apply the guidance under one of the following two methods: (i) retrospectively to each prior reporting period presented — referred to as the full retrospective method

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

or (ii) retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings — referred to as the modified retrospective method.
The Company has assessed the impact that ASU 2014-09 will have on its financial statements and related disclosures. To date, the Company has derived its revenues from a single licensing agreement with Avanir (the AVP-825 License Agreement). The consideration the Company has received to date includes an upfront payment, research and development funding and development milestone payments. Additionally, the Company is eligible to receive sales milestone payments and royalties in the future once product sales exceed a certain threshold. The Company analyzed the performance obligations under the AVP-825 License Agreement, and the consideration received to date and that the Company may receive in the future, as part of its analysis of the impact of ASU 2014-09 on this arrangement. The Company is substantially complete with its initial assessment of the AVP-825 License Agreement, and currently does not expect the adoption of the ASU to have a material impact on its financial statements but is expected to result in expanded footnote disclosures. The Company will continue to monitor additional changes, modifications, clarifications or interpretations being undertaken by the FASB, which may impact our current conclusion.
The Company will continue to assess any other customer arrangements that the Company enters into prior to the adoption date, confirming its method of adoption, determining the impact the new accounting standard will have on its financial statements and related disclosures and updating, as needed, its business processes, systems and controls required to comply with ASU 2014-09 upon its effective date of January 1, 2018. The Company will make updates to its quarterly and year-end disclosures, with a focus on implementation status updates related to the impact ASU 2014-09 will have on its financial statements and related footnotes.
The Company plans to adopt the new standard effective January 1, 2018 using the modified retrospective approach.
4. Deposits and Other Assets
Deposits and other assets consisted of the following:

	September 30, 2017	December 31, 2016
Short-term
Receivable due from the FDA	$—	$2,038
Deposits on equipment	—	1,201
Other	438	255
Total short-term deposits and other assets	$438	$3,494
Long-term
Deposits on equipment	$1,081	$499
Other	16	54
Total long-term deposits and other assets	1,097	553
	$1,535	$4,047

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

5. Property and Equipment
Property and equipment, net, consisted of:

	September 30, 2017	December 31, 2016
Computer equipment and software	$403	$293
Furniture and fixtures	120	121
Machinery and equipment	1,348	255
Leasehold improvements	28	28
	1,899	697
Less: accumulated depreciation	(466)	(374)
	$1,433	$323
Depreciation expense was $37 and $17 for the three months ended September 30, 2017 and 2016 and was $104 and $56 for nine months ended September 30, 2017 and 2016, respectively.
6. Accrued Expenses
Accrued expenses consisted of:

	September 30, 2017	December 31, 2016
Research and development expenses	724	736
Selling, general and administrative expenses	1,888	290
Bonus expense	2,625	1,390
Other	369	125
	$5,606	$2,541
7. AVP-825 License Agreement
In July 2013, the Company's wholly owned subsidiary, OptiNose AS, entered into the AVP-825 License Agreement with Avanir for the exclusive right to sell AVP-825 (now marketed as Onzetra® Xsail®), a product combining a low-dose powder form of sumatriptan with the Company's EDS technology platform, for the acute treatment of migraines in adults and any follow-on products under development that consist of a formulation that contains triptans as the sole active ingredient. Through December 31, 2016, under the terms of the AVP-825 License Agreement, the Company received aggregate cash payments of $70,000 in connection with the initial signing and the achievement of certain development milestones. Under the terms of the License Agreement, the Company is eligible to receive up to $50,000 upon the achievement of sales milestones as well as tiered low double-digit royalty payments on net sales in the US, Canada and Mexico after such cumulative sales exceed a certain threshold.
In conjunction with the AVP-825 License Agreement, the Company recognized $47,500 as licensing revenue during the nine months ended September 30, 2016. The revenue was related to the achievement of the FDA approval milestone in January 2016. The Company did not recognize any licensing revenue during the three months ended September 30, 2017 and 2016 or during the nine months ended September 30, 2017.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

8. Convertible Notes
At September 30, 2017 and December 31, 2016, the Company's convertible notes payable, net, balance was as follows:

	September 30, 2017	December 31, 2016
Face amount	$—	$15,000
Front end fees	—	(75)
Debt issuance costs	—	(44)
Back end fees	—	375
Convertible notes payable, net	$—	$15,256
On September 30, 2015, the Company entered into a Senior Secured Convertible Note Purchase Agreement (Notes) with various existing stockholders. The Notes provided the Company with up to $30,000 in capital available in two separate tranches. The first tranche of $15,000 closed on September 30, 2015. The second tranche of up to $15,000 was available to the Company until March 30, 2017 but was never drawn. The Notes bore an annual interest rate of 17% and were scheduled to mature on September 30, 2020 if not otherwise converted to Series C-2 shares. The Notes also bore front-end fees of $450, which were paid at issuance, and back end fees of $450 plus interest that was to be paid at maturity. The Notes could be repaid at any time in $100 increments, did not contain any prepayment penalties and were secured by assets of the Company. and OptiNose US, Inc. At the option of the majority purchaser of the Notes after March 30, 2017, or prior to March 30, 2017 if an event of default occurred or was continuing under the Notes, all note principal along with any accrued interest and back end fees thereon, could be converted into Series C-2 shares of preferred stock at a conversion price based upon a Company valuation equal to the lower of fair market value or $300,000.
As of December 31, 2016, the fair value of the Notes was $21,814, which was estimated based on the as converted value of the Notes as of that date.
On March 24, 2017, in connection with the Series D Financing, the Notes and associated accrued interest and back end fees thereon totaling $19,527 converted into 687,474 shares of Series C-2 preferred stock at a per share conversion price of approximately $28.40.
The Company recorded $885 in interest expense during the three months ended September 30, 2016 and $885 and $2,632 during the nine months ended September 30, 2017 and 2016, respectively, in conjunction with the Notes. Total coupon interest on the Notes and back end fees was $743 and $2,275 during the nine months ended September 30, 2017 and 2016, respectively. The front-end fees of $450 were recorded as debt discount at issuance and were amortized to interest expense over the 18 month loan conversion period. During the three months ended September 30, 2016 and for the nine month periods ended September 30, 2017 and 2016, the Company recorded a total of $75, $75, and $225 of interest expense, respectively, related to the front end fees. Additionally, back end fees of $450 are also being amortized to interest expense over the 18 month loan conversion period of which $95, $90, and $285 has been recorded as interest expense and as an increase in the carrying amount of the Notes during the three months ended September 30, 2016 and the nine months ended September 30, 2017 and 2016, respectively. The Company also incurred $265 in debt issuance costs during the year ended December 31, 2015 which are also being amortized to interest expense over the 18 month loan conversion period.
9. Redeemable Convertible Preferred Stock
During the nine months ended September 30, 2017, the Company sold 1,117,578 shares of Series D Preferred Stock at a per share purchase price of $32.85, resulting in gross proceeds to the Company of $36,712 (the Series D Financing). In connection with the Series D Financing, the Company's existing convertible notes and associated accrued interest and back end fees thereon totaling $19,527 converted into 687,474 shares of Series C-2 Preferred Stock at a per share conversion price of approximately $28.40 (Note 8).

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

In conjunction with the Series D financing, the number of authorized shares of common stock was increased from 10,624,486 to 13,067,149 and the number of authorized shares of preferred stock was increased from 6,875,514 to 8,932,851, of which 1,369,863 shares were designated as Series D shares and 687,474 shares were designated as Series C-2 shares. Also, the redemption date for all classes of the Company's preferred stock was extended to March 24, 2020 and the terms upon which all classes of Preferred Stock would mandatorily convert into common stock in connection with an underwritten public offering were revised to align with the terms of the Series C-2 preferred stock.
Upon consummation of the IPO, in October 2017, all of the outstanding shares of the Company's redeemable convertible preferred stock were converted into an aggregate of 25,068,556 shares of common stock.
10. Stock-based Compensation
The Company issues stock-based awards pursuant to its 2010 Stock Incentive Plan, as amended (Plan). As of September 30, 2017, 4,728,520 shares of the Company's common stock were authorized to be issued under the Plan, and 101,090 shares were reserved for future issuance under the Plan. The amount, terms of grants, and exercisability provisions are determined and set by the Company's board of directors. The Company measures employee stock-based awards at grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the award. Stock-based awards issued to non-employees are revalued until the award vests. The Company recorded stock-based compensation expense in the following expense categories of its accompanying consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$411	$25	$919	$323
General and administrative	360	9	881	216
	$771	$34	$1,800	$539
Service-based stock options
Options issued under the Plan generally have a contractual life of up to 10 years and may be exercisable in cash or as otherwise determined by the board of directors. Vesting generally occurs over a period of not greater than four years. The following table summarizes the activity related to service-based stock option grants to employees and nonemployees for the nine months ended September 30, 2017:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life
Outstanding at December 31, 2016	1,894,083	$3.09	6.67
Granted	524,147	5.90
Exercised	—	—
Expired	(2,887)	5.68
Forfeited	(3,955)	3.05
Outstanding at September 30, 2017	2,411,388	$3.70	6.67
Exercisable at September 30, 2017	1,193,791	$1.99	4.09
Vested and expected to vest at September 30, 2017	2,411,388	$3.70	6.67

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

During the nine months ended September 30, 2017, the board of directors approved the grant of time-based options to purchase 524,147 shares of common stock to employees that generally vest over four years. The options had an estimated weighted average grant date fair value of $3.90. The grant date fair value of each option grant was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

Risk free interest rate	2.01%
Expected term (in years)	6.08
Expected volatility	74.06%
Annual dividend yield	0.00%
Fair value of common stock	$3.90
At September 30, 2017, the unrecognized compensation cost related to unvested service-based stock options expected to vest was $3,609. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 3.43 years.
Performance-based stock options
The Company has issued performance-based stock options under the Plan which generally have a ten-year life from the date of grant and may vest upon the achievement of certain milestones in connection with the Company's development programs. Additionally, the Company has issued options in excess of the fair market value of common shares on the issuance date that are only exercisable upon a change in control or upon or after an initial public offering. Compensation expense for performance-based stock options is only recognized when management determines it is probable that the awards will vest.
The following table summarizes the activity related to performance-based stock option grants to employees and nonemployees for the nine months ended September 30, 2017:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life
Outstanding at December 31, 2016	2,171,760	$9.59	6.55
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at September 30, 2017	2,171,760	$9.59	5.74
Exercisable at September 30, 2017	1,016,600	$1.96	4.08
As of September 30, 2017, there was $2,301 of unrecognized compensation cost related to unvested performance-based stock options that will vest and be expensed when the occurrence of the performance condition is deemed probable.
Common stock warrants
The Company also has 1,890,489 common stock warrants outstanding with an exercise price of $8.16 per share that expire in 2020.
11. Related-party transactions
Debt and equity transactions
All of the Company's convertible debt (see Note 8) was with holders of the Company's convertible preferred stock.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

12. Subsequent events
On September 19, 2017, the Company's board of directors adopted, and, on October 2, 2017, the Company's stockholders approved, the Amended and Restated 2010 Stock Incentive Plan (A&R Plan), which became effective October 12, 2017. The A&R Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, deferred stock units, performance shares, stock appreciation rights and other equity-based awards. The Company's employees, officers, directors and other persons are eligible to receive awards under the A&R Plan. In conjunction with the IPO and the adoption of the Amended and Restated 2010 Stock Incentive Plan in October 2017, the Company granted 1,599,881 stock options with a weighted average exercise price of $16.03 per share and a weighted average grant date fair value of $11.18 per share. In addition, in October 2017, the Company recorded $1,642 in compensation expense pertaining to certain performance-based stock options that became exercisable upon consummation of the IPO.

On September 19, 2017, the Company's board of directors adopted, and, on October 2, 2017, the Company's stockholders approved, the 2017 Employee Stock Purchase Plan, which became effective on October 12, 2017. The 2017 ESPP authorized the issuance of up to 144,395 shares of the Company's common stock pursuant to purchase rights granted to its employees or to employees of any of its participating affiliates.

In October 2017, the Company sold 8,625,000 shares of common stock through its initial public offering at a price of $16.00 per share for total gross proceeds of $138,000 and net proceeds of $125,540 after deducting underwriting discounts and commissions of approximately $9,660 and estimated offering expenses of approximately $2,800 payable by the Company. Upon consummation of the IPO, all of the outstanding shares of the Company's redeemable convertible preferred stock were converted into an aggregate of 25,068,556 shares of common stock.

In November 2017, the Company entered into an agreement with a contract sales organization for the recruitment, deployment and management of a contract sales force to market XHANCE in the United States. Subject to certain limited exceptions, the Company may not terminate this agreement until after the first anniversary of the deployment of the sales force. The Company estimates the expenses related to the non-cancellable services during this period to be approximately $15,500. Thereafter, the Company may terminate the agreement subject to potential early termination fees ranging from $100 to $700.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read this section in conjunction with our unaudited interim consolidated financial statements and related notes included in Part I. Item 1 of this report and our audited consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the years ended December 31, 2016 and 2015 included in our prospectus dated October 12, 2017, filed with the Securities and Exchange Commission, or SEC, pursuant to Rule 424(b) under the Securities Act of 1933.
Company Business
We are a specialty pharmaceutical company focused on the development and commercialization of products for patients treated by ear, nose and throat, or ENT, and allergy specialists. Our lead product, XHANCE (fluticasone propionate) nasal spray, 93 mcg, is a therapeutic that utilizes our proprietary Exhalation Delivery System, or EDS, to deliver a topically-acting and potent anti-inflammatory corticosteroid for the treatment of chronic sinusitis with and without nasal polyps. Chronic sinusitis is a serious nasal inflammatory disease that is currently treated using therapies, such as intranasal steroids, or INS, that have significant limitations. We believe XHANCE has a differentiated clinical profile with the potential to become part of the standard of care for this disease because it is able to deliver medication to the primary site of inflammation high and deep in the nasal passages in regions not adequately reached by current INS. We also believe that payors will respond favorably to XHANCE's clinical, cost, and quality-of-care profile, as compared to current and potential future costly drug therapy and surgical treatment options.
On September 18, 2017, the U.S. Food and Drug Administration, or FDA, approved our new drug application, or NDA, for XHANCE for the treatment of nasal polyps in adults. We expect to launch XHANCE in the second quarter of 2018 with a dedicated contract sales force targeting a specialty prescriber base comprised of approximately 15,000 ENT and allergy physicians in the United States. We plan to initiate additional clinical trials of XHANCE in the second half of 2018 to seek a follow-on indication for the treatment of chronic sinusitis to broaden our market opportunity. XHANCE is the second commercial product that we have developed utilizing our EDS. Our first commercial product (now marketed as Onzetra® Xsail®), indicated for the acute treatment of migraines in adults, was licensed in 2013 to Avanir Pharmaceuticals, Inc., or Avanir, and was approved by the FDA in January 2016.
XHANCE Pre-Commercialization Activities Update
In preparation for the commercial launch of XHANCE, we trained and deployed through a contract sales organization (CSO) a field team of approximately 85 contract clinical nurse educators (CNEs). The objectives of the CNE team prior to the deployment of our contract sales force are to introduce Optinose as a company, raise awareness of the significant unmet need that exists within nasal polyps, explain how the Optinose EDS enables delivery of medication to targeted areas deep in the nose and familiarize health care practitioners with proper use of XHANCE. The CNE team initiated customer engagement activities on November 13, 2017 targeting approximately 10,000 ENT and allergy specialists. In addition to the recruitment and deployment of the CNE team, we also commenced recruitment activities related to our contract sales force in November.
In addition to the activities we carried out with our CSO, in November 2017 we hired 10 regional business leaders (also known as district managers) to work with the contract sales force and form the basis of the OptiNose field-based sales leadership team.
XHANCE Pediatric Study Update
As part of its approval of XHANCE for the treatment nasal polyps in adults, the FDA required that we conduct a randomized, double-blind, placebo controlled clinical study in children and adolescents with nasal polyposis to assess the safety, efficacy, and pharmacokinetics of XHANCE in this population. The FDA originally indicated the study was to be conducted in children and adolescents 6 to 17 years of age. On October 30 2017, the FDA notified us that in response to our request it had modified the required age range to 12 to 17 years of age.

Financial Operations Overview
The following discussion sets forth certain components of our consolidated statements of operations as well as factors that impact those items.

Licensing revenues
To date, we have not generated any revenues from product sales. Substantially all of our revenue to date has been derived from the AVP-825 License Agreement. We do not expect to generate significant product revenue unless and until we commercialize XHANCE and our other product candidates.
In July 2013, we, through our wholly owned subsidiary, OptiNose AS, entered into the AVP-825 License Agreement under which we granted an exclusive license to Avanir to further develop and commercialize AVP-825 (now marketed as Onzetra Xsail). Under the terms of the AVP-825 License Agreement, we have received $70.0 million in aggregate licensing revenues to date in connection with the initial signing and the achievement of development milestones, including a $47.5 million payment upon FDA approval of AVP-825 in the first quarter of 2016. We are eligible to receive up to an additional $50.0 million upon the achievement of annual sales milestones and tiered low double-digit royalty payments once and if net sales of the product exceed a specified cumulative threshold. We do not expect to generate any additional revenue from the AVP-825 License Agreement in the near term.
Research and development expense
Research and development expense consists substantially of costs incurred in connection with the development and pursuit of regulatory approval for XHANCE for the treatment of nasal polyps. We expense research and development costs as incurred. These expenses include:

▪	personnel expenses, including salaries, benefits and stock-based compensation expense;

▪
costs of funding research performed by third parties, including pursuant to agreements with contract research organizations, or CROs, as well as investigative sites and consultants that conduct our preclinical studies and clinical trials;

▪
expenses incurred under agreements with contract manufacturing organizations, or CMOs, including manufacturing scale-up expenses and the cost of acquiring and manufacturing preclinical study and clinical trial materials;

▪	consultant fees and expenses associated with outsourced professional scientific development services;

▪	expenses for regulatory activities, including filing fees paid to regulatory agencies and costs incurred to compile filings with the FDA;

▪	costs incurred to maintain, expand and protect our patent portfolio; and

▪	allocated expenses for facility costs, including rent, utilities, depreciation and maintenance.
We typically use our employee, consultant and infrastructure resources across our research and development programs. Although we track certain outsourced development costs by product candidate, we do not allocate personnel costs or other internal costs to specific product candidates.
We plan to incur research and development expenses for the foreseeable future as we expect to continue the development of XHANCE for a follow-on indication for the treatment of chronic sinusitis and our other product candidates. At this time, due to the inherently unpredictable nature of preclinical and clinical development, and given the preliminary nature of our clinical trial design for XHANCE for a follow-on indication for the treatment of chronic sinusitis and the FDA-mandated pediatric studies for XHANCE, and the early stage of our other product candidates, we are unable to estimate with any certainty the costs we will incur and the timelines we will require in our continued development efforts.
Selling, general and administrative expense
Selling, general and administrative expense consists primarily of personnel expenses, including salaries, benefits and stock-based compensation expense, for employees in executive, finance, accounting, business development, legal and human resource functions. General and administrative expense also includes corporate facility costs, including rent, utilities, depreciation and maintenance, not otherwise included in research and development expense, as well as legal fees related to corporate matters and fees for accounting and other consulting services.
We anticipate that our general and administrative expense will increase as a result of an expanded infrastructure and an increased headcount to support the commercialization of XHANCE. We also anticipate higher corporate infrastructure costs including, but not limited to accounting, legal, human resources, consulting and investor relations fees, as well as increased director and officer insurance premiums, associated with becoming a public company.
Sales and marketing related expenses consist of market research and other pre-commercial activities to prepare for the anticipated commercialization of XHANCE, as well as salaries and related benefits for employees focused on such efforts. We anticipate an increase in headcount and expense, including in connection with the engagement of a dedicated contract sales organization, as a result of our preparation for the commercial launch of XHANCE in the United States.
Interest (income) expense
Interest (income) expense consists of interest earned on our cash and cash equivalents held with institutional banks and interest expense related to amounts amortized and accrued under our convertible notes that were converted into preferred stock in March 2017.
Other (income) expense
Other (income) expense consists primarily of grant and other income as a result of government cost reimbursements for research and development activities over a contractually defined period, as well as foreign currency (income) losses due to exchange rate fluctuations on transactions denominated in a currency other than our functional currency.
Consolidated Results of Operations
Comparison of three months ended September 30, 2017 and 2016
The following table sets forth our selected consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended September 30,
	2017	2016
Licensing revenues	$—	$—
Operating expenses:
Research and development	6,641	3,868
Selling, general and administrative	6,553	1,761
Total operating expenses	13,194	5,629
Loss from operations	(13,194)	(5,629)
Other (income) expense:
Interest (income) expense	(61)	847
Other (income) expense	(65)	(370)
Total other (income) expense	(126)	477
Net loss	$(13,068)	$(6,106)
Licensing Revenues
There was no license revenues during the three months ended September 30, 2017 and 2016.
Research and development expense
Research and development expenses were $6.6 million and $3.9 million for the three months ended September 30, 2017 and 2016, respectively. The $2.7 million increase was attributable primarily to:

▪	a $1.5 million increase in expenses related to the preparation of contract manufacturing capabilities in anticipation of the expected commercial launch of XHANCE for the treatment of nasal polyps;

▪	a $0.9 million increase in personnel and bonus expenses due to increases in headcount, as well as increases in bonus expense as a result of the achievement of Company performance targets;

▪	a $0.4 million increase in stock-based compensation expense;

▪
a $0.4 million increase in medical affairs spending in connection with the conduct, reporting and planning for current and future research programs and to prepare for our planned clinical trials for a follow-on indication for the treatment of chronic sinusitis;

These increases were offset primarily by:

▪	a $0.5 million decrease in regulatory expenses as a result of the substantial completion of our NDA submission activities for XHANCE for the treatment of nasal polyps; and

▪
a $0.3 million decrease in expenses associated with the completion of an anthropometric study which assessed the usability of XHANCE in children under 18 years of age in preparation for the FDA mandated pediatric studies.

Selling, general and administrative expense
Selling, general and administrative expenses were $6.6 million and $1.8 million for the three months ended September 30, 2017 and 2016, respectively. The $4.8 million increase was due primarily to:

▪	a $2.2 million increase in commercial expenses related to our preparation for the expected commercial launch of XHANCE for the treatment of nasal polyps;

▪	a $1.0 million increase in administrative and consultancy expenses as a result of our preparations to become a public company;

▪	a $0.9 million increase in personnel and bonus expenses due to increases in headcount as well as increases in bonus expense as a result of the achievement of Company performance targets; and
a $0.4 million increase in stock-based compensation expense.
Interest (income) expense, net
Interest (income) expense, net, was $(61,000) and $0.8 million for the three months ended September 30, 2017 and 2016, respectively. Interest expense for the three months ended September 30, 2016 was related primarily to our convertible notes. The convertible notes were converted to shares of preferred stock in March 2017.
Other (income) expense, net
Other income, net, was $(65,000) and $0.4 million for the three months ended September 30, 2017 and 2016, respectively. The income in both periods was attributable primarily to grant eligible research and development expenses incurred by OptiNose AS, our Norwegian subsidiary.
Comparison of the nine months ended September 30, 2017 and 2016
The following table sets forth our selected consolidated statements of operations data for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2017	2016
Licensing revenues	$—	$47,500
Operating expenses:
Research and development	15,620	12,241
Selling, general and administrative	13,214	5,057
Total operating expenses	28,834	17,298
Income (loss) from operations	(28,834)	30,202
Other (income) expense:
Interest (income) expense	706	2,523
Other (income) expense	(189)	(522)
Total other (income) expense	517	2,001
Net (loss) income	$(29,351)	$28,201

Licensing Revenues
Revenue was $47.5 million for the nine months ended September 30, 2016 and was attributable to the achievement of a development milestone under the terms of the AVP-825 License Agreement as a result of FDA approval of Onzetra Xsail in January 2016. There were no licensing revenues during the nine months ended September 30, 2017.
Research and development expense
Research and development expenses were $15.6 million and $12.2 million for the nine months ended September 30, 2017 and 2016, respectively. The $3.4 million increase was attributable primarily to:

▪	a $1.7 million increase in expenses related to the preparation of contract manufacturing capabilities in anticipation of the expected commercial launch of XHANCE for the treatment of nasal polyps;

▪	a $0.9 million increase in personnel and bonus expenses due to increases in headcount, as well as increases in bonus expense as a result of the achievement of Company performance targets;

▪
a $0.7 million increase in medical affairs spending in connection with the conduct, reporting and planning for current and future research programs and to prepare for our planned clinical trials for a follow-on indication for the treatment of chronic sinusitis;

▪	a $0.6 million increase in stock-based compensation expense; and

▪	a $0.5 million increase in intellectual property expenses as a result of an increase in new patent filings.
These increases were offset primarily by:

▪	a $1.2 million decrease in regulatory expenses as a result of the substantial completion of our NDA submission activities for XHANCE for the treatment of nasal polyps; and

▪
a $0.2 million decrease in expenses associated with the completion of an anthropometric study which assessed the usability of XHANCE in children under 18 years of age in preparation for the FDA mandated pediatric studies.

Selling general and administrative expense
Selling, general and administrative expenses were $13.2 million and $5.1 million for the nine months ended September 30, 2017 and 2016, respectively. The $8.1 million increase was due primarily to:

▪	a $3.8 million increase in commercial expenses related to our preparation for the expected commercial launch of XHANCE for the treatment of nasal polyps;

▪	a $1.7 million increase in administrative and consultancy expenses as a result of our preparations to become a public company;

▪	a $1.5 million increase in personnel and bonus expenses due to increases in headcount, as well as increases in bonus expense as a result of the achievement of Company performance targets; and

▪	a $0.7 million increase in stock-based compensation expense.
Interest (income) expense, net
Interest expense, net, was $0.7 million and $2.5 million for the nine months ended September 30, 2017 and 2016, respectively. The $1.8 million decrease was due primarily to the conversion of convertible notes to shares of preferred stock in March 2017.
Other (income) expense, net
Other income, net, was $0.2 million and $0.5 million for the nine months ended September 30, 2017 and 2016, respectively. The income in both periods was attributable primarily to grant eligible research and development expenses incurred by OptiNose AS, our Norwegian subsidiary.

Liquidity and Capital Resources
We have funded our operations primarily through the sale and issuance of stock and convertible debt, as well as through licensing revenues received under the terms of the AVP-825 License Agreement. As of September 30, 2017, we had $49.4 million in cash and cash equivalents. In October 2017, we completed our initial public offering (IPO), selling 8,625,000 shares of our common stock at a price of $16.00 per share. As a result of the IPO, we received approximately $125.5 million in net proceeds, after deducting underwriting discounts and commissions of approximately $9.7 million and estimated offering expenses of approximately $2.8 million payable by us.

Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. We had net income of $28.2 million for the nine months ended September 30, 2016 due primarily to the achievement of a milestone under the AVP-825 License Agreement. However, we incurred net losses of $29.4 million for the nine months ended September 30, 2017 and net losses of $13.1 million and $6.1 million for the three months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, we had an accumulated deficit of $191.1 million.
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash (used in) provided by operating activities	$(21,872)	$27,656
Net cash used in investing activities	(1,210)	(43)
Net cash provided by financing activities	35,713	—
Effects of exchange rates on cash and cash equivalents	(18)	46
Net (decrease) increase in cash and cash equivalents	$12,613	$27,659
Operating activities
Cash provided by (used in) operating activities decreased by $49.5 million, from $27.6 million for the nine months ended September 30, 2016 to $(21.9) million for the nine months ended September 30, 2017. The decrease in cash provided by operating activities was attributable primarily to the net income generated from the $47.5 million of licensing revenue earned in connection with the achievement of a development milestone under the terms of the AVP-825 License Agreement resulting from FDA approval of Onzetra Xsail in January 2016. No revenue was generated from the AVP-825 License Agreement during the nine months ended September 30, 2017.
Investing activities
Cash used in investing activities increased $1.2 million from $43,000 for the nine months ended September 30, 2016 to $1.2 million for the nine months ended September 30, 2017. The increase was related to purchases of equipment in connection with our preparation for the commercial launch of XHANCE.
Financing activities
Cash provided by financing activities increased to $35.7 million for the nine months ended September 30, 2017 from $0 for the nine months ended September 30, 2016. During 2017, we received $35.7 million in net proceeds from the sale of our Series D Preferred Stock.
Future Funding Requirements
We expect to continue to incur significant expenses in connection with our ongoing activities, particularly as we:

▪
engage a contract specialty sales force, projected to initially consist of approximately 75 sales representatives, to market XHANCE for the treatment of nasal polyps and build commercial infrastructure to support sales and marketing for XHANCE;

▪	continue clinical development activities for XHANCE, including FDA-mandated pediatric studies, and seek regulatory approval for XHANCE for a follow-on indication of chronic sinusitis;

▪	hire additional staff and add operational, financial and information systems to execute our business plan;

▪	maintain, expand and protect our patent portfolio;

▪	contract to manufacture XHANCE and our other product candidates;

▪	continue research and development activities for our other product candidates; and

▪	operate as a public company.
Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

▪	the success of our commercialization of XHANCE for the treatment of nasal polyps;

▪	the cost and timing of completion of commercial-scale outsourced manufacturing activities;

▪	our clinical development plans for XHANCE, including FDA-mandated pediatric studies and clinical trials for the follow-on indication for the treatment of chronic sinusitis;

▪
the outcome, timing and cost of the regulatory approval process of XHANCE for chronic sinusitis by the FDA, including the potential for the FDA to require that we perform more studies and clinical trials than those that we currently expect;

▪	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

▪	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us;

▪	potential future licensing revenue from the AVP-825 License Agreement;

▪	the initiation, progress, timing, costs and results of clinical trials for our other product candidates; and

▪	the extent to which we in-license or acquire other products, product candidates or technologies.
Although it is difficult to predict future liquidity requirements, we believe that the net proceeds from our IPO, together with our existing cash and cash equivalents, will enable us to fund our operations into the second quarter of 2019. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We expect that we will need to raise additional capital in the future to further the commercialization of XHANCE for the treatment of nasal polyps, to complete the clinical development of XHANCE for a follow-on indication for the treatment of chronic sinusitis, and to support the development of our other product candidates. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition and results of operations could be materially adversely affected and we may need to delay or curtail our operations until such funding is received. Additionally, we may never become profitable, or if we do, we may not be able to sustain profitability on a recurring basis.
Off-balance sheet arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Contractual obligations and commitments
During the nine months ended September 30, 2017, there have been no material changes to our contractual obligations from those described in our prospectus dated October 12, 2017, filed with the SEC pursuant to Rule 424(b) under the Securities Act.

In November 2017, we entered into an agreement with a contract sales organization for the recruitment, deployment and management of a contract sales force to market XHANCE in the United States. Subject to certain limited exceptions, we may not terminate this agreement until after the first anniversary of the deployment of the sales force. We estimate the expenses related to the non-cancellable services during this period to be approximately $15.5 million. Thereafter, we may terminate the agreement subject to potential early termination fees ranging from $0.1 million to $0.7 million.

Critical accounting policies
The Critical Accounting Policies and Significant Judgments and Estimates included in our prospectus dated October 12, 2017, filed with the SEC pursuant to Rule 424(b) under the Securities Act have not materially changed.
Recent accounting pronouncements
See Note 3 to our unaudited interim consolidated financial statements of this Form 10-Q for a description of recent accounting pronouncements applicable to our consolidated financial statements.

JOBS Act
The JOBS Act, permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have irrevocably elected to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards when they are required to be adopted by public companies that are not emerging growth companies.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, which may result in potential losses arising from adverse changes in market rates, such as interest rates and foreign exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes and do not believe we are exposed to material market risk with respect to our cash and cash equivalents.
Through the operation of our subsidiaries based in the United Kingdom and Norway, we are exposed to foreign exchange rate risks. In addition to the operations of our foreign subsidiaries, we also contract with vendors that are located outside the United States, and in some cases make payment of invoices denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of September 30, 2017, we had minimal liabilities denominated in foreign currencies.
As of September 30, 2017, we had cash and cash equivalents of $49.4 million. We do not engage in any hedging activities against changes in interest rates. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an immediate 10% increase in interest rates would have a significant impact on the realized value of our investments.
Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2017 and 2016.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (Exchange Act) refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our third fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

PART II
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which would have a material adverse effect on our results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS
You should carefully consider the risk factors described under the caption "Risk Factors" in our prospectus dated October 12, 2017, filed with the SEC pursuant to Rule 424(b) under the Securities Act. There have been no material changes to the risk factors disclosed in our prospectus.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Issuances of Unregistered Securities
On August 7, 2017, we granted stock options to purchase a total of 160,278 shares of common stock at an exercise price of $7.25 per share to nine employees pursuant to our 2010 Stock Incentive Plan, or the 2010 Plan. On September 12, 2017, we granted a stock option to purchase 28,879 shares of common stock at an exercise price of $7.25 per share to one employee pursuant to our 2010 Plan. These grants of stock options were exempt from registration under the Securities Act in reliance on Rule 701 as offers and sales of securities under written compensatory benefit plans and contracts relating to compensation in compliance with Rule 701. Each of the recipients of securities in any transaction exempt from registration either received or had adequate access, through employment, business or other relationships, to information about us.
Use of Proceeds
Our IPO was effected through a Registration Statement on Form S-1 (File No. 333-220515) that was declared effective by the SEC on October 12, 2017. On October 17, 2017, 8,625,000 shares of our common stock were sold at a price to the public of $16.00 per share, for aggregate gross proceeds of $138.0 million. As of the date of filing this report, the offering has terminated, and all of the securities registered pursuant to the offering were sold prior to termination. Jefferies and Piper Jaffray acted as lead joint book-running managers in the IPO, and BMO Capital Markets and RBC Capital Markets acted as joint book-running managers in the IPO.
On October 17, 2017 we received proceeds from the IPO of $128.3 million, which was net of underwriting discounts and commissions of approximately $9.7 million. Of this amount, we paid offering expenses of approximately $2.8 million. The balance of the funds totaling approximately $125.5 million shall be used in a manner consistent with the use of proceeds from the IPO as described in the Prospectus under “Use of Proceeds.”
The foregoing expenses are a reasonable estimate of the expenses incurred by us in the offering and do not represent the exact amount of expenses incurred. All of the foregoing expenses were direct or indirect payments to persons other than (i) our directors, officers or any of their associates; (ii) persons owning 10% or more of our common stock; or (iii) our affiliates.
There has been no material change in the use of proceeds from the IPO as described in the Prospectus under “Use of Proceeds.”
ITEM 3. DEFUALTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q. Where so indicated, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.
INDEX TO EXHIBITS

Exhibit Number		Exhibit Description
3.1
Fourth Amended and Restated Certificate of Incorporation of OptiNose, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38241), as filed with the SEC on October 18, 2017).

3.2		Amended and Restated Bylaws of OptiNose, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-38241), as filed with the SEC on October 18, 2017).
10.1
Supply Agreement, dated July 1, 2017, by and between Hovione Inter Ltd and OptiNose US, Inc., OptiNose UK, Ltd and OptiNose AS (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-220515), as filed with the SEC on September 18, 2017).

10.2
Manufacture and Supply Agreement, dated as of August 18, 2017, by and among OptiNose US, Inc., OptiNose UK Ltd. and OptiNose AS and Contract Pharmaceuticals Limited Canada (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-220515), as filed with the SEC on September 18, 2017).

10.3
Manufacturing Services Agreement, dated as of August 31, 2017, by and among OptiNose US, Inc., OptiNose UK Ltd. and OptiNose AS and Ximedica, LLC (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-220515), as filed with the SEC on September 18, 2017).

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.
32.1	*	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer.
32.2	*	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTINOSE, INC.
Date: November 27, 2017	By:	/s/ KEITH A. GOLDAN
		Name:	Keith A. Goldan
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)