Form 10-Q
period 2018-03-31
OptiNose, Inc.
filed 2018-05-14
CIK 1494650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares of the registrant's common stock outstanding at May 11, 2018 was 38,006,524 shares.

_________________________

Unless the context otherwise requires, all references in this Form 10-Q to "Optinose," "Company," "we," "us," and "our" refer to OptiNose, Inc. and its subsidiaries.
_________________________

Trademark Notice
OPTINOSE® and XHANCE™ are trademarks of ours in the United States. All other trademarks, trade names and service marks appearing in this prospectus are the property of their respective owners. We do not intend our use or display of other companies' trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among others, statements relating to:

▪	the potential advantages of XHANCE and our product candidates;

▪	the potential benefits of our Xperience Program and its potential effect on future financial results;

▪	our goal for 75% of commercially insured lives to have access to XHANCE in a Tier 3 formulary position with a low "hassle factor" by the end of 2018;

▪	our commercial initiatives and objectives related to XHANCE;

▪
our planned product development activities, studies and clinical trials, including our plans to initiate a clinical program of XHANCE in the fourth quarter of 2018 in pursuit of a supplemental indication for chronic sinusitis;

▪	our expectation that our existing cash and cash equivalents will be sufficient to fund our operations and debt service obligations through the end of 2019; and

▪	our expectation that our operating expenses in 2018 will be in the range of $119 - $125 million;
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
Forward-looking statements are based upon our current expectations and assumptions and are subject to a number of known and unknown risks, uncertainties and other factors that could cause actual results to differ materially and adversely from those expressed or implied by such statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (SEC), and in particular, the risks and uncertainties discussed therein under the caption “Risk Factors”. As a result, you should not place undue reliance on forward-looking statements.
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
The foregoing cautionary statements are intended to qualify all forward-looking statements wherever they may appear in this Form 10-Q. For all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.
This Form 10-Q also contains estimates, projections, market research and other data generated by independent third parties and by us concerning XHANCE, brand awareness, market access, the estimated size of markets, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. You are cautioned not to give undue weight to such information.

PART I

ITEM 1. FINANCIAL STATEMENTS
OptiNose, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$209,771	$234,854
Accounts receivable, net	2,049	—
Grants and other receivables	271	46
Inventory	3,580	2,013
Prepaid expenses and other current assets	1,398	1,254
Total current assets	217,069	238,167
Property and equipment, net	3,102	2,564
Other assets	391	405
Total assets	$220,562	$241,136
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,996	$5,893
Accrued expenses	14,492	8,698
Deferred other income	—	186
Total current liabilities	22,488	14,777
Long-term debt, net	71,963	71,863
Total liabilities	94,451	86,640
Stockholders' equity:
Common stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2018 and December 31, 2017; 37,909,058 and 37,802,556 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	38	38
Additional paid-in capital	368,018	365,838
Accumulated deficit	(241,841)	(211,269)
Accumulated other comprehensive loss	(104)	(111)
Total stockholders' equity	126,111	154,496
Total liabilities and stockholders' equity	$220,562	$241,136
See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Operations
For the Three Months Ended March 31, 2018 and 2017
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net product revenues	$865	$—
Cost of product sales	200	—
Gross margin	665	—
Operating expenses:
Research and development	1,701	4,230
Selling, general and administrative	28,011	3,073
Total operating expenses	29,712	7,303
Loss from operations	(29,047)	(7,303)
Other (income) expense:
Grant and other income	(189)	(49)
Interest income	(476)	(35)
Interest expense	2,193	862
Foreign currency gains	(3)	(6)
Net loss	$(30,572)	$(8,075)
Deemed dividend	—	3,067
Accretion to redemption value	—	528
Net loss attributable to common stockholders	$(30,572)	$(11,670)
Net loss per share of common stock
basic	$(0.81)	$(2.87)
diluted	$(0.81)	$(2.87)
Weighted average common shares outstanding
basic	37,849,199	4,067,717
diluted	37,849,199	4,067,717
See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Comprehensive Loss
For the Three Months Ended March 31, 2018 and 2017
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net loss	$(30,572)	$(8,075)
Other comprehensive (loss) income:
Foreign currency translation adjustment	7	(1)
Comprehensive loss	$(30,565)	$(8,076)
See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2018 and 2017
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net loss	$(30,572)	$(8,075)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	156	32
Stock-based compensation	2,023	722
Amortization of debt discount and issuance costs	73	194
Loss on sale of equipment	1	—
Changes in operating assets and liabilities:
Accounts receivable	(2,049)	—
Grants and other receivables	(225)	141
Prepaid expenses and other assets	(118)	1,592
Inventory	(1,543)	—
Accounts payable	3,723	(2,417)
Accrued expenses and other liabilities	5,533	281
Cash used in operating activities	(22,998)	(7,530)
Investing activities:
Purchases of property and equipment	(382)	(90)
Cash used in investing activities	(382)	(90)
Financing activities:
Proceeds from the sale of Series D preferred stock	—	35,000
Cash paid for financing costs	(1,823)	(185)
Proceeds from the exercise of stock options	130	—
Cash (used in) provided by financing activities	(1,693)	34,815
Effects of exchange rate changes on cash and cash equivalents	(1)	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(25,074)	27,195
Cash, cash equivalents and restricted cash at beginning of period	234,875	36,847
Cash, cash equivalents and restricted cash at end of period	$209,801	$64,042
Supplemental disclosure of noncash financing activities:
Deemed dividend	$—	$3,067
Accretion to redemption value	$—	$528
Fixed asset purchases within accounts payable and accrued expenses	$303	$—
Financing costs within accounts payable and accrued expenses	$671	$—
Conversion of convertible notes payable and accrued interest into Series C-2 preferred stock	$—	$19,527
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
The Company is a specialty pharmaceutical company focused on the development and commercialization of products for patients treated by ear, nose and throat (ENT) and allergy specialists. The Company's first two products approved by the United States Food and Drug Administration (FDA) utilize its proprietary Exhalation Delivery Systems (EDS), which are capable of deep intranasal deposition of medication. OptiNose developed its first product, Onzetra® Xsail® (sumatriptan nasal powder) through the completion of Phase III clinical trials and subsequently out-licensed the product to Avanir Pharmaceuticals, Inc. (Avanir). Onzetra Xsail received FDA approval and was launched in the United States (US) in 2016. The Company's second FDA-approved product, XHANCETM (fluticasone propionate) nasal spray, 93 mcg, is a therapeutic that utilizes the Company's EDS to deliver a topically-acting corticosteroid for the treatment of nasal polyps in patients 18 years of age or older. XHANCE is also currently in development for the treatment of chronic sinusitis.
In March 2018, the Company deployed approximately 80 field sales representatives (known as Territory Managers) through a contract sales organization to promote XHANCE, primarily to ENT and allergy physicians. Additionally, in March 2018, the Company introduced the XHANCE Xperience program to offer physicians and their commercially insured patients an opportunity to gain an initial experience with XHANCE. As part of this program, eligible patients receive up to two XHANCE prescriptions at no cost to them ($0 co-pay) and physicians have the opportunity to gain early experience with the product and receive feedback on patient experience. Beginning in April 2018, XHANCE also became available in retail pharmacies throughout the US.
2. Liquidity
Since inception, the Company's operations have focused on organization and staffing, business planning, raising capital, establishing an intellectual property portfolio, conducting preclinical studies and clinical trials, pursuing regulatory approvals and most recently, preparing for the launch of XHANCE. XHANCE was introduced by the Company through the XHANCE Xperience program in March 2018 and became available in retail pharmacies in April 2018. As of March 31, 2018, the Company had cash and cash equivalents of $209,771.
The Company may need to secure additional capital in the future through equity or debt financings, partnerships, collaborations, or other sources in order to service the Company's existing obligations under outstanding notes, including repayment, and to carry out all of the Company's planned development and commercial activities. If additional capital is not secured when required, the Company may need to delay or curtail its operations until such funding is received. The Company is subject to a number of risks similar to other life sciences companies, including, but not limited to, successful discovery, development and commercialization of its products and product candidates, raising additional capital, the development by its competitors of new technological innovations, protection of proprietary technology and market acceptance of the Company's products.
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
In the opinion of management, the accompanying unaudited interim financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the financial statements)

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

considered necessary to present fairly the Company's financial position as of March 31, 2018 and its results of operations for the three months ended March 31, 2018 and 2017 and cash flows for the three months ended March 31, 2018 and 2017. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The unaudited interim financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2017 contained in the Company’s annual report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 13, 2018.
Stock split
On October 10, 2017, the Company effected a 2.8879-for-1 stock split of the Company's common stock (Common Stock) in connection with its initial public offering (IPO). All common share and per share amounts in these consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to reflect the stock split.
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
Fair value of financial instruments
At March 31, 2018 and December 31, 2017, the Company's financial instruments included cash and cash equivalents, accounts receivable, grants receivable, inventory, accounts payable and accrued expenses. The carrying amounts reported in the Company's financial statements for these instruments approximate their respective fair values because of the short-term nature of these instruments. The Company also believes the carrying value of long-term debt approximates fair value at March 31, 2018 as the interest rates are reflective of the rate the Company could obtain on debt with similar terms and conditions. At March 31, 2018 and December 31, 2017, there were no financial assets or liabilities measured at fair value on a recurring basis.
Inventory
Inventories are stated at the lower of cost or net realizable value. Costs of inventories, which include amounts related to materials and manufacturing overhead, are determined on a first-in, first-out basis. An assessment of the recoverability of capitalized inventory is performed during each reporting period and any excess and obsolete inventories are written down to their estimated net realizable value in the period in which the impairment is first identified.
Revenue recognition
The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which was adopted on January 1, 2018. This standard applies to all contracts with customers, with the exception of contracts that are within the scope of other standards, such as leases, insurance and financial instruments. Under ASC Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to be entitled in exchange for those goods or services.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

The Company performs the following five steps to recognize revenue under ASC Topic 606: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only recognizes revenue when it is probable that it will collect the consideration to which it is entitled in exchange for the goods or services that will be transferred to the customer.
Net Product Revenues
The Company sells XHANCE to specialty pharmacies and wholesalers in the US (collectively, Customers). These Customers subsequently resell the Company’s products to healthcare providers, patients and other retail pharmacies. In addition to agreements with Customers, the Company enters into arrangements with healthcare providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts for the purchase of the Company’s products.
The Company recognizes revenue from product sales at the point the Customer obtains control of the product, which generally occurs upon delivery. The transaction price that is recognized as revenue for products includes an estimate of variable consideration which is described below. Payment terms with Customers do not exceed one year and, therefore, the Company does not account for a financing component in its arrangements. The Company expenses incremental costs of obtaining a contract with a Customer (for example, sales commissions) when incurred as the period of benefit is less than one year. Shipping and handling costs for product shipments to Customers are recorded as selling, general and administrative expenses.
Transaction Price, including Estimates of Variable Consideration
Revenue from products is recognized at the estimated net sales price (transaction price), which includes estimates of variable consideration. The Company includes estimated amounts in the transaction price to the extent it is determined probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The Company’s estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of its anticipated performance and all information (historical, current and forecasted) that is reasonably available.
Components of Variable Consideration
Components of variable consideration include provider chargebacks and discounts, trade discounts and allowances, product returns, government rebates, third-party payor rebates, sales order management fees and other incentives, such as voluntary patient assistance and other allowances that are offered within contracts between the Company and its Customers, payors and other indirect customers relating to the Company’s sale of products. Those components, as described below, are based on the amounts earned, or to be claimed, on the related sales and are presented as reductions of accounts receivable (if the amount is payable to the Customer) or as a current liability (if the amount is payable to a party other than the Customer). The Company considers all relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns.

•	Variable Consideration - Accounts Receivable Reductions

◦
Provider Chargebacks and Discounts. Chargebacks for fees and discounts to providers represent the estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices charged to Customers who directly purchase the product from the Company. Customers charge the Company for the difference between what they pay for the product and the ultimate selling price to the qualified healthcare providers. These components of variable consideration are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable. Reserves for chargebacks consist of credits the Company expects to issue for units that remain in the distribution channel inventories at each reporting

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

period-end that the Company expects will be sold to qualified healthcare providers, as well as chargebacks that Customers have claimed, but for which the Company has not yet issued a credit.

◦
Trade Discounts and Allowances. The Company generally provides Customers with discounts that include incentive fees which are explicitly stated in the Company’s contracts. These discounts are recorded as a reduction of revenue and accounts receivable in the period in which the related product revenue is recognized. In addition, the Company reimburses (through discounts and allowances) its Customers for sales order management, data and distribution services.

•	Variable Consideration - Current Liabilities

◦
Product Returns. Consistent with industry practice, the Company has a product returns policy that provides Customers a right of return for product purchased within a specified period prior to and subsequent to the product’s expiration date. The right of return lapses upon shipment of the goods to a patient. The Company estimates the amount of its products that may be returned and presents this amount as a reduction of revenue in the period the related product revenue is recognized, in addition establishing a liability. The Company considers several factors in the estimation process, including expiration dates of product shipped to specialty pharmacies and wholesalers, inventory levels within the distribution channel, product shelf life, prescription trends and other relevant factors.

◦
Government Rebates. The Company is subject to discount obligations under state Medicaid programs and Medicare. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability. For Medicaid, accruals are based on estimates of future Medicaid beneficiary utilization applied to the Medicaid unit rebate formula established by the Center for Medicaid and Medicare Services. The Medicare Part D prescription drug benefit mandates manufacturers to fund approximately 50% of the Medicare Part D insurance coverage gap for prescription drugs sold to eligible patients. To estimate the cost to the Company of this Medicare coverage gap responsibility, the Company estimates the number of patients in the prescription drug coverage gap for whom it will owe an additional liability under the Medicare Part D program. The Company’s liability for these rebates consists of estimates of claims for the current quarter and estimated future claims that will be made for product that has been recognized as revenue but remains in the distribution channel inventories at the end of the reporting period.

◦
Payor Rebates. The Company contracts with certain third-party payors, primarily health insurance companies and pharmacy benefit managers, for the payment of rebates with respect to utilization of its products. These rebates are based on contractual percentages applied to the amount of product prescribed to patients who are covered by the plan or the organization with which it contracts. The Company estimates these rebates and records such estimates in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability.

◦
Other Incentives. Other incentives that the Company offers include voluntary patient assistance programs, such as co-pay assistance programs, which are intended to provide financial assistance to qualified commercially insured patients with prescription drug co-payments required by payors and coupon programs for cash payers. The calculation of the accruals for this assistance is based on an estimate of claims and the cost per claim that the Company expects to receive associated with product that has been recognized as revenue but remains in the distribution channel inventories at the end of each reporting period.

Net income (loss) per common share
Basic net income (loss) per common share is determined by dividing net income (loss) applicable to Common Stock holders by the weighted average common shares outstanding during the period. For the three months ended March 31, 2018 and 2017, the outstanding Common Stock options and Common Stock warrants have been excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted net loss per share are the same.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

Diluted net loss per common share for the periods presented do not reflect the following potential common shares, as the effect would be antidilutive:

	Three Months Ended March 31,
	2018	2017
Stock options	6,309,453	4,400,858
Common stock warrants	1,890,489	1,890,489
Convertible preferred stock	—	8,628,439
Total	8,199,942	14,919,786
Income taxes
In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis.  For the three months ended March 31, 2018 and 2017, the Company recorded no tax expense or benefit due to the expected current year loss and its historical losses. As of March 31, 2018 and December 31, 2017, the Company has concluded that a full valuation allowance is necessary for all of its net deferred tax assets. The Company had no amounts recorded for uncertain tax positions, interest or penalties in the accompanying consolidated financial statements.
In December 2017, the Tax Cuts and Jobs Act (TCJA) was signed into law. Due to the timing of and the substantial changes made by the TCJA, the Staff of the SEC issued Staff Accounting Bulletin No. 118 (SAB 118) which provides registrants a measurement period to report the impact of the new US tax law. During the measurement period, provisional amounts for the effects of the law are recorded to the extent a reasonable estimate can be made. To the extent that all information necessary is not available, prepared or analyzed, companies may recognize provisional estimated amounts for a period of up to one year following enactment of the TCJA. Accordingly, the Company's preliminary estimate of the impact of the TCJA and the re-measurement of its deferred tax assets and liabilities is subject to finalization of its analysis of certain matters, such as developing interpretations of the TCJA provisions, changes to certain estimates and the filing of its tax returns. US Treasury regulations, administrative interpretations or court decisions interpreting the TCJA may require adjustments to the Company's initial estimates. The final determination of the TCJA provisions and re-measurement of the Company's deferred tax assets and liabilities will be completed as additional information becomes available, but no later than one year from the enactment of the TCJA.
Recent accounting pronouncements
In May 2017, the FASB issued ASU No. 2017-09, Stock Compensation - Scope of Modification Accounting.  ASU 2017-09 provides guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The new standard is effective for fiscal years beginning after December 15, 2017. The adoption of ASU 2017-09 did not have a material impact on the Company’s results of operations, financial position, cash flows and related disclosures.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230). ASU No. 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The new standard is effective for fiscal years beginning after December 15, 2017. The Company adopted ASU 2016-18 in the first quarter of 2018, and the guidance has been retrospectively applied to all periods presented. As of March 31, 2018 and December 31, 2017, the restricted cash balance included in prepaid expenses and other assets was $30 and $20, respectively.

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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU-2014-09, which replaced numerous requirements in US GAAP, including industry-specific requirements. This guidance provides a five-step model to be applied to all contracts with customers, with an underlying principle that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The new standard also defines accounting for certain costs related to origination and fulfillment of contracts with customers, including whether such costs should be capitalized.
This statement requires extensive quantitative and qualitative disclosures covering the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including disclosures on significant judgments made when applying the guidance and assets recognized from costs incurred to obtain or fulfill a contract. The guidance was effective for annual reporting periods beginning after December 15, 2017, and interim periods within that reporting period. An entity could elect to apply the guidance under one of the following two methods: (i) retrospectively to each prior reporting period presented — referred to as the full retrospective method or (ii) retrospectively with the cumulative effect of initially applying the standard recognized at the date of initial application in retained earnings — referred to as the modified retrospective method.
The Company assessed the impact that ASU No. 2014-09 had on its financial statements and related disclosures. Through the January 1, 2018 adoption date, the Company has derived its revenues from a single licensing agreement with Avanir (the AVP-825 License Agreement). The consideration the Company has received to date includes an upfront payment, research and development funding and development milestone payments. Additionally, the Company is eligible to receive sales milestone payments and royalties in the future once net product sales exceed a certain threshold. The Company analyzed the performance obligations under the AVP-825 License Agreement, and the consideration received to date and that the Company may receive in the future, as part of its analysis of the impact of ASU 2014-09 on this arrangement.
The Company adopted ASU 2014-09 on January 1, 2018 using the modified retrospective transition method. No transition adjustments were recognized as a result of the adoption. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
4. Inventory
Inventory consisted of the following:

	March 31, 2018	December 31, 2017
Raw materials	$1,627	$1,385
Work-in-process	1,114	628
Finished goods	839	—
Total inventory	$3,580	$2,013
Inventories are stated at the lower of cost or net realizable value, as determined on a first-in, first-out, basis. The approximate shelf life of finished goods is two years from the date manufacturing is completed.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

5. Property and Equipment
Property and equipment, net, consisted of:

	March 31, 2018	December 31, 2017
Computer equipment and software	$502	$307
Furniture and fixtures	270	89
Machinery and equipment	2,649	2,495
Leasehold improvements	43	28
Construction in process	143	—
	3,607	2,919
Less: accumulated depreciation	(505)	(355)
	$3,102	$2,564
Depreciation expense was $156 and $32 for the three months ended March 31, 2018 and 2017, respectively.
6. Accrued Expenses
Accrued expenses consisted of:

	March 31, 2018	December 31, 2017
Selling, general and administrative expenses	10,169	3,463
Research and development expenses	308	80
Bonus expense	1,444	4,163
Payroll and benefit expenses	783	448
Employee contributions withheld	678	185
Product revenue allowances	439	—
Interest expense	373	45
Other	298	314
	$14,492	$8,698
7. AVP-825 License Agreement
In July 2013, the Company's wholly owned subsidiary, OptiNose AS, entered into the AVP-825 License Agreement with Avanir for the exclusive right to sell AVP-825 (now marketed as Onzetra® Xsail®), a product combining a low-dose powder form of sumatriptan with the Company's EDS, for the acute treatment of migraines in adults and any follow-on products under development that consist of a formulation that contains triptans as the sole active ingredient. Through March 31, 2018, under the terms of the AVP-825 License Agreement, the Company received aggregate cash payments of $70,000 in connection with the initial signing and the achievement of certain development milestones. Under the terms of the License Agreement, the Company is eligible to receive up to $50,000 upon the achievement of sales milestones as well as tiered low double-digit royalty payments on net sales in the US, Canada and Mexico after such cumulative sales exceed a certain threshold.
The Company analyzed the performance obligations under the AVP-825 License Agreement, the consideration received to date and the consideration the Company may receive in the future as part of its analysis of the impact of ASU 2014-09 on this arrangement. The consideration the Company has received to date, which includes an upfront payment, research and development funding and development milestone payments has all been recognized in prior years, and all of the Company’s performance obligations pursuant to the arrangement have been completed. Future revenues that the Company is entitled to receive, which include sales milestone payments and royalties should net product sales exceed a certain threshold, will be recognized when earned. See Note 3 for additional information on ASU 2014-09.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

The Company did not recognize any licensing revenue under the arrangement during the three months ended March 31, 2018 and 2017.
8. Long-term Debt
On December 29, 2017, the Company entered into a Senior Secured Note Purchase Agreement (the Senior Secured Notes) with Athyrium Opportunities III Acquisition LP. The Senior Secured Notes provided the Company with up to $100,000 in capital, of which $75,000 was issued immediately. The remaining $25,000 (the Delayed Draw Notes) may be issued between April 1, 2019 and August 14, 2019, subject to the Company achieving trailing four quarter net revenues (as calculated pursuant to the terms of the Senior Secured Note Purchase Agreement) of $15,000 and a pro forma ratio of total debt to trailing four quarter net revenues not exceeding 6.50 to 1.00, and certain other conditions.
The Senior Secured Notes bear interest at 9.0% plus the three-month London Inter-bank Offered Rate (LIBOR) rate, subject to a 1.0% floor and are scheduled to mature on June 29, 2023. The interest rate was 11.19% at March 31, 2018. The Senior Secured Notes bore front-end fees of 1.0% of the aggregate principal amount, which were paid at issuance. The Company is also required to pay an exit fee of 2.0% of any principal payments (whether mandatory, voluntary, or at maturity) made throughout the term of the Senior Secured Note Purchase Agreement.
The Company recorded interest expense of $2,193 during the three months ended March 31, 2018, in conjunction with the Senior Secured Notes. Interest expense included total coupon interest, exit fees, front end fees and the amortization of debt issuance costs. The front-end fees of $1,000 were recorded as debt discount at issuance and are being amortized to interest expense over the 5.5 year term of the loan. Additionally, back end fees of $2,000 are being amortized to interest expense and are recorded as an increase in the carrying amount throughout the term of the Senior Secured Notes. The Company also incurred $2,140 in debt issuance costs during the year ended December 31, 2017, which are also being amortized to interest expense over the term of the Senior Secured Notes.
The long-term debt balance is comprised of the following:

	March 31, 2018	December 31, 2017
Face amount	$75,000	$75,000
Front end fees	(976)	(999)
Debt issuance costs	(2,130)	(2,139)
Back end fees	69	1
Long-term debt, net	$71,963	$71,863

9. Employee Benefit Plans
For US employees, the Company maintains a defined contribution 401(k) retirement plan. As of March 31, 2018, approximately $211 is recorded in accrued liabilities related to the Company match applicable to 2018 employee contributions. The Company's contributions are made in cash.
For Norway and UK employees, the Company maintains defined contribution pension plans which meet statutory requirements of those jurisdictions. The Company incurred costs of $62 and $6 related to the pension plans for the three months ended March 31, 2018 and 2017, respectively.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

10. Stockholders' Equity
Common Stock
In October 2017, the Company increased the number of authorized common shares from 10,624,486 to 200,000,000 and completed an IPO of its Common Stock, selling 8,625,000 shares at $16.00 per share. As a result of the IPO, the Company received $125,471 in net proceeds, after deducting discounts and commissions of $9,660 and offering expenses of approximately $2,869 payable by the Company.
Each share of Common Stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Subject to preferences that may apply to any outstanding preferred stock, holders of Common Stock are entitled to receive ratably any dividends that the Company’s board of directors may declare out of funds legally available for that purpose on a non-cumulative basis. No dividends had been declared through March 31, 2018.
Common Stock warrants
As of March 31, 2018, the Company had warrants outstanding to purchase1,890,489 shares of Common Stock with an exercise price of $8.16. The warrants expire on November 1, 2020.
11. Stock-based Compensation
The Company has issued serviced-based and performance-based stock options that generally have a contractual life of up to 10 years and may be exercisable in cash or as otherwise determined by the board of directors. Vesting generally occurs over a period of not greater than four years. Performance-based options may vest upon the achievement of certain milestones in connection with the Company's development programs. Additionally, the Company has issued options in excess of the fair market value of common shares on the issuance date that were only exercisable upon a change in control or upon or after an initial public offering. As of March 31, 2018, all of the performance conditions related to performance-based stock options issued by the Company have been achieved.
The Company recorded stock-based compensation expense in the following expense categories of its accompanying consolidated statements of operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Cost of product sales	$1	$—
Research and development	239	378
General and administrative	1,783	344
	$2,023	$722
In addition, stock-based compensation expense of $24 and $3 is included within inventory and prepaid expenses and other assets, respectively, as of March 31, 2018, which represents the total stock-based compensation expense incurred related to employees involved in the manufacturing process of finished goods and samples during the period.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

The following table summarizes the activity related to option grants to employees and nonemployees for the three months ended March 31, 2018:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life
Outstanding at December 31, 2017	6,251,576	$9.34	6.67
Granted	191,879	17.96
Exercised	(115,966)	2.52
Expired	—	—
Forfeited	(18,036)	5.14
Outstanding at March 31, 2018	6,309,453	$9.74	6.98
Exercisable at March 31, 2018	3,110,098	$5.60	4.79
Vested and expected to vest at March 31, 2018	6,309,453	$9.74	6.98
During the three months ended March 31, 2018, options to purchase 191,879 shares of Common Stock were granted to employees and generally vest over four years. The options had an estimated weighted average grant date fair value of $12.18. During the three months ended March 31, 2017, options to purchase 116,000 shares of Common Stock were granted to employees that generally vest over four years. The options had an estimated weighted average grant date fair value of $9.81.
The grant date fair value of each option grant was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Three Months Ended March 31,
	2018	2017
Risk free interest rate	2.59%	2.07%
Expected term (in years)	6.05	6.08
Expected volatility	76.21%	73.93%
Annual dividend yield	0.00%	0.00%
Fair value of common stock	$17.96	$14.85
At March 31, 2018, the unrecognized compensation cost related to unvested stock options expected to vest was $23,421. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 3.39 years.
2017 Employee Stock Purchase Plan
The Company's 2017 Employee Stock Purchase Plan (the 2017 Plan) became effective on October 12, 2017. The 2017 Plan authorized the issuance of up to 144,395 shares of Common Stock pursuant to purchase rights granted to its employees or to employees of any of its participating affiliates. The number of shares of Common Stock that may be issued pursuant to rights granted under the 2017 Plan automatically increases on January 1st of each year, commencing on January 1, 2018 and continuing until the expiration of the 2017 Plan, in an amount equal to one percent of the total number of shares of Common Stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors or compensation committee to determine a lesser number of shares shall be added for such year. As of January 1, 2018, the number of shares authorized for issuance under the 2017 Plan increased from 144,395 to 522,420.
Effective October 12, 2017, employees who elected to participate in the 2017 Plan commenced payroll withholdings that accumulate through June 30, 2018 (the first offering period). Beginning on January 1, 2018, employees who elected to participate in the 2017 Plan commenced payroll withholdings that also accumulate through June 30, 2018 (the second offering period).

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

At the end of each of the current offering periods, shares of Common Stock may be purchased at 85% of the lower of the fair market value of Common Stock on the first or last day of the respective offering period. In accordance with the guidance in ASC 718-50 – Compensation – Stock Compensation, the ability to purchase shares of Common Stock at the lower of the price on the first day of the offering period or the last day of the offering period (i.e. the purchase date) represents an option and, therefore, the 2017 Plan is a compensatory plan under this guidance. Accordingly, stock-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black Scholes option-pricing model and is recognized over the requisite service period of the option. The Company recognized stock-based compensation expense of $156 during the three months ended March 31, 2018 related to the 2017 Plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read this section in conjunction with our unaudited interim consolidated financial statements and related notes included in Part I. Item 1 of this Form 10-Q and our audited consolidated financial statements and related notes thereto and "Management’s discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (SEC) on March 13, 2018.
Company Overview
We are a specialty pharmaceutical company focused on the development and commercialization of products for patients treated by ear, nose and throat (ENT) and allergy specialists. Our lead product, XHANCETM (fluticasone propionate) nasal spray, 93 mcg, is a therapeutic utilizing our proprietary Optinose Exhalation Delivery System (EDS) that delivers a topically-acting and potent anti-inflammatory corticosteroid for the treatment of chronic rhinosinusitis with nasal polyps and, if approved, chronic rhinosinusitis without nasal polyps. Chronic rhinosinusitis is a serious nasal inflammatory disease that is currently treated using therapies, such as intranasal steroids (INS) that have significant limitations. We believe XHANCE has a differentiated clinical profile with the potential to become part of the standard of care for this disease because it is able to deliver medication to the primary site of inflammation high and deep in the nasal passages in regions not adequately reached by current INS. We also believe that payors will respond favorably to XHANCE's clinical, cost, and quality-of-care profile, as compared to current and potential future costly drug therapy and surgical treatment options.
On September 18, 2017, the US Food and Drug Administration (FDA) approved our new drug application (NDA) for XHANCE for the treatment of nasal polyps in patients 18 years of age or older. Based upon our research of over 300 pharmaceutical product launches between 2010 and 2016, we believe the evidence suggests that the success of a launch is highly dependent upon four critical factors: level of unmet need that exists within the market, level of clinical differentiation of a brand, market access and brand awareness. Therefore, rather than rushing our product to the market immediately following FDA approval, we employed a unique, purposeful launch model that would enable our commercial team to build market access for XHANCE and achieve critical levels of customer awareness to facilitate adoption upon making XHANCE available in the market.
XHANCE Commercialization Update
Since FDA approval of our NDA for XHANCE, we have been focused on executing our integrated launch plan with the objective of making XHANCE widely available through retail pharmacies in the second quarter of 2018; we achieved that objective in early April 2018. The key strategies in our integrated launch plan include: (i) build a robust commercial supply chain network and quality management system, (ii) drive awareness and appreciation of the clinical differentiation of XHANCE, (iii) design and deploy our customer facing model, (iv) engage commercial payors with the objective of securing tier 3 coverage, and (v) develop our internal capabilities (e.g., Finance, HR, IT, Data Analytics and Compliance) to support a commercial stage company. We have made progress in each of these key strategic areas:

•
Commercial Supply Chain.  We have entered into commercial supply agreements with our key suppliers, spent significant time with our suppliers to oversee product production and quality management, and manufactured our initial commercial supply of XHANCE. We have contracted with a third-party logistics partner and our distribution partners.

•
Brand Awareness.  We have executed a broad, multi-channel awareness campaign leveraging digital, non- personal promotion and journal advertising and have already reached over 10,000 ENT physicians and allergists with disease state and branded messages. From November 2017 through April 2018, we deployed a nurse educator team of approximately 85 nurse professionals who called on approximately 5,000 ENT physicians and allergists and delivered over 16,000 presentations. The focus of their interactions with healthcare professionals included: (i) introducing Optinose and highlighting the unmet medical need and limitations of current treatments, (ii) increasing awareness about XHANCE along with providing education on the mechanism of action and the differences associated with the Optinose EDS, and (iii) familiarizing healthcare professionals with the proper administration of XHANCE. Based on our market research, aided brand awareness (meaning awareness of XHANCE or Optinose when specifically asked) amongst a survey of ENT and allergy physicians is 87 percent, which achieves our objective of 85 percent brand awareness during the launch phase.

•
Customer Model.  We have defined a sales force footprint of approximately 120 territories targeting approximately 14,000 ENT physicians, allergists and “specialty like” primary care physicians and are deploying a hybrid sales model that combines an internal sales leadership team with a fully dedicated contract sales force to call on our target customer universe. We prioritized approximately 80 territories within our sales force footprint to deploy at launch based upon an expectation that we will achieve an estimated 65% commercial market access within each of those territories. The initial 80 territory managers completed training and were deployed in March 2018 engaging approximately 8,000 ENTs, allergists and primary care physician targets to promote XHANCE for the treatment of nasal polyps.

•
XHANCE Xperience Program. In March 2018, we introduced the XHANCE Xperience program to offer physicians and their patients an opportunity to gain initial experience with XHANCE. As part of this program, patients receive up to two XHANCE prescriptions at no cost to them ($0 co-pay), and physicians will have the opportunity to receive feedback on early patient responses to treatment. We believe that a positive physician and patient experience in the Xperience program will accelerate demand for XHANCE during the retail launch. The program launched on March 5, 2018, and as of May 4, 2018, more than 1,300 unique physicians have written at least one prescription and approximately 5,200 units have been sent to patients. It is our intent to continue to drive most of the prescriptions in the second quarter through the Xperience program. Based on results, we will evaluate whether or not to continue enrolling patients in the Xperience program after the second quarter of 2018.

•
Market Access.  Payers leverage various strategies to manage utilization of branded pharmaceutical products. An increasing number of payers are employing “new-to-market blocks” for launch brands until they have the opportunity to make a coverage decision based upon their internal review the product's clinical and pharmacoeconomic data. When a product is not covered, the patient is responsible to pay the full price for the medication which significantly limits utilization of the product. If a payer decides to cover a medication, payers will classify products based upon Tiers. Tiers determine the out-of-pocket costs for a patient. For example, a product that is covered on Tier 2 typically requires a co-pay by the patient of between $20 - $40 while a product that is covered on Tier 3 typically requires a co-pay by the patient of between $60 to $80.

Payers will also use controls to manage the prescribing of products that they cover. These tools include passive management techniques, such as “step edits,” which minimize the internal resources payers need to apply to ensure a medication is primarily used in the intended manner. A step edit requires prior use of another medication, usually a generic or preferred brand, prior to approving coverage for the product in question. This confirmation is performed at the pharmacy level and includes an electronic look back. If the pharmacist is unable to confirm prior utilization of the “step medication,” the pharmacist will need to contact the physician to obtain either a verbal or written confirmation of prior use of the “step medication.” Payers will also use more active, aggressive management techniques such as Prior Authorizations (PAs). PAs require a physician to submit a written prior authorization form to be reviewed by the payer clinical staff prior to granting reimbursement for a prescription medication. A PA can sometimes be as simple as a physician checking a box documenting that a patient has previously tried a generic medication without benefit or as complex as a multi-page form requiring a detailed medical history of a patient.
We have engaged with approximately 40 health plans representing approximately 85% of US commercial lives. In meeting with potential payors, we have shared what we believe is our compelling economic value proposition. Our analyses suggest that XHANCE will have a comparatively low pharmacy budget impact and our clinical trial data suggest that XHANCE may produce an offsetting benefit by helping reduce the rate of surgery with its related costs. For an insurance plan, this could represent a potential overall cost reduction for the population of patients with nasal polyps, as the overall cost of XHANCE could be less than the offsetting costs related to the reduction in surgeries. During clinical studies, XHANCE was also associated with an improvement in reported work productivity in treated patients, which should be valued by employers and patients. Further, we believe the cost of XHANCE to insurance plans will likely be significantly less than the projected costs of monoclonal antibodies that are currently in development for the treatment of nasal polyps.
Based on currently available third party data and our internal analyses, we believe that approximately 74% of commercially insured lives are in a plan in which XHANCE is covered in a Tier 3 formulary position, and approximately 65% of commercially insured lives are in a plan that covers XHANCE in a Tier 3 formulary position that is either unrestricted or requires a single step edit or simple PA for prior use of an over-the-counter or generic intranasal steroid. However, payers may change coverage levels for XHANCE or controls such as step edits and PAs, positively or negatively, at any time. We have also contracted with the Centers for Medicare and Medicaid Services regarding certain government covered lives, and over time intend to pursue future coverage for other government-insured populations. Further, we have introduced a co-pay assistance program and plan to implement other patient affordability programs to appropriately support patient access to XHANCE.
As we seek to increase the number of lives covered by commercial payors, it is our objective to continue to seek Tier 3 coverage that involves a low "hassle factor" for physicians and patients. We use the term “hassle factor” to characterize the level of difficulty that physicians and patients must overcome to prescribe and fill XHANCE. We define a low “hassle factor” as Tier 3, unrestricted, Tier 3 single step edit, or Tier 3 with a simple PA requiring prior use of an over-the-counter or generic intranasal steroid - although we acknowledge that any step edit or PA involves a level of administrative burden for physicians and patients that could negatively impact XHANCE utilization. Our goal is for 75% of commercially insured lives to have access to XHANCE in a Tier 3 formulary position with a low "hassle factor" by the end of 2018.

•
Infrastructure. We continue to develop our internal capabilities and grew from 21 employees as of January 1, 2017 to 87 employees as of May 1, 2018 to support the launch of XHANCE. We have implemented an enterprise resource planning system to expand our operational and commercial finance capabilities. We have implemented a robust healthcare compliance program to guide our staff’s and our partners' compliance with rules and regulations regarding pharmaceutical sales. And in managing our growth, we have remained focused on fostering our One Mission culture.

XHANCE Development Update
In additional to XHANCE’s existing indication for nasal polyps, we plan to initiate a clinical program to seek a supplemental indication for the treatment of chronic sinusitis in the US in order to broaden our market opportunity. We have prepared a draft clinical trial protocol and submitted it to the FDA in conjunction with a meeting request to discuss key elements of the program. Pending FDA feedback, we expect to initiate the clinical program in the fourth quarter of 2018.
Financial Operations Overview
The following discussion sets forth certain components of our consolidated statements of operations as well as factors that impact those items.
Net revenue
We generated $0.9 million in net revenue through the sale of XHANCE through March 31, 2018. In accordance with GAAP, we estimated the average selling price (ASP) for XHANCE, with specific assumptions for units sold into the retail channel as well as units sold through the Xperience program. A large majority of the net revenue corresponded with the stocking of the retail distribution channel, with a portion of the net revenue related to XHANCE sales through the Xperience program. However, the Xperience program is expected to be the primary source of demand for XHANCE in the second quarter of 2018, and the ASP for the Xperience program is significantly lower than the ASP for the retail channel. Our ability to generate additional net revenue and become profitable depends largely upon our ability to successfully commercialize XHANCE without the support provided by the Xperience program as well as our ability to broaden our market opportunity by successfully developing XHANCE for the treatment of chronic sinusitis.
Costs of product sales
Costs of product sales includes the cost of inventory sold, which includes direct and indirect manufacturing and supply chain costs.
Research and development expense
Prior to the FDA approval of XHANCE in September 2017, research and development expense consisted primarily of costs incurred in connection with the development and pursuit of regulatory approval for XHANCE for the treatment of nasal polyps. Post-FDA approval of XHANCE, research and development expense consists primarily of expenses incurred to prepare for our planned clinical trials, ongoing research efforts of new products and device improvements. We expense research and development costs as incurred. These expenses include:

▪	personnel expenses, including salaries, benefits and stock-based compensation expense;

▪
costs of funding research performed by third parties, including pursuant to agreements with contract research organizations (CROs), as well as investigative sites and consultants that conduct or support our preclinical studies and clinical trials;

▪
expenses incurred under agreements with contract manufacturing organizations (CMOs), including manufacturing scale-up expenses prior to regulatory approval of products for commercial sale and the cost of acquiring and manufacturing preclinical study and clinical trial materials;

▪	consultant fees and expenses associated with outsourced professional scientific development services;

▪
expenses for regulatory activities, including filing fees paid to regulatory agencies and costs incurred to compile and respond to filings with the FDA prior to regulatory approval of products for commercial sale;

▪	costs incurred to maintain, expand and protect our patent portfolio as it relates to product candidates in development; and

▪	allocated expenses for facility costs, including rent, utilities, depreciation and maintenance.
Certain regulatory, patent and pre-commercialization expenses that were previously classified as research and development expenses (prior to the FDA approval of XHANCE in September 2017) have been classified as selling, general and administrative expenses if incurred post-approval of XHANCE, to the extent that these expenses support the commercialization of XHANCE.
We typically use our employee, consultant and infrastructure resources across our research and development programs. Although we track certain outsourced development costs by product candidate, we do not allocate personnel costs or other internal costs to specific product candidates.
We plan to incur research and development expenses for the foreseeable future as we expect to continue the development of XHANCE for the treatment of chronic sinusitis and our other product candidates. At this time, due to the inherently unpredictable nature of preclinical and clinical development, and given the preliminary nature of our clinical trial design for XHANCE for the treatment of chronic sinusitis and the FDA-mandated pediatric studies for XHANCE, and the early stage of our other product candidates, we are unable to estimate with any certainty the costs we will incur and the timelines we will require in our continued development efforts.
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
Sales and marketing related expenses consist of expenses related to building brand awareness through advertising and the deployment of our nurse educator team, developing and deploying our contract sales force and securing market access in preparation for the availability of XHANCE in retail pharmacies in early April 2018, as well as salaries and related benefits for employees focused on such efforts.
We anticipate that our selling, general and administrative expenses will increase in 2018 as compared to 2017 as a result of an expanded infrastructure and an increased headcount to support the commercial launch of XHANCE. We also anticipate higher corporate infrastructure costs including, but not limited to, accounting, legal, human resources, consulting and investor relations expenses, as well as increased director and officer insurance premiums, associated with operating as a public company.
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
Consolidated Results of Operations
Comparison of three months ended March 31, 2018 and 2017
The following table sets forth our selected consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Net product revenues	$865	$—
Cost of product sales	200	—
Gross margin	665	—
Operating expenses:
Research and development	1,701	4,230
Selling, general and administrative	28,011	3,073
Total operating expenses	29,712	7,303
Loss from operations	(29,047)	(7,303)
Other (income) expense:
Interest (income) expense	1,717	827
Other (income) expense	(192)	(55)
Total other (income) expense	1,525	772
Net loss	$(30,572)	$(8,075)
Net revenue
Net revenue were $0.9 million for the three months ended March 31, 2018, related directly to the commercial launch of XHANCE. A large majority of the net revenue corresponded with the stocking of the retail distribution channel, with a portion of the net revenue related to XHANCE sales through the Xperience program. We did not record any net revenue during the three months ended March 31, 2017.
Cost of product sales
Cost of product sales related to the sales of XHANCE were $0.2 million for the three months ended March 31, 2018. We did not record any cost of product sales during the three months ended March 31, 2017.
Research and development expense
Research and development expenses were $1.7 million and $4.2 million for the three months ended March 31, 2018 and 2017, respectively. The $2.5 million decrease was attributable primarily to:

▪
a $1.7 million decrease in regulatory and medical affairs expenses, including personnel, bonus and administrative expenses, as a result of a shift in departmental focus from research and development to commercialization activities as a result of the FDA approval of XHANCE in September 2017; and

▪
a $1.0 million decrease related to the substantial completion of the preparation of contract manufacturing capabilities prior to the receipt of FDA approval of XHANCE in September of 2017 in anticipation of the expected commercial launch of XHANCE in the US for the treatment of nasal polyps.

These decreases were offset by:

▪
a $0.3 million increase in clinical expenses related to our early research programs and the preparation for our planned clinical trials of XHANCE for a follow-on indication for the treatment of chronic sinusitis and FDA-mandated pediatric studies;

Selling, general and administrative expense
Selling, general and administrative expenses were $28.0 million and $3.1 million for the three months ended March 31, 2018 and 2017, respectively. The $24.9 million increase was due primarily to:

▪	a $16.2 million increase in sales and marketing expenses related to our preparation for the commercial launch of XHANCE for the treatment of nasal polyps of which:

◦	$9.8 million related to our contracted nurse educator team and the deployment of our contract sales force; and

◦	$6.4 million related primarily to marketing expenses for XHANCE;

▪	a $4.3 million increase in personnel and bonus expenses due to increases in headcount;

▪
a $1.7 million increase in regulatory and medical affairs expenses, including personnel, bonus, and administrative expenses, as a result of a shift in departmental focus from research and development to commercialization activities as a result of the FDA approval of XHANCE in September 2017;

▪
a $1.3 million increase in patent expense, professional fees and consultancy expenses to support our expanding infrastructure to prepare for the commercial launch of XHANCE and operate as a public company; and

▪a $1.4 million increase in stock-based compensation expense.
Interest (income) expense, net
Interest (income) expense, net, was $1.7 million and $0.8 million for the three months ended March 31, 2018 and 2017, respectively. The increase in interest (income) expense, net, for the three months ended March 31, 2018 was related to $2.2 million in interest expense on our long-term debt, offset by $0.5 million in interest income. Interest income increased $0.4 million during the three months ended March 31, 2018, as compared to the three months ended March 31, 2017 as a result of higher cash balances. Interest expense for the three months ended March 31, 2017 was related to our convertible notes, which were converted to shares of preferred stock in March 2017.
Other (income) expense, net
Other income, net, was $0.2 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively. The income in both periods was attributable primarily to grant-eligible research and development expenses incurred by OptiNose AS, our Norwegian subsidiary.
Liquidity and Capital Resources
Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. We incurred net losses of $30.6 million and $8.1 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had an accumulated deficit of $241.8 million.
We have funded our operations primarily through the sale and issuance of stock and debt, as well as through licensing revenues received under the terms of the AVP-825 License Agreement. As of March 31, 2018, we had $209.8 million in cash and cash equivalents.
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(22,998)	$(7,530)
Net cash used in investing activities	(382)	(90)
Net cash (used in) provided by financing activities	(1,693)	34,815
Effects of exchange rates on cash and cash equivalents	(1)	—
Net (decrease) increase in cash and cash equivalents	$(25,074)	$27,195
Operating activities
Cash used in operating activities increased by $15.5 million, from $(7.5) million for the three months ended March 31, 2017 to $(23.0) million for the three months ended March 31, 2018. The increase in cash used in operating activities was attributable primarily to the increase in our net loss from $8.1 million for the three months ended March 31, 2017 to $30.6 million for the three months ended March 31, 2018. The increase in net loss is attributable primarily to our preparation efforts for the commercial launch of XHANCE.

Investing activities
Cash used in investing activities increased $0.3 million from $(0.1) million for the three months ended March 31, 2017 to $(0.4) million for the three months ended March 31, 2018. The increase was related primarily to purchases of equipment in connection with our preparation for the commercial launch of XHANCE.
Financing activities
Cash used in financing activities was $(1.7) million for the three months ended March 31, 2018, and cash provided by financing activities was $34.8 million for the three months ended March 31, 2017. We received $34.8 million in net proceeds from the sale of our Series D Preferred Stock during the three months ended March 31, 2017. We paid cash of $1.8 million for financings costs in the first quarter of 2018 that related to our IPO and debt offering in the fourth quarter of 2017.
Projected 2018 operating expenses
We expect that our total operating expenses (consisting of selling, general & administrative expenses and research & development expenses) for 2018 to be in the range of $119 - $125 million.
Future funding requirements
We expect to continue to incur significant expenses in connection with our ongoing activities, particularly as we:

▪	maintain and expand our commercial infrastructure to support the sales and marketing for XHANCE;

▪	maintain and expand our contract specialty sales force, which currently consists of approximately 80 territory managers, to market XHANCE for the treatment of nasal polyps;

▪	continue advertising and other promotional activities to support the commercialization of XHANCE;

▪	continue clinical development activities for XHANCE, including FDA-mandated pediatric studies and clinical trials for a supplemental indication for the treatment of chronic sinusitis;

▪	hire additional staff and add operational, financial and information systems to execute our business plan;

▪	maintain, expand and protect our patent portfolio;

▪	continue to contract to manufacture XHANCE and our other product candidates;

▪	service our debt obligations under the Notes issued in December 2017;

▪	continue research and development activities for additional product candidates; and

▪	maintain infrastructure necessary to operate as a public company.
Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

▪
the success of our commercialization of XHANCE for the treatment of nasal polyps including, among other things, patient and physician acceptance of XHANCE and our ability to obtain adequate insurance coverage and reimbursement for XHANCE;

▪	the cost and timing of commercialization activities for XHANCE, including product manufacturing, marketing, sales and distribution;

▪	revenue received from commercial sales of XHANCE;

▪	our clinical development plans for XHANCE, including FDA-mandated pediatric studies and clinical trials for the supplemental indication for the treatment of chronic sinusitis;

▪
the outcome, timing and cost of the regulatory approval process of XHANCE for chronic sinusitis by the FDA, including the potential for the FDA to require that we perform more studies and clinical trials than those that we currently expect;

▪	the costs involved in preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights;

▪	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us;

▪	potential future licensing revenue from the AVP-825 License Agreement;

▪	fluctuations in the three-month LIBOR-based floating interest rate of our Notes;

▪	the initiation, progress, timing, costs and results of clinical trials and other research and development related to additional product candidates; and

▪	the extent to which we in-license, acquire or otherwise partner in development of other products, product candidates or technologies.
Although it is difficult to predict future liquidity requirements, we believe that our existing cash and cash equivalents will enable us to fund our operations as well as our debt service obligations through the end of 2019. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We expect that we will need to raise additional capital in the future to further the commercialization of XHANCE for the treatment of nasal polyps, to complete the clinical development of XHANCE for a supplemental indication for the treatment of chronic sinusitis, and to support the development of our other product candidates. Additional funds may not be available on a timely basis, on favorable terms, or at all, and such funds, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition and results of operations could be materially adversely affected and we may need to delay or curtail our operations until such funding is received. Additionally, we may never become profitable, or if we do, we may not be able to sustain profitability on a recurring basis.
Off-balance sheet arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Contractual obligations and commitments
The following table summarizes our contractual obligations at March 31, 2018:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating leases(1)	$2,808	$786	$2,022	$—	$—
Long-term debt(2)	$121,530	8,507	17,038	17,014	78,971
Purchase obligations (3)	$12,841	12,841	—	—	—
Total	$137,179	$22,134	$19,060	$17,014	$78,971

(1) Reflects obligations pursuant to our office leases in Yardley, Pennsylvania, Ewing, New Jersey, Oslo, Norway and Swindon, England. In January 2018, we amended our existing office lease agreement for our headquarters in Yardley, PA, or the Lease Amendment. Under the terms of the Lease Amendment, our leased office space was increased from approximately 20,050 square feet to approximately 30,000 square feet and the term of the lease was extended from March 31, 2018 to May 31, 2021, or the Extended Term. The rent payments during the Extended Term will be approximately $2.8 million in the aggregate and we will also be required to pay our proportionate share of certain operating costs and property taxes applicable to the leased premises.

(2) Reflects principal, interest obligations and exit fees pursuant to the Note Purchase Agreement entered into on December 29, 2017. The Notes bear interest at 9.0% plus the three-month LIBOR rate, subject to a 1.0% floor. The Company is required to make quarterly, interest only payments until the maturity date. Interest amounts included above are calculated at the quarterly rate as of March 31, 2018.

(3) Reflects non-cancellable services under an agreement we entered into in November 2017 with a contract sales organization for the recruitment, deployment and management of a contract sales force to market XHANCE in the US. Subject to certain limited exceptions, we may not terminate this agreement until after the first anniversary of the deployment of the sales force (which deployment occurred in March 2018). We estimate the expenses related to the non-cancellable services during this period to be approximately $12.8 million. Thereafter, we may terminate the agreement subject to potential early termination fees ranging from $0.1 million to $0.7 million.
Critical accounting policies
The Critical Accounting Policies and Significant Judgments and Estimates included in our annual report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 13, 2018, have not materially changed, with the exception of the revenue recognition policy pursuant to the adoption of ASC 606, Revenue from Contracts with Customers, which is described in Note 3 to our unaudited interim consolidated financial statements of this Form 10-Q.
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
There have been no material changes to our market risk since December 31, 2017.
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
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2018, in connection with the launch of XHANCE, we adopted additional internal controls and procedures relating to the accounting for net product revenues, as well as the adoption of ASC Topic 606 in connection therewith, and related commercial inventory. Additionally, during the three months ended March 31, 2018, we implemented a new enterprise resource planning (ERP) system. We expect the new ERP system to standardize and automate business processes, to improve operational and financial performance and to enhance internal controls. In connection with the ERP implementation, we are updating the processes that constitute our internal control over financial reporting, as necessary, to accommodate related changes to our accounting procedures and business processes.

There were no other changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
We are not currently a party to any legal proceedings.
ITEM 1A. RISK FACTORS
You should carefully consider the risk factors described under the caption "Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 13, 2018. There have been no material changes to the risk factors disclosed in our Form 10-K, with the exception of the following:
Our sales are mainly to a limited number of pharmaceutical wholesalers. Changes in terms required by these wholesalers, disruptions in these relationships or a default could harm our results of operations and financial condition.
Approximately 83% of our XHANCE net revenue during the quarter ended March 31, 2018 were to the three largest pharmaceutical wholesalers. If any of these wholesalers ceases to purchase our product for any reason, then unless and until the remaining wholesalers increase their purchases of XHANCE or alternative distribution channels are established:

•	our commercial operations could be significantly disrupted;

•	the availability of XHANCE to patients could be disrupted; and

•	we may not achieve the sales of XHANCE that we expect, which could decrease our revenues.
We do not require collateral from our wholesalers but rather maintain credit limits and as a result we have an exposure to credit risk in our accounts receivable. A default by a large wholesaler could harm our results of operations and financial condition.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Issuances of Unregistered Securities
None.
Use of Proceeds
Our IPO was effected through a Registration Statement on Form S-1 (File No. 333-220515) that was declared effective by the SEC on October 12, 2017. On October 17, 2017, 8,625,000 shares of our common stock were sold at a price to the public of $16.00 per share, for aggregate gross proceeds of $138.0 million. All of the securities registered pursuant to the offering were sold prior to termination of the offering. Jefferies and Piper Jaffray acted as lead joint book-running managers in the IPO, and BMO Capital Markets and RBC Capital Markets acted as joint book-running managers in the IPO.
On October 17, 2017 we received proceeds from the IPO of $128.3 million, which was net of underwriting discounts and commissions of approximately $9.7 million. Of this amount, we paid offering expenses of approximately $2.8 million.
There has been no material change in the use of proceeds from the IPO as described in the final prospectus for the IPO filed with the SEC on October 12, 2017 (Final Prospectus). During the period from the closing of our IPO to March 31, 2018, we used $40.2 million of the proceeds as follows:

•	approximately $26.6 million to support the planned launch of XHANCE, including investments in marketing and sales, inventory and our commercial infrastructure;

•	approximately $3.0 million to fund further development efforts for XHANCE; and

•	approximately $10.6 million to fund other working capital and general corporate purposes, including costs of operating as a public company.
The foregoing amounts represent the Company’s reasonable estimate of the amount of net offering proceeds applied to such activities instead of the actual amount of net offering proceeds used. The balance of the funds totaling approximately $85.3 million shall be used in a manner consistent with the use of proceeds described in the Final Prospectus.
The foregoing expenses are a reasonable estimate of the expenses incurred by us in the offering and do not represent the exact amount of expenses incurred. All of the foregoing expenses were direct or indirect payments to persons other than (i) our directors, officers or any of their associates; (ii) persons owning 10% or more of our common stock; or (iii) our affiliates.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
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

3.2		Amended and Restated Bylaws of OptiNose, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-38241), as filed with the SEC on October 18, 2017).
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.
32.1	*	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer.
32.2	*	Certification Pursuant to 18 U.S.C. Section 1350 of principal financial officer.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTINOSE, INC.
Date: May 14, 2018	By:	/s/ KEITH A. GOLDAN
		Name:	Keith A. Goldan
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)