Form 10-Q
period 2018-06-30
OptiNose, Inc.
filed 2018-08-14
CIK 1494650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant's common stock outstanding at August 3, 2018 was 41,220,634 shares.

_________________________

Unless the context otherwise requires, all references in this Form 10-Q to "Optinose," "Company," "we," "us," and "our" refer to OptiNose, Inc. and its subsidiaries.
_________________________

Trademark Notice
OPTINOSE® and XHANCE® are trademarks of ours in the United States. All other trademarks, trade names and service marks appearing in this Form 10-Q are the property of their respective owners. We do not intend our use or display of other companies' trademarks, trade names or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among others, statements relating to:

▪	the potential advantages of XHANCE and our product candidates;

▪	the potential benefits of our Xperience Program, our co-pay savings program and other patient support programs and their potential effect on XHANCE demand and financial results;

▪	our goal for 75% of commercially insured lives to have access to XHANCE in a Tier 3 formulary position with a low "hassle factor" by the end of 2018;

▪	our commercial initiatives and objectives related to XHANCE;

▪
our planned product development activities, studies and clinical trials, including our plans to initiate a clinical program of XHANCE in the fourth quarter of 2018 in pursuit of a supplemental indication for chronic sinusitis;

▪	our expectation that our operating expenses in 2018 will be in the range of $117 - $121 million;

▪	the potential for XHANCE to be effected by the seasonality impact observed in the INS market;

▪	the potential for the additional number of XHANCE samples distributed in July to effect the number of XHANCE prescriptions in the third quarter of 2018; and

▪	our expectation that the average selling price (ASP) for XHANCE in the third quarter of 2018 will be similar to the ASP for XHANCE in the second quarter of 2018;

▪	future XHANCE prescription growth;

▪
our expectation that we will complete the transfer of manufacturing activities to another party prior to the effective date of the termination of our manufacturing services agreement with Ximedica, LLC and that our commercial supply will not be adversely impacted;

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
Forward-looking statements are based upon our current expectations and assumptions and are subject to a number of known and unknown risks, uncertainties and other factors that could cause actual results to differ materially and adversely from those expressed or implied by such statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (SEC), and in particular, the risks and uncertainties discussed therein under the caption “Risk Factors”. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward‑looking statements we may make. As a result, you should not place undue reliance on forward‑looking statements.
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

MARKET, INDUSTRY AND OTHER DATA
This Form 10-Q also contains estimates, projections, market research and other data generated by independent third parties, by third parties on our behalf and by us concerning XHANCE, brand awareness, market access, the estimated size of markets, prescriptions, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. You are cautioned not to give undue weight to such information.

PART I

ITEM 1. FINANCIAL STATEMENTS
OptiNose, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$244,990	$234,854
Accounts receivable, net	3,671	—
Grants and other receivables	211	46
Inventory	4,950	2,013
Prepaid expenses and other current assets	2,232	1,254
Total current assets	256,054	238,167
Property and equipment, net	3,596	2,564
Other assets	300	405
Total assets	$259,950	$241,136
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,951	$5,893
Accrued expenses	16,254	8,698
Deferred other income	8	186
Total current liabilities	23,213	14,777
Long-term debt, net	72,138	71,863
Other liabilities	267	—
Total liabilities	95,618	86,640
Stockholders' equity:
Common stock, $0.001 par value; 200,000,000 shares authorized at June 30, 2018 and December 31, 2017; 41,121,557 and 37,802,556 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	41	38
Additional paid-in capital	430,803	365,838
Accumulated deficit	(266,423)	(211,269)
Accumulated other comprehensive loss	(89)	(111)
Total stockholders' equity	164,332	154,496
Total liabilities and stockholders' equity	$259,950	$241,136
See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2018 and 2017
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net product revenues	$1,274	$—	$2,139	$—
Cost of product sales	351	—	551	—
Gross margin	923	—	1,588	—
Operating expenses:
Research and development	2,046	4,749	3,747	8,979
Selling, general and administrative	21,860	3,588	49,871	6,661
Total operating expenses	23,906	8,337	53,618	15,640
Loss from operations	(22,983)	(8,337)	(52,030)	(15,640)
Other (income) expense:
Grant and other income	(145)	(44)	(333)	(93)
Interest income	(582)	(60)	(1,058)	(95)
Interest expense	2,301	—	4,494	862
Foreign currency (gains) losses	24	(25)	21	(31)
Net loss	$(24,581)	$(8,208)	$(55,154)	$(16,283)
Deemed dividend	—	4,083	—	7,150
Accretion to redemption value	—	546	—	1,074
Net loss attributable to common stockholders	$(24,581)	$(12,837)	$(55,154)	$(24,507)
Net loss per share of common stock
basic	$(0.64)	$(3.16)	$(1.44)	$(6.02)
diluted	$(0.64)	$(3.16)	$(1.44)	$(6.02)
Weighted average common shares outstanding
basic	38,688,366	4,067,717	38,271,101	4,067,717
diluted	38,688,366	4,067,717	38,271,101	4,067,717
See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Comprehensive Loss
For the Three and Six Months Ended June 30, 2018 and 2017
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(24,581)	$(8,208)	$(55,154)	$(16,283)
Other comprehensive (loss) income:
Foreign currency translation adjustment	15	(5)	21	(6)
Comprehensive loss	$(24,566)	$(8,213)	$(55,133)	$(16,289)
See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2018 and 2017
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net loss	$(55,154)	$(16,283)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	172	66
Stock-based compensation	4,123	1,029
Amortization of debt discount and issuance costs	180	194
Loss on sale of equipment	1	—
Changes in operating assets and liabilities:
Accounts receivable	(3,671)	—
Grants and other receivables	(165)	165
Prepaid expenses and other assets	(859)	1,893
Inventory	(2,723)	—
Accounts payable	2,917	(1,683)
Accrued expenses and other liabilities	7,686	985
Cash used in operating activities	(47,493)	(13,634)
Investing activities:
Purchases of property and equipment	(881)	(711)
Cash used in investing activities	(881)	(711)
Financing activities:
Proceeds from the sale of Series D preferred stock	—	36,712
Proceeds from the sale of common stock	63,969	—
Cash paid for financing costs	(6,349)	(278)
Proceeds from the exercise of stock options	857	—
Cash provided by financing activities	58,477	36,434
Effects of exchange rate changes on cash and cash equivalents	25	(6)
Net increase in cash, cash equivalents and restricted cash	10,128	22,083
Cash, cash equivalents and restricted cash at beginning of period	234,875	36,847
Cash, cash equivalents and restricted cash at end of period	$245,003	$58,930
Supplemental disclosure of noncash financing activities:
Deemed dividend	$—	$7,150
Accretion to redemption value	$—	$1,074
Fixed asset purchases within accounts payable and accrued expenses	$233	$—
Fixed asset additions acquired through tenant allowance	$267	$—
Financing costs within accounts payable and accrued expenses	$188	$1,507
Conversion of convertible notes payable and accrued interest into Series C-2 preferred stock	$—	$19,527
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
The Company is a specialty pharmaceutical company focused on the development and commercialization of products for patients treated by ear, nose and throat (ENT) and allergy specialists. The Company's first two products approved by the United States Food and Drug Administration (FDA) utilize its proprietary Exhalation Delivery Systems (EDS), which are capable of deep intranasal deposition of medication. OptiNose developed its first product, Onzetra® Xsail® (sumatriptan nasal powder) through the completion of Phase III clinical trials and subsequently out-licensed the product to Avanir Pharmaceuticals, Inc. (Avanir). Onzetra Xsail received FDA approval and was launched in the United States (US) in 2016. The Company's second FDA-approved product, XHANCE® (fluticasone propionate) nasal spray, 93 mcg, is a therapeutic that utilizes the Company's EDS to deliver a topically-acting corticosteroid for the treatment of nasal polyps in patients 18 years of age or older. XHANCE was launched commercially in the United States in March 2018.
XHANCE is also currently in development for the treatment of chronic sinusitis.
2. Liquidity
Since inception, the Company's operations have focused on organization and staffing, business planning, raising capital, establishing an intellectual property portfolio, conducting preclinical studies and clinical trials, pursuing regulatory approvals and most recently, preparing for and launching XHANCE. As of June 30, 2018, the Company had cash and cash equivalents of $244,990.
On June 11, 2018, the Company and certain stockholders closed an underwritten public offering (the Offering) of 5,750,000 shares of Company common stock (Common Stock) at a price of $22.25 per share. The Offering consisted of 2,875,000 shares of Common Stock sold by the Company and 2,875,000 shares of Common Stock sold by certain stockholders. As a result of the Offering, the Company received $59,926 in net proceeds, after deducting discounts and commissions of $3,678 and offering expenses of approximately $364 payable by the Company.
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
In the opinion of management, the accompanying unaudited interim financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the financial statements) considered necessary to present fairly the Company's financial position as of June 30, 2018 and its results of operations for the three and six months ended June 30, 2018 and 2017 and cash flows for the six months ended

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

June 30, 2018 and 2017. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The unaudited interim financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2017 contained in the Company’s annual report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 13, 2018.
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
Fair value of financial instruments
At June 30, 2018 and December 31, 2017, the Company's financial instruments included cash and cash equivalents, accounts receivable, grants receivable, inventory, accounts payable and accrued expenses. The carrying amounts reported in the Company's financial statements for these instruments approximate their respective fair values because of the short-term nature of these instruments. The Company also believes the carrying value of long-term debt approximates fair value at June 30, 2018 as the interest rates are reflective of the rate the Company could obtain on debt with similar terms and conditions. At June 30, 2018 and December 31, 2017, there were no financial assets or liabilities measured at fair value on a recurring basis.
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

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

Net Product Revenues
The Company sells XHANCE to specialty pharmacies and wholesalers in the US (collectively, Customers). These Customers subsequently resell the Company’s products to healthcare providers, patients and other retail pharmacies. In addition to agreements with Customers, the Company enters into arrangements with healthcare providers and payers that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts for the purchase of the Company’s products.
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
Components of Variable Consideration
Components of variable consideration include provider chargebacks and discounts, trade discounts and allowances, product returns, government rebates, third-party payer rebates, sales order management fees and other incentives, such as voluntary patient assistance and other allowances that are offered within contracts between the Company and its Customers, payers and other indirect customers relating to the Company’s sale of products. Those components, as described below, are based on the amounts earned, or to be claimed, on the related sales and are presented as reductions of accounts receivable (if the amount is payable to the Customer) or as a current liability (if the amount is payable to a party other than the Customer). The Company considers all relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns.

•	Variable Consideration - Accounts Receivable Reductions

◦
Provider Chargebacks and Discounts. Chargebacks for fees and discounts to providers represent the estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices charged to Customers who directly purchase the product from the Company. Customers charge the Company for the difference between what they pay for the product and the ultimate selling price to the qualified healthcare providers. These components of variable consideration are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable. Reserves for chargebacks consist of credits the Company expects to issue for units that remain in the distribution channel inventories at each reporting period-end that the Company expects will be sold to qualified healthcare providers, as well as chargebacks that Customers have claimed, but for which the Company has not yet issued a credit.

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

◦
Product Returns. Consistent with industry practice, the Company has a product returns policy that provides Customers a right of return for product purchased within a specified period prior to and subsequent to the product’s expiration date. The right of return lapses upon shipment of the goods to a patient. The Company estimates the amount of its products that may be returned and presents this amount as a reduction of revenue in the period the related product revenue is recognized, in addition to establishing a liability. The Company considers several factors in the estimation process, including expiration dates of product shipped to specialty pharmacies and wholesalers, inventory levels within the distribution channel, product shelf life, prescription trends and other relevant factors.

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

◦
Payer Rebates. The Company contracts with certain third-party payers, primarily health insurance companies and pharmacy benefit managers, for the payment of rebates with respect to utilization of its products. These rebates are based on contractual percentages applied to the amount of product prescribed to patients who are covered by the plan or the organization with which it contracts. The Company estimates these rebates and records such estimates in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability.

◦
Other Incentives. Other incentives that the Company offers include voluntary patient assistance programs, such as co-pay assistance programs, which are intended to provide financial assistance to qualified commercially insured patients with prescription drug co-payments required by payers and coupon programs for cash payers. The calculation of the accruals for this assistance is based on an estimate of claims and the cost per claim that the Company expects to receive associated with product that has been recognized as revenue but remains in the distribution channel inventories at the end of each reporting period.

Net income (loss) per common share
Basic net income (loss) per common share is determined by dividing net income (loss) applicable to Common Stock holders by the weighted average common shares outstanding during the period. For the three and six months ended June 30, 2018 and 2017, the outstanding Common Stock options and Common Stock warrants have been excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted net loss per share are the same.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

Diluted net loss per common share for the periods presented do not reflect the following potential common shares, as the effect would be antidilutive:

	June 30,
	2018	2017
Stock options	6,126,560	4,397,949
Common stock warrants	1,878,660	1,890,489
Convertible preferred stock	—	25,068,556
Total	8,005,220	31,356,994
Income taxes
In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis.  For the three and six months ended June 30, 2018 and 2017, the Company recorded no tax expense or benefit due to the expected current year loss and its historical losses. As of June 30, 2018 and December 31, 2017, the Company has concluded that a full valuation allowance is necessary for all of its net deferred tax assets. The Company had no amounts recorded for uncertain tax positions, interest or penalties in the accompanying consolidated financial statements.
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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230). ASU No. 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The new standard is effective for fiscal years beginning after December 15, 2017. The Company adopted ASU 2016-18 in the first quarter of 2018, and the guidance has been retrospectively applied to all periods presented. As of June 30, 2018 and December 31, 2017, the restricted cash balance included in prepaid expenses and other assets was $13 and $20, respectively.
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
4. Inventory
Inventory consisted of the following:

	June 30, 2018	December 31, 2017
Raw materials	$1,780	$1,385
Work-in-process	2,262	628
Finished goods	908	—
Total inventory	$4,950	$2,013
Inventories are stated at the lower of cost or net realizable value, as determined on a first-in, first-out, basis. The approximate shelf life of finished goods is two years from the date manufacturing is completed.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

5. Property and Equipment
Property and equipment, net, consisted of:

	June 30, 2018	December 31, 2017
Computer equipment and software	$800	$307
Furniture and fixtures	287	89
Machinery and equipment	2,629	2,495
Leasehold improvements	48	28
Construction in process	525	—
	4,289	2,919
Less: accumulated depreciation	(693)	(355)
	$3,596	$2,564
Depreciation expense was $16 and $34 for the three months ended June 30, 2018 and 2017 and $172 and $66 for the six months ended June 30, 2018 and 2017, respectively. In addition, depreciation expense of $158 and $15 is included within inventory and prepaid expenses and other assets, respectively, as of June 30, 2018, which represents depreciation expense related to equipment involved in the manufacturing process.
6. Accrued Expenses
Accrued expenses consisted of:

	June 30, 2018	December 31, 2017
Selling, general and administrative expenses	$6,954	$3,463
Research and development expenses	237	80
Bonus expense	2,574	4,163
Payroll and benefit expenses	2,732	448
Employee contributions withheld	998	185
Product revenue allowances	1,613	—
Interest expense	356	45
Other	790	314
	$16,254	$8,698
7. AVP-825 License Agreement
In July 2013, the Company's wholly owned subsidiary, OptiNose AS, entered into the AVP-825 License Agreement with Avanir for the exclusive right to sell AVP-825 (now marketed as Onzetra® Xsail®), a product combining a low-dose powder form of sumatriptan with the Company's EDS, for the acute treatment of migraines in adults and any follow-on products under development that consist of a formulation that contains triptans as the sole active ingredient. Through June 30, 2018, under the terms of the AVP-825 License Agreement, the Company received aggregate cash payments of $70,000 in connection with the initial signing and the achievement of certain development milestones. Under the terms of the License Agreement, the Company is eligible to receive up to $50,000 upon the achievement of sales milestones as well as tiered low double-digit royalty payments on net sales in the US, Canada and Mexico after such cumulative sales exceed a certain threshold.
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

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

The Company did not recognize any licensing revenue under the arrangement during the three and six months ended June 30, 2018 and 2017.
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
The Senior Secured Notes bear interest at 9.0% plus the three-month London Inter-bank Offered Rate (LIBOR) rate, subject to a 1.0% floor and are scheduled to mature on June 29, 2023. The interest rate was 11.375% at June 30, 2018. The Senior Secured Notes bore front-end fees of 1.0% of the aggregate principal amount, which were paid at issuance. The Company is also required to pay an exit fee of 2.0% of any principal payments (whether mandatory, voluntary, or at maturity) made throughout the term of the Senior Secured Note Purchase Agreement.
The Company recorded interest expense of $2,301 and $4,494 during the three and six months ended June 30, 2018, respectively, in conjunction with the Senior Secured Notes. Interest expense included total coupon interest, exit fees, front end fees and the amortization of debt issuance costs. The front-end fees of $1,000 were recorded as debt discount at issuance and are being amortized to interest expense over the 5.5 year term of the loan. Additionally, back end fees of $2,000 are being amortized to interest expense and are recorded as an increase in the carrying amount throughout the term of the Senior Secured Notes. The Company also incurred $2,181 in debt issuance costs during the year ended December 31, 2017, which are also being amortized to interest expense over the term of the Senior Secured Notes.
The long-term debt balance is comprised of the following:

	June 30, 2018	December 31, 2017
Face amount	$75,000	$75,000
Front end fees	(943)	(999)
Debt issuance costs	(2,056)	(2,139)
Back end fees	137	1
Long-term debt, net	$72,138	$71,863
9. Employee Benefit Plans
For US employees, the Company maintains a defined contribution 401(k) retirement plan. As of June 30, 2018, approximately $171 is recorded in accrued liabilities related to the Company match applicable to 2018 employee contributions. The Company's contributions are made in cash.
For Norway and UK employees, the Company maintains defined contribution pension plans which meet statutory requirements of those jurisdictions. The Company incurred costs of $7 and $38 for the three months ended June 30, 2018 and 2017 and $69 and $43 related to the pension plans for the six months ended June 30, 2018 and 2017, respectively.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

10. Stockholders' Equity
Common Stock
On June 11, 2018, the Company and certain stockholders closed the Offering of 5,750,000 shares of Common Stock at a price of $22.25 per share. The Offering consisted of 2,875,000 shares of Common Stock sold by the Company and 2,875,000 shares of Common Stock sold by certain stockholders. As a result of the Offering, the Company received $59,926 in net proceeds, after deducting discounts and commissions of $3,678 and offering expenses of approximately $364 payable by the Company.
In October 2017, the Company increased the number of authorized Common Stock from 10,624,486 to 200,000,000 and completed an initial public offering (IPO) of its Common Stock, selling 8,625,000 shares at $16.00 per share. As a result of the IPO, the Company received $125,471 in net proceeds, after deducting discounts and commissions of $9,660 and offering expenses of approximately $2,869 payable by the Company.
Each share of Common Stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Subject to preferences that may apply to any outstanding preferred stock, holders of Common Stock are entitled to receive ratably any dividends that the Company’s board of directors may declare out of funds legally available for that purpose on a non-cumulative basis. No dividends had been declared through June 30, 2018.
Common Stock warrants
As of June 30, 2018, the Company had warrants outstanding to purchase 1,878,660 shares of Common Stock with an exercise price of $8.16. The warrants expire on November 1, 2020.
11. Stock-based Compensation
The Company recorded stock-based compensation expense related to stock options and shares issued under the Company's 2017 Employee Stock Purchase Plan (2017 Plan) in the following expense categories of its accompanying consolidated statements of operations for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of product sales	$2	$—	$3	$—
Research and development	166	130	405	508
General and administrative	1,932	177	3,715	521
	$2,100	$307	$4,123	$1,029
In addition, stock-based compensation expense of $56 and $6 is included within inventory and prepaid expenses and other assets, respectively, as of June 30, 2018, which represents the total stock-based compensation expense incurred related to employees involved in the manufacturing process of finished goods and samples during the period.
Stock Options
The Company has issued serviced-based and performance-based stock options that generally have a contractual life of up to 10 years and may be exercisable in cash or as otherwise determined by the Company's board of directors. Vesting generally occurs over a period of not greater than four years. Performance-based options may vest upon the achievement of certain milestones in connection with the Company's development programs. Additionally, the Company has issued stock options in excess of the fair market value of Common Stock on the issuance date that were only exercisable upon a change in control or upon or after an initial public offering. As of June 30, 2018, all of the performance conditions related to performance-based stock options issued by the Company have been achieved.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

The following table summarizes the activity related to stock option grants to employees and nonemployees for the six months ended June 30, 2018:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life
Outstanding at December 31, 2017	6,251,576	$9.34	6.67
Granted	358,192	19.98
Exercised	(446,367)	2.28
Expired	—	—
Forfeited	(36,841)	6.49
Outstanding at June 30, 2018	6,126,560	$10.50	6.91
Exercisable at June 30, 2018	3,114,397	$6.80	4.74
Vested and expected to vest at June 30, 2018	6,126,560	$10.50	6.91
During the six months ended June 30, 2018, stock options to purchase 358,192 shares of Common Stock were granted to employees and directors and generally vest over four years. The stock options had an estimated weighted average grant date fair value of $13.26. During the six months ended June 30, 2017, stock options to purchase 334,993 shares of Common Stock were granted to employees that generally vest over four years. The stock options had an estimated weighted average grant date fair value of $3.39.
The grant date fair value of each stock option grant was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Six Months Ended June 30,
	2018	2017
Risk free interest rate	2.69%	2.07%
Expected term (in years)	5.90	6.08
Expected volatility	74.92%	73.93%
Annual dividend yield	0.00%	0.00%
Fair value of common stock	$19.98	$5.14
At June 30, 2018, the unrecognized compensation cost related to unvested stock options expected to vest was $23,539. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 3.09 years.
2017 Employee Stock Purchase Plan
Under the 2017 Plan, shares of Common Stock may be purchased by employees who elect to participate in the 2017 Plan at 85% of the lower of the fair market value of Common Stock on the first or last day of designated offering periods.The Company recognized stock-based compensation expense of $123 and $279 during the three and six months ended June 30, 2018, respectively, related to the 2017 Plan.
In July 2018, the Company issued 53,137 shares of Common Stock related to the offering periods ended June 30, 2018.

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
Company Overview
We are a specialty pharmaceutical company focused on the development and commercialization of products for patients treated by ear, nose and throat (ENT) and allergy specialists. Our lead product, XHANCE® (fluticasone propionate) nasal spray, 93 mcg, is a therapeutic utilizing our proprietary Optinose Exhalation Delivery System (EDS) that delivers a topically-acting and potent anti-inflammatory corticosteroid for the treatment of chronic rhinosinusitis with nasal polyps and, if approved, chronic rhinosinusitis without nasal polyps (also known as chronic sinusitis). Chronic rhinosinusitis is a serious nasal inflammatory disease that is currently treated using therapies, such as intranasal steroids (INS), which have significant limitations. We believe XHANCE has a differentiated clinical profile with the potential to become part of the standard of care for this disease because it is able to deliver medication to the primary site of inflammation high and deep in the nasal passages in regions not adequately reached by current INS.
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
XHANCE Commercialization Update
Since FDA approval of our NDA for XHANCE, we have been focused on executing our integrated launch plan with the objective of making XHANCE widely available through retail pharmacies in the second quarter of 2018; we achieved that objective in early April 2018. The key strategies in our integrated launch plan include: (i) build a robust commercial supply chain network and quality management system, (ii) drive awareness and appreciation of the clinical differentiation of XHANCE, (iii) design and deploy our customer facing model, (iv) engage commercial payers with the objective of securing tier 3 coverage, and (v) develop our internal capabilities (e.g., Finance, HR, IT, Data Analytics and Compliance) to support a commercial-stage company. We have made progress in each of these key strategic areas:

•
Commercial Supply Chain. We have entered into commercial supply agreements with our key suppliers, spent significant time with our suppliers to oversee product production and quality management, and manufactured our initial commercial supply of XHANCE. We have contracted with a third-party logistics partner and our distribution partners.

•
Brand Awareness. We have executed a broad, multi-channel awareness campaign leveraging digital, non- personal promotion and journal advertising and have already reached over 10,000 ENT physicians and allergists with disease state and branded messages. From November 2017 through April 2018, we deployed a nurse educator team of approximately 85 nurse professionals who called on approximately 5,000 ENT physicians and allergists and delivered over 16,000 presentations. The focus of their interactions with healthcare professionals included: (i) introducing Optinose and highlighting the unmet medical need and limitations of current treatments, (ii) increasing awareness about XHANCE along with providing education on the mechanism of action and the differences associated with the Optinose EDS, and (iii) familiarizing healthcare professionals with the proper administration of XHANCE. Based on our market research as of July 2018, aided brand awareness (meaning awareness of XHANCE or Optinose when specifically asked about the product and company) amongst a survey of 100 ENT and allergy physicians is 94 percent, which achieves our objective of 85 percent brand awareness during the launch phase.

•
Customer Model. We have defined a sales force footprint of approximately 120 territories targeting approximately 14,000 ENTs, allergists and “specialty like” primary care physicians and have deployed a hybrid sales model that combines an internal sales leadership team with a fully dedicated contract sales force to call on our target customer universe. We prioritized approximately 80 territories within our sales force footprint to deploy at launch based upon an expectation that we will achieve an estimated 65% commercial market access within each of those territories. The initial 80 territory managers completed training and were deployed in March 2018 engaging approximately 8,000 ENTs, allergists and "specialty like" primary care physician targets to promote XHANCE for the treatment of nasal polyps.

•
XHANCE Patient Support Programs. In March 2018, we introduced the XHANCE Xperience program to offer physicians and their patients an opportunity to gain initial experience with XHANCE. As part of this program, patients receive up to two XHANCE prescriptions at no out of pocket cost to them ($0 co-pay). In order to receive the second prescription, patients are required to complete a brief survey regarding their use of XHANCE. Initial survey results have been encouraging and provide physicians with the opportunity to receive feedback on early patient responses to treatment. As planned, Optinose closed Xperience to new enrollments at the end of June 2018. We believe this program has the potential to improve demand for XHANCE during the early phases of product launch. Through July 27, 2018, more than 2,600 unique physicians have prescribed XHANCE and more than 12,000 prescriptions have been written by physicians for patients. Following the end of the Xperience program, Optinose introduced a new co-pay savings program in order to encourage further patient trial and adoption of XHANCE. Following the end of the Xperience program, we observed an increase in demand for samples to be distributed to physician offices. A sample unit of XHANCE contains the same amount of product as the unit available by prescription (120 metered-dose sprays). In response to this market dynamic, we updated our co-pay savings program to provide the first prescription at no out-of-pocket cost ($0 co-pay) to commercially insured patients and low subsequent co-pays for refills, and expect to reduce product sample distribution.

•
Market Access. Payers leverage various strategies to manage utilization of branded pharmaceutical products. An increasing number of payers are employing “new-to-market blocks” for launch brands until they have the opportunity to make a coverage decision based upon their internal review of the product's clinical and pharmacoeconomic data. When a product is not covered, the patient is responsible to pay the full price for the medication which significantly limits utilization of the product. If a payer decides to cover a medication, payers will classify products based upon Tiers. Tiers determine the out-of-pocket costs for a patient. For example, a product that is covered on Tier 2 typically requires a co-pay by the patient of between $20 to $40 and Tier 3 typically requires a co-pay by the patient of between $60 to $80.

Payers will also use controls to manage the prescribing of products that they cover. These tools include passive management techniques, such as “step edits,” which minimize the internal resources payers need to apply to ensure a medication is primarily used in the intended manner. A step edit requires prior use of another medication, usually a generic or preferred brand, prior to approving coverage for the product in question. This confirmation can be performed at the pharmacy level and includes an electronic look-back. If the pharmacist is unable to confirm prior utilization of the “step medication,” the pharmacist will need to contact the physician to obtain either a verbal or written confirmation of prior use of the “step medication.” Payers will also use more active, aggressive management techniques such as Prior Authorizations (PAs). PAs require a physician to submit a written prior authorization form to be reviewed by the payer clinical staff prior to granting reimbursement for a prescription medication. A PA can sometimes be as simple as a physician checking a box documenting that a patient has previously tried a generic or preferred brand without benefit or as complex as a multi-page form requiring a detailed medical history of a patient.
We have engaged with health plans representing over 85% of US commercial lives. In meeting with potential payers, we have shared what we believe is our compelling economic value proposition. Our analyses suggest that XHANCE will have a comparatively low pharmacy budget impact and our clinical trial data suggest that XHANCE may produce an offsetting benefit by helping reduce the rate of surgery with its related costs. For an insurance plan, this could represent a potential overall cost reduction for the population of patients with nasal polyps, as the overall cost of XHANCE could be less than the offsetting costs related to the reduction in surgeries. During clinical studies, XHANCE was also associated with an improvement in reported work productivity in treated patients, which should be valued by employers and patients. Further, we believe the cost of XHANCE to insurance plans will likely be significantly less than the projected costs of monoclonal antibodies that are currently in development for the treatment of nasal polyps.

Based on currently available third party data and our internal analyses, we believe that approximately 76% of commercially insured lives are in a plan in which XHANCE is covered in a Tier 3 formulary position, and approximately 60% of commercially insured lives are in a plan that covers XHANCE in a Tier 3 formulary position that is either unrestricted or requires a single step edit or simple PA for prior use of an over-the-counter or generic intranasal steroid. However, payers may change coverage levels for XHANCE or controls such as step edits and PAs, positively or negatively, at any time. We have also contracted with the Centers for Medicare and Medicaid Services for coverage of certain government covered lives, and over time intend to pursue future coverage for other government-insured populations. Further, we have introduced a co-pay assistance program and plan to implement other patient affordability programs to appropriately support patient access to XHANCE.
As we seek to increase the number of lives covered by commercial payers, it is our objective to continue to seek Tier 3 coverage that involves a low "hassle factor" for physicians and patients. We use the term “hassle factor” to characterize the level of difficulty that physicians and patients must overcome to prescribe and fill XHANCE. We define a low “hassle factor” as Tier 3 unrestricted, Tier 3 single step edit, or Tier 3 with a simple PA requiring prior use of an over-the-counter or generic intranasal steroid - although we acknowledge that any step edit or PA involves a level of burden for physicians and patients that could negatively impact XHANCE utilization. Our goal is for 75% of commercially insured lives to have access to XHANCE in a Tier 3 formulary position with a low "hassle factor" by the end of 2018.

•
Infrastructure. We continue to develop our internal capabilities and grew from 21 employees as of January 1, 2017 to 94 employees as of August 3, 2018 to support the commercialization of XHANCE. We have implemented an enterprise resource planning system to expand our operational and commercial finance capabilities. We have also implemented a robust healthcare compliance program to guide our staff’s and our partners' compliance with rules and regulations regarding pharmaceutical sales. And in managing our growth, we have remained focused on fostering our One Mission culture.

XHANCE Development Update
In addition to XHANCE’s existing indication for nasal polyps, we plan to initiate a clinical program to seek a supplemental indication for the treatment of chronic sinusitis in the U.S. in order to broaden our market opportunity. We prepared draft clinical trial protocols and submitted them to the FDA in conjunction with a meeting request to discuss key elements of the program. That meeting was held in June 2018 and we expect to initiate the clinical program in the fourth quarter of 2018.
Financial Operations Overview
The following discussion sets forth certain components of our consolidated statements of operations as well as factors that impact those items.
Net revenue
Sales of XHANCE generated $2.1 million in net revenue through the six months ended June 30, 2018. XHANCE revenue for the three months ended June 30, 2018 was $1.3 million, generated primarily through the Xperience program. In accordance with GAAP, we estimated the average selling price (ASP) for XHANCE, with specific assumptions for units sold into the retail channel as well as units dispensed through the Xperience program.
The Xperience program was a limited-time program and an important component of our launch strategy. The Xperience program was designed to encourage early trial and adoption of XHANCE by lowering barriers to initial trial. As expected, most early prescriptions were filled through this program as opposed to retail channels. Patients in the Xperience program were eligible to receive two months of treatment at no cost to them through our payment of any out-of-pocket expense incurred by the patient at the time the prescription was filled as a result of co-pays or non-coverage. As a result, the ASP for XHANCE units sold through the Xperience program was significantly lower than the ASP for XHANCE sold through the retail channel.

As planned, the Xperience program was the primary source of demand for XHANCE in second quarter of 2018. While there were modest levels of prescriptions and shipments into retail, we were focused on driving demand of XHANCE through the Xperience program as we believe it will accelerate long-term product uptake and the acquisition of product experience that drives future demand. Because of this program, the ASP and gross profit margin percentages in the three months ended June 30, 2018 were lower than what they were in the first quarter.

Following the end of the Xperience program we observed an increase in demand for samples to be distributed to physician offices (approximately 2,000 additional XHANCE samples were distributed in the last three weeks of July as compared to average weekly samples distributed during May and June). A sample unit of XHANCE contains the same amount of product as the unit available by prescription (120 metered-dose sprays). In response to this market dynamic, we updated our co-pay savings program to include the first prescription at no cost ($0 co-pay) to commercially insured patients and expect to reduce product sample distribution. Although a sample does not necessarily displace a prescription, we believe the increase in the number of XHANCE samples distributed in July may have an effect on XHANCE prescriptions in the third quarter of 2018.
In addition, historical data suggests that the INS market exhibits a seasonal decline in the summer months. We believe approximately one-third of the total INS prescriptions are coded for the treatment of chronic rhinosinusitis (including nasal polyps) and the balance is primarily for the treatment of rhinitis, especially allergic rhinitis. From May to July, based on 2016-2017 historical prescription data, the average decline in INS prescription volumes was approximately 23%, with month-over-month growth following July for the balance of the year. Although the underlying disease that we are treating is chronic and causes symptoms year-round, we believe the variation in patient flow through the offices of relevant specialists, and seasonality in disease flare-ups, may have an impact on the number of patients that present themselves and who are therefore available for prescribing a new medication like XHANCE. We continue to believe that patients can benefit from consistent treatment, and that as the product becomes more mature this seasonality effect may be reduced. However, in the launch phase when new patient starts are the majority of prescriptions, we believe XHANCE prescribing may be subject to a seasonal effect.
Based on third party prescription data and data from a contracted mail order pharmacy partner, monthly XHANCE prescriptions for March, April, May and June 2018 were 806, 2,225, 3,191 and 3,450, respectively, and weekly XHANCE prescriptions for the weeks ended July 6, July 13, July 20 and July 27, 2018 were 639, 664, 712 and 749, respectively. The July data represents an approximately 14% decline in average weekly reported XHANCE prescriptions through July 27th compared to June. We believe this decline is the result of (1) the termination of the Xperience program in which the first two prescriptions of XHANCE were available at $0 co-pay for commercially insured patients, (2) the approximately 2,000 additional 30-day samples distributed to physicians during the last three weeks of July as compared to the average weekly number of samples distributed in May and June and (3) the seasonality impact of the INS market which declined approximately 11% during the same period from June to July. Given the continued strong physician interest, evidence for good patient outcomes, and the influence of our updated co-pay savings program offering the first prescription for a $0 co-pay for all commercially insured patients and low subsequent co-pays for refills, and given that data suggest that the seasonality impact will turn positive in the next few months, we believe XHANCE will return to a positive prescription growth trend in the coming months. Additionally, we expect ASP for XHANCE in the third quarter of 2018 to be similar to the ASP for XHANCE in the second quarter of 2018 because a substantial number of patients remain eligible for a second prescription through the Xperience program at a $0 co-pay and we expect our updated co-pay savings program to apply to a large number of eligible patients.
Our ability to generate additional net revenue and become profitable depends largely upon our ability to successfully commercialize XHANCE without the support provided by the Xperience program and other patient support programs, as well as our ability to broaden our market opportunity by successfully developing XHANCE for the treatment of chronic sinusitis.
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
We plan to incur research and development expenses for the foreseeable future as we expect to continue the development of XHANCE for the treatment of chronic sinusitis and our other product candidates. At this time, due to the inherently unpredictable nature of preclinical and clinical development, and given the developing nature of our clinical trial design for XHANCE for the treatment of chronic sinusitis and the FDA-mandated pediatric studies for XHANCE, and the early stage of our other product candidates, we are unable to estimate with any certainty the costs we will incur and the timelines we will require in our continued development efforts.
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
Sales and marketing related expenses consist of expenses related to building brand awareness through advertising and the deployment of our nurse educator team, developing and deploying our contract sales force and securing market access for XHANCE as well as salaries and related benefits for employees focused on such efforts.
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

Consolidated Results of Operations
Comparison of three months ended June 30, 2018 and 2017
The following table sets forth our selected consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended June 30,
	2018	2017
Net product revenues	$1,274	$—
Cost of product sales	351	—
Gross margin	923	—
Operating expenses:
Research and development	2,046	4,749
Selling, general and administrative	21,860	3,588
Total operating expenses	23,906	8,337
Loss from operations	(22,983)	(8,337)
Other (income) expense:
Interest (income) expense	1,719	(60)
Other (income) expense	(121)	(69)
Total other (income) expense	1,598	(129)
Net loss	$(24,581)	$(8,208)
Net product revenues
Net product revenues were $1.3 million for the three months ended June 30, 2018 and were related primarily to sales of XHANCE through the Xperience program. We did not record any net product revenues during the three months ended June 30, 2017.
Cost of product sales
Cost of product sales were $0.4 million for the three months ended June 30, 2018 and consisted of XHANCE inventory sold during the period. We did not record any cost of product sales during the three months ended June 30, 2017.
Research and development expense
Research and development expense was $2.0 million and $4.7 million for the three months ended June 30, 2018 and 2017, respectively. The $2.7 million decrease was attributable primarily to:

▪
a $2.1 million decrease in regulatory and medical affairs expenses, including personnel, bonus and administrative expenses, as a result of a shift in departmental focus from research and development to commercialization activities as a result of the FDA approval of XHANCE in September 2017; and

▪
a $0.8 million decrease related to the substantial completion of the preparation of contract manufacturing capabilities prior to the receipt of FDA approval of XHANCE in September of 2017 in anticipation of the expected commercial launch of XHANCE in the US for the treatment of nasal polyps.

These decreases were offset by:

▪
a $0.2 million increase in clinical expenses related to our early research programs and the preparation for our planned clinical trials of XHANCE for a follow-on indication for the treatment of chronic sinusitis and FDA-mandated pediatric studies.

Selling, general and administrative expense
Selling, general and administrative expense was $21.9 million and $3.6 million for the three months ended June 30, 2018 and 2017, respectively. The $18.3 million increase was due primarily to:

▪	a $8.2 million increase in sales and marketing expenses related to our preparation for the commercial launch of XHANCE for the treatment of nasal polyps, of which:

◦	$4.8 million related to our contracted nurse educator team and the deployment of our contract sales force; and

◦	$3.4 million related primarily to marketing expenses for XHANCE;

▪	a $4.8 million increase in personnel and bonus expenses due to increases in headcount;

▪
a $2.1 million increase in regulatory and medical affairs expenses, including personnel, bonus, and administrative expenses, as a result of a shift in departmental focus from research and development to commercialization activities as a result of the FDA approval of XHANCE in September 2017;

▪
a $1.1 million increase in insurance and facilities expenses and professional fees to support our expanding infrastructure to prepare for the commercial launch of XHANCE and operate as a public company; and

▪a $1.8 million increase in stock-based compensation expense.
These increases were offset by:

•	a $0.5 million decrease in patent and consultancy expenses.
Interest (income) expense, net
Interest (income) expense, net, was $1.7 million and $(0.1) million for the three months ended June 30, 2018 and 2017, respectively. The increase in interest (income) expense, net, for the three months ended June 30, 2018 was related to $2.3 million in interest expense on our long-term debt, offset by $0.6 million in interest income. Interest income increased $0.5 million during the three months ended June 30, 2018, as compared to the three months ended June 30, 2017 as a result of higher cash balances. We did not record any interest expense for the three months ended June 30, 2017.
Other (income) expense, net
Other income, net was $0.1 million for the three months ended June 30, 2018 and 2017. The income in both periods was attributable primarily to grant-eligible research and development expenses incurred by OptiNose AS, our Norwegian subsidiary.
Comparison of six months ended June 30, 2018 and 2017
The following table sets forth our selected consolidated statements of operations data for the periods indicated (in thousands):

	Six Months Ended June 30,
	2018	2017
Net product revenues	$2,139	$—
Cost of product sales	551	—
Gross margin	1,588	—
Operating expenses:
Research and development	3,747	8,979
Selling, general and administrative	49,871	6,661
Total operating expenses	53,618	15,640
Loss from operations	(52,030)	(15,640)
Other (income) expense:
Interest (income) expense	3,436	767
Other (income) expense	(312)	(124)
Total other (income) expense	3,124	643
Net loss	$(55,154)	$(16,283)
Net revenue
Net revenue were $2.1 million for the six months ended June 30, 2018, related directly to the commercial launch of XHANCE. As planned, the majority of the net revenue was related to XHANCE sales through the Xperience program, with the balance generated through the traditional retail channel. We did not record any net revenue during the six months ended June 30, 2017.
Cost of product sales
Cost of product sales related to the sale of XHANCE were $0.6 million for the six months ended June 30, 2018. We did not record any cost of product sales during the six months ended June 30, 2017.

Research and development expense
Research and development expense was $3.7 million and $9.0 million for the six months ended June 30, 2018 and 2017, respectively. The $5.3 million decrease was attributable primarily to:

▪
a $3.8 million decrease in regulatory and medical affairs expenses, including personnel, bonus and administrative expenses, as a result of a shift in departmental focus from research and development to commercialization activities as a result of the FDA approval of XHANCE in September 2017; and

▪
a $1.8 million decrease related to the substantial completion of the preparation of contract manufacturing capabilities prior to the receipt of FDA approval of XHANCE in September of 2017 in anticipation of the expected commercial launch of XHANCE in the US for the treatment of nasal polyps.

These decreases were offset by:

▪
a $0.5 million increase in clinical expenses related to our early research programs and the preparation for our planned clinical trials of XHANCE for a follow-on indication for the treatment of chronic sinusitis and FDA-mandated pediatric studies.

Selling, general and administrative expense
Selling, general and administrative expense was $49.9 million and $6.7 million for the six months ended June 30, 2018 and 2017, respectively. The $43.2 million increase was due primarily to:

▪	a $23.6 million increase in sales and marketing expenses related to our preparation for the commercial launch of XHANCE for the treatment of nasal polyps, of which:

◦	$14.3 million related to our contracted nurse educator team and the deployment of our contract sales force; and

◦	$9.3 million related primarily to marketing expenses for XHANCE;

▪	a $9.0 million increase in personnel and bonus expenses due to increases in headcount;

▪
a $3.8 million increase in regulatory and medical affairs expenses, including personnel, bonus, and administrative expenses, as a result of a shift in departmental focus from research and development to commercialization activities as a result of the FDA approval of XHANCE in September 2017;

▪
a $2.0 million increase in facilities expense, professional fees and consultancy expenses to support our expanding infrastructure to prepare for the commercial launch of XHANCE and operate as a public company; and

▪a $3.2 million increase in stock-based compensation expense.
Interest (income) expense, net
Interest (income) expense, net, was $3.4 million and $0.8 million for the six months ended June 30, 2018 and 2017, respectively. The increase in interest (income) expense, net, for the six months ended June 30, 2018 was related to $4.5 million in interest expense on our long-term debt, offset by $1.1 million in interest income. Interest income increased $1.0 million during the six months ended June 30, 2018, as compared to the six months ended June 30, 2017 as a result of higher cash balances. Interest expense for the six months ended June 30, 2017 was related to our convertible notes, which were converted to shares of preferred stock in March 2017.
Other (income) expense, net
Other income, net, was $0.3 million and $0.1 million for the six months ended June 30, 2018 and 2017, respectively. The income in both periods was attributable primarily to grant-eligible research and development expenses incurred by OptiNose AS, our Norwegian subsidiary.
Liquidity and Capital Resources
Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. We incurred net losses of $55.2 million and $16.3 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had an accumulated deficit of $266.4 million.

We have funded our operations primarily through the sale and issuance of stock and debt, as well as through licensing revenues received under the terms of the AVP-825 License Agreement. As of June 30, 2018, we had $245.0 million in cash and cash equivalents.
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(47,493)	$(13,634)
Net cash used in investing activities	(881)	(711)
Net cash provided by financing activities	58,477	36,434
Effects of exchange rates on cash and cash equivalents	25	(6)
Net increase in cash and cash equivalents	$10,128	$22,083
Operating activities
Cash used in operating activities increased by $33.9 million, from $13.6 million for the six months ended June 30, 2017 to $47.5 million for the six months ended June 30, 2018. The increase in cash used in operating activities was attributable primarily to the increase in our net loss from $16.3 million for the six months ended June 30, 2017 to $55.2 million for the six months ended June 30, 2018. The increase in net loss is attributable primarily to our preparation and ongoing efforts to support the commercial launch of XHANCE.
Investing activities
Cash used in investing activities increased $0.2 million from $0.7 million for the six months ended June 30, 2017 to $0.9 million for the six months ended June 30, 2018. The increase was related primarily to purchases of equipment in connection with infrastructure expansion activities to support the commercial launch of XHANCE and our transition to a public company.
Financing activities
Cash provided by financing activities was $58.5 million for the six months ended June 30, 2018, driven by net proceeds of $59.9 million as a result of a June 2018 underwritten public offering (the Offering) of 5,750,000 shares of Company common stock (Common Stock) at a price of $22.25 per share, which consisted of 2,875,000 shares of Common Stock sold by the Company and 2,875,000 shares of Common Stock sold by certain stockholders. This receipt was partially offset by $2.5 million of cash paid for financing costs during the six months ended June 30, 2018 related to our IPO and debt offering in the fourth quarter of 2017. Cash provided by financing activities was $36.4 million for the six months ended June 30, 2017, driven by the receipt of $36.4 million in net proceeds from the sale of our Series D Preferred Stock.
Projected 2018 operating expenses
We now expect that our total GAAP operating expenses (consisting of selling, general & administrative expenses and research & development expenses) for 2018 will be in the range of $117.0 - $121.0 million (previous estimate of $119.0 - $125.0 million.)
Future funding requirements
We expect to continue to incur significant expenses in connection with our ongoing activities, particularly as we:

▪	maintain and expand our commercial infrastructure to support the sales and marketing for XHANCE;

▪	maintain and expand our contract specialty sales force, which currently consists of approximately 80 territory managers, to market XHANCE for the treatment of nasal polyps;

▪	continue advertising and other promotional activities to support the commercialization of XHANCE;

▪	continue to provide co-pay and other patient support programs;

▪	continue clinical development activities for XHANCE, including FDA-mandated pediatric studies and clinical trials for a supplemental indication for the treatment of chronic sinusitis;

▪	hire additional staff and add operational, financial and information systems to execute our business plan;

▪	maintain, expand and protect our patent portfolio;

▪	continue to contract to manufacture XHANCE and our other product candidates;

▪	service our debt obligations under the Senior Secured Notes issued in December 2017;

▪	continue research and development activities for additional product candidates; and

▪	maintain infrastructure necessary to operate as a public company.
Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

▪
the success of our commercialization of XHANCE for the treatment of nasal polyps including, among other things, patient and physician acceptance of XHANCE and our ability to obtain adequate insurance coverage and reimbursement for XHANCE;

▪	the cost and timing of commercialization activities for XHANCE, including product manufacturing, marketing, sales and distribution;

▪	net revenue received from commercial sales of XHANCE;

▪	our clinical development plans for XHANCE, including FDA-mandated pediatric studies and clinical trials for the supplemental indication for the treatment of chronic sinusitis;

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
It is difficult to predict future liquidity requirements and the Company may need to secure additional capital in the future through equity or debt financings, partnerships, collaborations, or other sources in order to service the Company's existing obligations under outstanding Senior Secured Notes, including repayment, and to carry out all of the Company's planned development and commercial activities. Additional capital, if required, may not be available on a timely basis, on favorable terms, or at all, and such capital, if raised, may not be sufficient to enable us to continue to implement our long-term business strategy. If additional capital is not secured when required, the Company may need to delay or curtail its operations until such funding is received. If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition and results of operations could be materially adversely affected and we may need to delay or curtail our operations until such funding is received. Additionally, we may never become profitable, or if we do, we may not be able to sustain profitability on a recurring basis.
Off-balance sheet arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Contractual obligations and commitments
The following table summarizes our contractual obligations at June 30, 2018:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating leases(1)	$2,675	$897	$1,778	$—	$—
Long-term debt(2)	$120,104	8,697	17,276	94,131	—
Purchase obligations (3)	$9,339	9,339	—	—	—
Total	$132,118	$18,933	$19,054	$94,131	$—

(1) Reflects obligations pursuant to our office leases in Yardley, Pennsylvania, Ewing, New Jersey, Oslo, Norway and Swindon, England. In January 2018, we amended our existing office lease agreement for our headquarters in Yardley, PA (the Lease Amendment). Under the terms of the Lease Amendment, our leased office space was increased from approximately 20,050 square feet to approximately 30,000 square feet and the term of the lease was extended from March 31, 2018 to May 31, 2021 (the Extended Term). The rent payments during the Extended Term will be approximately $2.7 million in the aggregate and we will also be required to pay our proportionate share of certain operating costs and property taxes applicable to the leased premises.

(2) Reflects principal, interest obligations and exit fees pursuant to the Note Purchase Agreement entered into on December 29, 2017. The Senior Secured Notes bear interest at 9.0% plus the three-month LIBOR rate, subject to a 1.0% floor. The Company is required to make quarterly, interest only payments until the maturity date. Interest amounts included above are calculated at the quarterly rate as of June 30, 2018.

(3) Reflects non-cancellable services under an agreement we entered into in November 2017 with a contract sales organization for the recruitment, deployment and management of a contract sales force to market XHANCE in the U.S. Subject to certain limited exceptions, we may not terminate this agreement until after the first anniversary of the deployment of the sales force (which deployment occurred in March 2018). We estimate the expenses related to the non-cancellable services during this period to be approximately $9.3 million. Thereafter, we may terminate the agreement subject to potential early termination fees ranging from $0.1 million to $0.7 million.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Approximately 12% and 41% of our XHANCE net revenue during the three and six months ended June 30, 2018, respectively, were to the three largest pharmaceutical wholesalers. If any of these wholesalers ceases to purchase our product for any reason, then unless and until the remaining wholesalers increase their purchases of XHANCE or alternative distribution channels are established:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Issuances of Unregistered Securities
None.
Use of Proceeds
Our initial public offering (IPO) was effected through a Registration Statement on Form S-1 (File No. 333-220515) that was declared effective by the SEC on October 12, 2017. On October 17, 2017, 8,625,000 shares of our common stock were sold at a price to the public of $16.00 per share, for aggregate gross proceeds of $138.0 million. All of the securities registered pursuant to the offering were sold prior to termination of the offering. Jefferies and Piper Jaffray acted as lead joint book-running managers in the IPO, and BMO Capital Markets and RBC Capital Markets acted as joint book-running managers in the IPO.
On October 17, 2017 we received proceeds from the IPO of $128.3 million, which was net of underwriting discounts and commissions of approximately $9.7 million. Of this amount, we paid offering expenses of approximately $2.8 million.
There has been no material change in the use of proceeds from the IPO as described in the final prospectus for the IPO filed with the SEC on October 12, 2017 (Final Prospectus). During the period from the closing of our IPO to June 30, 2018, we used $69.9 million of the proceeds as follows:

•	approximately $44.8 million to support the planned launch of XHANCE, including investments in marketing and sales, inventory and our commercial infrastructure;

•	approximately $4.7 million to fund further development efforts for XHANCE; and

•	approximately $20.4 million to fund other working capital and general corporate purposes, including costs of operating as a public company.
The foregoing amounts represent the Company’s reasonable estimate of the amount of net offering proceeds applied to such activities instead of the actual amount of net offering proceeds used. The balance of the funds totaling approximately $55.6 million are expected to be used in a manner consistent with the use of proceeds described in the Final Prospectus.
The foregoing expenses are a reasonable estimate of the expenses incurred by us in the offering and do not represent the exact amount of expenses incurred. All of the foregoing expenses were direct or indirect payments to persons other than (i) our directors, officers or any of their associates; (ii) persons owning 10% or more of our common stock; or (iii) our affiliates.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On August 14, 2018, we delivered a written notice of termination to Ximedica, LLC (Ximedica) providing for the termination of that certain manufacturing services agreement, dated as of August 30, 2017, by and between us and OptiNose UK Ltd., OptiNose AS and Ximedica (Manufacturing Services Agreement). The Manufacturing Services Agreement has an initial term of two years from September 18, 2017 and provides for the manufacture of the liquid delivery sub-assembly of XHANCE. Pursuant to our rights to terminate the Manufacturing Services Agreement at any time and pursuant to our notice of termination to Ximedica, the Manufacturing Services Agreement will terminate effective as of February 14, 2019. The termination of this agreement was in connection with an initiative to reduce XHANCE manufacturing costs. We do not expect the termination of this agreement to adversely impact commercial supply and expect to complete the transfer of the manufacturing activities to another party prior to the effective date of the termination.

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

3.2		Amended and Restated Bylaws of OptiNose, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-38241), as filed with the SEC on October 18, 2017).
10.1	*	Form of Indemnification Agreement+
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.
32.1	*	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer.
32.2	*	Certification Pursuant to 18 U.S.C. Section 1350 of principal financial officer.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.
*    Filed herewith.
+ Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTINOSE, INC.
Date: August 14, 2018	By:	/s/ KEITH A. GOLDAN
		Name:	Keith A. Goldan
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)