Form 10-Q
period 2018-09-30
OptiNose, Inc.
filed 2018-11-13
CIK 1494650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
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

The number of shares of the registrant's common stock outstanding at November 9, 2018 was 41,227,530 shares.

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among others, statements relating to:

▪	the potential advantages of XHANCE, our other product candidates and our technologies;

▪	the potential benefits of our patient affordability programs and their potential effect on XHANCE demand and financial results;

▪	our goal for 75% of commercially insured lives to have access to XHANCE in a Tier 3 formulary position with a low "hassle factor" by the end of 2018;

▪	our commercial initiatives and objectives related to XHANCE;

▪
our planned product development activities, studies and clinical trials, including our plans to initiate a clinical program of XHANCE in pursuit of a supplemental indication for chronic sinusitis with the first trial expected to be initiated in the fourth quarter of 2018 and the second trial expected to be initiated in 2019;

▪	our expectation that our GAAP operating expenses in 2018 will be between $112 - $115 million;

▪	the potential for XHANCE to be effected by the seasonality impact observed in the INS market;

▪
our expectation that the average net product revenues per prescription for XHANCE in the fourth quarter of 2018 will be lower than average net product revenues per prescription for XHANCE in the third quarter of 2018;

▪	future XHANCE prescription growth;
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

PART I

ITEM 1. FINANCIAL STATEMENTS
OptiNose, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$221,491	$234,854
Accounts receivable, net	2,923	—
Grants and other receivables	182	46
Inventory	7,009	2,013
Prepaid expenses and other current assets	1,850	1,254
Total current assets	233,455	238,167
Property and equipment, net	3,957	2,564
Other assets	210	405
Total assets	$237,622	$241,136
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,549	$5,893
Accrued expenses	15,645	8,698
Deferred other income	168	186
Total current liabilities	22,362	14,777
Long-term debt, net	72,318	71,863
Other liabilities	212	—
Total liabilities	94,892	86,640
Stockholders' equity:
Common stock, $0.001 par value; 200,000,000 shares authorized at September 30, 2018 and December 31, 2017; 41,227,530 and 37,802,556 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	41	38
Additional paid-in capital	434,312	365,838
Accumulated deficit	(291,546)	(211,269)
Accumulated other comprehensive loss	(77)	(111)
Total stockholders' equity	142,730	154,496
Total liabilities and stockholders' equity	$237,622	$241,136
See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2018 and 2017
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net product revenues	$1,902	$—	$4,042	$—
Cost of product sales	319	—	870	—
Gross margin	1,583	—	3,172	—
Operating expenses:
Research and development	2,989	6,641	6,736	15,620
Selling, general and administrative	22,086	6,553	71,957	13,214
Total operating expenses	25,075	13,194	78,693	28,834
Loss from operations	(23,492)	(13,194)	(75,521)	(28,834)
Other (income) expense:
Grant and other income	(42)	(30)	(374)	(123)
Interest income	(680)	(61)	(1,738)	(156)
Interest expense	2,361	—	6,855	862
Foreign currency (gains) losses	(8)	(35)	13	(66)
Net loss	$(25,123)	$(13,068)	$(80,277)	$(29,351)
Deemed dividend	—	4,105	—	11,255
Accretion to redemption value	—	19	—	1,093
Net loss attributable to common stockholders	$(25,123)	$(17,192)	$(80,277)	$(41,699)
Net loss per share of common stock
basic	$(0.61)	$(4.23)	$(2.04)	$(10.25)
diluted	$(0.61)	$(4.23)	$(2.04)	$(10.25)
Weighted average common shares outstanding
basic	41,207,167	4,067,717	39,260,903	4,067,717
diluted	41,207,167	4,067,717	39,260,903	4,067,717
See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Comprehensive Loss
For the Three and Nine Months Ended September 30, 2018 and 2017
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(25,123)	$(13,068)	$(80,277)	$(29,351)
Other comprehensive (loss) income:
Foreign currency translation adjustment	13	(4)	34	(10)
Comprehensive loss	$(25,110)	$(13,072)	$(80,243)	$(29,361)
See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2018 and 2017
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net loss	$(80,277)	$(29,351)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	325	104
Stock-based compensation	6,325	1,800
Amortization of debt discount and issuance costs	291	194
Loss on sale of equipment	1	—
Changes in operating assets and liabilities:
Accounts receivable	(2,923)	—
Grants and other receivables	(136)	159
Prepaid expenses and other assets	(380)	2,513
Inventory	(4,686)	(241)
Accounts payable	2,566	(574)
Accrued expenses and other liabilities	7,271	3,518
Cash used in operating activities	(71,623)	(21,878)
Investing activities:
Purchases of property and equipment	(1,450)	(1,210)
Cash used in investing activities	(1,450)	(1,210)
Financing activities:
Proceeds from the sale of Series D preferred stock	—	36,494
Proceeds from the sale of common stock	63,969	—
Cash paid for financing costs	(6,464)	(781)
Proceeds from issuance of common stock under employee stock purchase plan	739	—
Proceeds from the exercise of stock options	1,418	—
Cash provided by financing activities	59,662	35,713
Effects of exchange rate changes on cash and cash equivalents	41	(18)
Net increase in cash, cash equivalents and restricted cash	(13,370)	12,607
Cash, cash equivalents and restricted cash at beginning of period	234,875	36,847
Cash, cash equivalents and restricted cash at end of period	$221,505	$49,454
Supplemental disclosure of noncash financing activities:
Deemed dividend	$—	$11,255
Accretion to redemption value	$—	$1,093
Fixed asset purchases within accounts payable and accrued expenses	$172	$—
Fixed asset additions acquired through tenant allowance	$361	$—
Financing costs within accounts payable and accrued expenses	$82	$1,504
Conversion of convertible notes payable and accrued interest into Series C-2 preferred stock	$—	$19,527
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
2. Liquidity
Since inception, the Company's operations have focused on organization and staffing, business planning, raising capital, establishing an intellectual property portfolio, conducting preclinical studies and clinical trials, pursuing regulatory approvals and most recently, preparing for and launching XHANCE. As of September 30, 2018, the Company had cash and cash equivalents of $221,491.
On June 11, 2018, the Company and certain stockholders closed an underwritten public offering (the Offering) of 5,750,000 shares of Company common stock (Common Stock) at a price of $22.25 per share. The Offering consisted of 2,875,000 shares of Common Stock sold by the Company and 2,875,000 shares of Common Stock sold by certain stockholders. As a result of the Offering, the Company received $59,917 in net proceeds, after deducting discounts and commissions of $3,678 and offering expenses of approximately $373 payable by the Company.
The Company may need to secure additional capital in the future through equity or debt financings, partnerships, collaborations, or other sources in order to meet the debt service obligations under the Company's outstanding Senior Secured Notes, including repayment, and to carry out all of the Company's planned development and commercial activities. If additional capital is not secured when required, the Company may need to delay or curtail its operations until such funding is received. The Company is subject to a number of risks similar to other life sciences companies, including, but not limited to, successful discovery, development and commercialization of its products and product candidates, raising additional capital, the development by its competitors of new technological innovations, protection of proprietary technology and market acceptance of the Company's products.
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
In the opinion of management, the accompanying unaudited interim financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the financial statements) considered necessary to present fairly the Company's financial position as of September 30, 2018 and its results of operations for the three and nine months ended September 30, 2018 and 2017 and cash flows for the nine months

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

ended September 30, 2018 and 2017. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The unaudited interim financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2017 contained in the Company’s annual report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 13, 2018.
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
Fair value of financial instruments
At September 30, 2018 and December 31, 2017, the Company's financial instruments included cash and cash equivalents, accounts receivable, grants receivable, inventory, accounts payable and accrued expenses. The carrying amounts reported in the Company's financial statements for these instruments approximate their respective fair values because of the short-term nature of these instruments. The Company also believes the carrying value of long-term debt approximates fair value at September 30, 2018 as the interest rates are reflective of the rate the Company could obtain on debt with similar terms and conditions. At September 30, 2018 and December 31, 2017, there were no financial assets or liabilities measured at fair value on a recurring basis.
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

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

Net Product Revenues
The Company sells XHANCE to mail-order pharmacies and wholesalers in the US (collectively, Customers). These Customers subsequently resell the Company’s products to healthcare providers, patients and other retail pharmacies. In addition to agreements with Customers, the Company enters into arrangements with healthcare providers and payers that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts for the purchase of the Company’s products.
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

Net income (loss) per common share
Basic net income (loss) per common share is determined by dividing net income (loss) applicable to Common Stock holders by the weighted average common shares outstanding during the period. For the three and nine months ended September 30, 2018 and 2017, the outstanding Common Stock options and Common Stock warrants have been excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted net loss per share are the same.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

Diluted net loss per common share for the periods presented do not reflect the following potential common shares, as the effect would be antidilutive:

	September 30,
	2018	2017
Stock options	6,138,373	4,583,148
Common stock warrants	1,866,831	1,890,489
Employee stock purchase plan	18,507	—
Convertible preferred stock	—	25,068,556
Total	8,023,711	31,542,193
Income taxes
In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis.  For the three and nine months ended September 30, 2018 and 2017, the Company recorded no tax expense or benefit due to the expected current year loss and its historical losses. As of September 30, 2018 and December 31, 2017, the Company has concluded that a full valuation allowance is necessary for all of its net deferred tax assets. The Company had no amounts recorded for uncertain tax positions, interest or penalties in the accompanying consolidated financial statements.
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
Recent accounting pronouncements
In August 2018, the FASB issued ASU No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.  ASU 2018-15 requires that certain implementation costs incurred in a cloud computing arrangement be deferred and recognized over the term of the arrangement. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the potential impact of the adoption of this standard on its results of operations, financial position and cash flows and related disclosures.
In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.  ASU 2018-13 resulted in certain modifications to fair value measurement disclosures, primarily related to level 3 fair value measurements. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the potential impact of the adoption of this standard on its disclosures.
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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230). ASU No. 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The new standard is effective for fiscal years beginning after December 15, 2017. The Company adopted ASU 2016-18 in the first quarter of 2018, and the guidance has been retrospectively applied to all periods presented. As of September 30, 2018 and December 31, 2017, the restricted cash balance included in prepaid expenses and other assets was $15 and $20, respectively.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued the update to require the recognition of lease assets and liabilities on the balance sheet of lessees. The standard will be effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The ASU requires a modified retrospective transition method with the option to elect a package of practical expedients. The Company is currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures. The Company expects that most of its operating lease commitments will be subject to the update and anticipates recognition of additional assets and corresponding liabilities related to these leases on our consolidated balance sheet.
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

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

4. Inventory
Inventory consisted of the following:

	September 30, 2018	December 31, 2017
Raw materials	$1,900	$1,385
Work-in-process	2,613	628
Finished goods	2,496	—
Total inventory	$7,009	$2,013
Inventories are stated at the lower of cost or net realizable value, as determined on a first-in, first-out, basis.
5. Property and Equipment
Property and equipment, net, consisted of:

	September 30, 2018	December 31, 2017
Computer equipment and software	$848	$307
Furniture and fixtures	370	89
Machinery and equipment	2,678	2,495
Leasehold improvements	609	28
Construction in process	383	—
	4,888	2,919
Less: accumulated depreciation	(931)	(355)
	$3,957	$2,564
Depreciation expense was $153 and $37 for the three months ended September 30, 2018 and 2017 and $325 and $104 for the nine months ended September 30, 2018 and 2017, respectively. In addition, depreciation expense of $238 and $23 is included within inventory and prepaid expenses and other assets, respectively, as of September 30, 2018, which represents depreciation expense related to equipment involved in the manufacturing process.
6. Accrued Expenses
Accrued expenses consisted of:

	September 30, 2018	December 31, 2017
Selling, general and administrative expenses	$7,268	$3,463
Research and development expenses	515	80
Bonus expense	3,120	4,163
Payroll and benefit expenses	757	448
Employee contributions withheld	341	185
Product revenue allowances	2,424	—
Interest expense	308	45
Other	912	314
	$15,645	$8,698
7. AVP-825 License Agreement
In July 2013, the Company's wholly owned subsidiary, OptiNose AS, entered into the AVP-825 License Agreement with Avanir for the exclusive right to sell AVP-825 (now marketed as Onzetra® Xsail®), a product combining a low-dose powder form of sumatriptan with the Company's EDS, for the acute treatment of migraines in adults and any follow-on products under development that consist of a formulation that contains triptans as the sole active

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

ingredient. Through September 30, 2018, under the terms of the AVP-825 License Agreement, the Company received aggregate cash payments of $70,000 in connection with the initial signing and the achievement of certain development milestones. Under the terms of the License Agreement, the Company is eligible to receive up to $50,000 upon the achievement of sales milestones as well as tiered low double-digit royalty payments on net sales in the US, Canada and Mexico after such cumulative sales exceed a certain threshold.
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
The Company did not recognize any licensing revenue under the arrangement during the three and nine months ended September 30, 2018 and 2017.
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
The Senior Secured Notes bear interest at 9.0% plus the three-month London Inter-bank Offered Rate (LIBOR) rate, subject to a 1.0% floor and are scheduled to mature on June 29, 2023. The interest rate was 11.375% at September 30, 2018. The Senior Secured Notes bore front-end fees of 1.0% of the aggregate principal amount, which were paid at issuance. The Company is also required to pay an exit fee of 2.0% of any principal payments (whether mandatory, voluntary, or at maturity) made throughout the term of the Senior Secured Note Purchase Agreement.
The Company recorded interest expense of $2,361 and $6,855 during the three and nine months ended September 30, 2018, respectively, in conjunction with the Senior Secured Notes. Interest expense included total coupon interest, exit fees, front end fees and the amortization of debt issuance costs. The front-end fees of $1,000 were recorded as debt discount at issuance and are being amortized to interest expense over the 5.5 year term of the loan. Additionally, back end fees of $2,000 are being amortized to interest expense and are recorded as an increase in the carrying amount throughout the term of the Senior Secured Notes. The Company also incurred $2,181 in debt issuance costs during the year ended December 31, 2017, which are also being amortized to interest expense over the term of the Senior Secured Notes.
The long-term debt balance is comprised of the following:

	September 30, 2018	December 31, 2017
Face amount	$75,000	$75,000
Front end fees	(908)	(999)
Debt issuance costs	(1,979)	(2,139)
Back end fees	205	1
Long-term debt, net	$72,318	$71,863

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

9. Employee Benefit Plans
For US employees, the Company maintains a defined contribution 401(k) retirement plan. As of September 30, 2018, approximately $139 is recorded in accrued liabilities related to the Company match applicable to 2018 employee contributions. The Company's contributions are made in cash.
For Norway and UK employees, the Company maintains defined contribution pension plans which meet statutory requirements of those jurisdictions. The Company incurred costs of $6 and $6 for the three months ended September 30, 2018 and 2017 and $75 and $50 related to the pension plans for the nine months ended September 30, 2018 and 2017, respectively.
10. Stockholders' Equity
Common Stock
On June 11, 2018, the Company and certain stockholders closed the Offering of 5,750,000 shares of Common Stock at a price of $22.25 per share. The Offering consisted of 2,875,000 shares of Common Stock sold by the Company and 2,875,000 shares of Common Stock sold by certain stockholders. As a result of the Offering, the Company received $59,917 in net proceeds, after deducting discounts and commissions of $3,678 and offering expenses of approximately $373 payable by the Company.
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
Each share of Common Stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Subject to preferences that may apply to any outstanding preferred stock, holders of Common Stock are entitled to receive ratably any dividends that the Company’s board of directors may declare out of funds legally available for that purpose on a non-cumulative basis. No dividends had been declared through September 30, 2018.
Common Stock warrants
As of September 30, 2018, the Company had warrants outstanding to purchase 1,866,831 shares of Common Stock with an exercise price of $8.16. The warrants expire on November 1, 2020.
11. Stock-based Compensation
The Company recorded stock-based compensation expense related to stock options and shares issued under the Company's 2017 Employee Stock Purchase Plan (2017 Plan) in the following expense categories of its accompanying consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of product sales	$3	$—	$6	$—
Research and development	329	411	734	919
General and administrative	1,870	360	5,585	881
	$2,202	$771	$6,325	$1,800
In addition, stock-based compensation expense of $72 and $6 is included within inventory and prepaid expenses and other assets, respectively, as of September 30, 2018, which represents the total stock-based compensation expense incurred related to employees involved in the manufacturing process of finished goods and samples during the period.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

Stock Options
The Company has issued serviced-based and performance-based stock options that generally have a contractual life of up to 10 years and may be exercisable in cash or as otherwise determined by the Company's board of directors. Vesting generally occurs over a period of not greater than four years. Performance-based options may vest upon the achievement of certain milestones in connection with the Company's development programs. Additionally, the Company has issued stock options in excess of the fair market value of Common Stock on the issuance date that were only exercisable upon a change in control or upon or after an initial public offering. As of September 30, 2018, all of the performance conditions related to performance-based stock options issued by the Company have been achieved.
The following table summarizes the activity related to stock option grants to employees and nonemployees for the nine months ended September 30, 2018:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life
Outstanding at December 31, 2017	6,251,576	$9.34	6.67
Granted	423,892	20.35
Exercised	(491,654)	3.22
Expired	—	—
Forfeited	(45,441)	8.81
Outstanding at September 30, 2018	6,138,373	$10.60	6.71
Exercisable at September 30, 2018	3,228,993	$6.91	4.70
Vested and expected to vest at September 30, 2018	6,138,373	$10.60	6.71
During the nine months ended September 30, 2018, stock options to purchase 423,892 shares of Common Stock were granted to employees and directors and generally vest over four years. The stock options had an estimated weighted average grant date fair value of $20.35. During the nine months ended September 30, 2017, stock options to purchase 524,147 shares of Common Stock were granted to employees that generally vest over four years. The stock options had an estimated weighted average grant date fair value of $5.90.
The grant date fair value of each stock option grant was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Nine Months Ended September 30,
	2018	2017
Risk free interest rate	2.71%	2.01%
Expected term (in years)	5.93	6.08
Expected volatility	74.61%	74.06%
Annual dividend yield	0.00%	0.00%
Fair value of common stock	$13.50	$3.90
At September 30, 2018, the unrecognized compensation cost related to unvested stock options expected to vest was $22,269. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 2.90 years.
2017 Employee Stock Purchase Plan
Under the 2017 Plan, shares of Common Stock may be purchased by eligible employees who elect to participate in the 2017 Plan at 85% of the lower of the fair market value of Common Stock on the first or last day of designated offering periods.The Company recognized stock-based compensation expense of $84 and $363 during the three and nine months ended September 30, 2018, respectively, related to the 2017 Plan.
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
Company Overview
We are a specialty pharmaceutical company focused on the development and commercialization of products for patients treated by ear, nose and throat (ENT) and allergy specialists. Our lead product, XHANCE® (fluticasone propionate) nasal spray, 93 mcg, is a therapeutic utilizing our proprietary Optinose Exhalation Delivery System (EDS) that delivers a topically-acting corticosteroid for the treatment of chronic rhinosinusitis with nasal polyps and, if approved, chronic rhinosinusitis without nasal polyps (also known as chronic sinusitis). Chronic rhinosinusitis is a serious nasal inflammatory disease that is currently treated using therapies, such as intranasal steroids (INS), which have significant limitations. We believe XHANCE has a differentiated clinical profile with the potential to become part of the standard of care for this disease because it is able to deliver medication to the primary site of inflammation high and deep in the nasal passages in regions not adequately reached by current INS.
On September 18, 2017, the US Food and Drug Administration (FDA) approved our new drug application (NDA) for XHANCE for the treatment of nasal polyps in patients 18 years of age or older. XHANCE was made widely available through retail channels in April 2018.
XHANCE Commercialization Update
Since FDA approval of our NDA for XHANCE, we focused on executing our integrated launch plan and achieving our objective of making XHANCE widely available through retail pharmacies. Key strategies in our integrated launch plan include: (i) building a robust commercial supply chain network and quality management system, (ii) driving awareness and appreciation of the clinical differentiation of XHANCE, (iii) designing and deploying our customer facing model, (iv) engaging commercial payers with the objective of securing tier 3 coverage, and (v) developing our internal capabilities (e.g., Finance, HR, IT, Data Analytics and Compliance) to support a commercial-stage company. We have made progress in each of these key strategic areas:

•
Commercial Supply Chain and Distribution Channel. We have entered into commercial supply agreements with our key suppliers and spent significant time with our suppliers to oversee product production and quality management. Initial production of product for commercial supply was completed and shipped to our third party logistics partner in February 2018. Replenishment to ensure we have protected our demand forecasts has occurred throughout the year, with frequent business and quality reviews with our key manufacturing and distribution partners occurring as necessary. Additionally, to complement the availability of XHANCE through the traditional retail pharmacy channel, we have contracted with certain mail-order pharmacies (referred to as our 'pharmacy network') to provide convenience and optionality to patients and healthcare providers.

•
Brand Awareness / Promotion. Prior to the launch of XHANCE, we executed a broad, multi-channel awareness campaign including digital, non- personal promotion, journal advertising, and a field team of 85 nurse educators directly calling on ENT and allergy specialists. We believe that the combined impact of these initiatives was an increase in XHANCE unaided brand awareness from 28% in September 2017 to 87% in April 2018, which was based on our quantitative market research amongst a survey of 100 ENT and allergy specialists. We continue to promote XHANCE within the ENT / allergy specialties through multiple channels, including our sales force (see "Customer Model" below), peer-to-peer education programs, and digital / non-personal promotion.

•
Customer Model. We have defined a sales force footprint of approximately 120 territories targeting approximately 14,000 ENTs, allergists and “specialty like” primary care physicians and have deployed a hybrid sales model that combines an internal sales leadership team with a fully dedicated contract sales force to call on our target health care provider (HCP) customer universe. We prioritized approximately 80 territories within our sales force footprint to deploy at launch based upon pre-launch expectations regarding where we could achieve an estimated 65% commercial market access within each territory. The initial 80 territory managers completed training in February 2018 and were deployed in March 2018 to actively engage approximately 8,000 ENTs, allergists and "specialty like" primary care physician targets to promote XHANCE for the treatment of nasal polyps.

•
XHANCE Patient Affordability Programs. During the early launch phase of XHANCE, we introduced the XHANCE Xperience program to offer physicians and their patients an opportunity to gain initial experience with XHANCE. As part of this program, patients received up to two XHANCE prescriptions at no out-of-pocket cost to them ($0 co-pay). In order to receive the second prescription, patients were required to complete a brief survey regarding their use of XHANCE. The survey results are encouraging and also provided physicians an opportunity to receive individual feedback on early patient responses to treatment. As planned, we closed the Xperience program to new enrollments at the end of June 2018. Between July and late-August (post-Xperience), we offered an interim co-pay assistance program which provided a maximum patient benefit of $120, with patients responsible for the first $30 of any copay. Starting in late August, we implemented an updated co-pay savings program. We believe this updated program, with an indefinite duration, is a solution for patients that physicians will support. The model currently provides for co-pay assistance terms including a first prescription at no out-of-pocket cost ($0 co-pay) to commercially insured patients and low subsequent co-pays for refills. Our data suggests these programs have the potential to accelerate demand for XHANCE, particularly as they become more widely understood in the prescribing community.

•
XHANCE Prescriptions. Based on third-party prescription data as well as data from mail order pharmacy partners, more than 3,800 unique health care providers have prescribed XHANCE through November 2, 2018, and we have continued to grow the number of weekly prescribers since the beginning of the third quarter of 2018. Based on this same data, monthly XHANCE prescriptions for July, August, September and October 2018 were 3,081, 3,440, 3,360, and 4,880, respectively. In addition, XHANCE prescriptions grew 22% for the 4-week period ended October 5, 2018, compared to the 4-week period ended September 7, 2018, and XHANCE prescriptions grew 28% for the 4-week period ended November 2, 2018, compared to the 4-week period ended October 5, 2018. The INS market increased 9% for the 4-week period ended October 5, compared to the 4-week period ended September 7, and decreased 2% for the 4-week period ended November 2, compared to the 4-week period ended October 5 based on third party prescription data. XHANCE prescriptions in October 2018 increased 42% versus prescriptions in August 2018. In that same time frame, prescriptions in the INS market increased 10%. We believe the prescription growth of XHANCE is the result, in part, of changes implemented in the second half of August 2018 including (1) updated physician messaging targeted at quantitatively-identified patient types to improve the ability of our sales team to help doctors identify the most appropriate patients for XHANCE, (2) updated physician marketing materials focused on the efficacy of XHANCE, and (3) the updated patient affordability program. In addition, XHANCE prescribing may be subject to a seasonal effect historically observed in the INS market. Although the underlying disease that we are treating is chronic and causes symptoms year-round, we believe the variation in patient flow through the offices of relevant specialists, and seasonality in disease flare-ups, may have an impact on the number of patients that present themselves and who are therefore available for prescribing a new medication like XHANCE.

•
Market Access.  In meeting with potential payers, we share what we believe is a compelling economic value proposition. Our analyses suggest that XHANCE will have a comparatively low pharmacy budget impact and our clinical trial data suggest that XHANCE may produce an offsetting benefit by helping reduce the rate of surgery and therefore, surgery-related costs. For an insurance plan, this could represent a potential overall cost reduction for the population of patients with nasal polyps, as the overall cost of XHANCE could be less than the offsetting costs related to the reduction in surgeries. During clinical trials, XHANCE was also associated with an improvement in reported work productivity in treated patients, which should be valued by employers and patients. Further, we believe the cost of XHANCE to insurance plans will likely be significantly less than the projected costs of monoclonal antibodies that are currently in development for the treatment of nasal polyps, including dupilumab, for which the completion of Phase 3 clinical trials was recently publicly announced.

Based on currently available third-party data and our internal analyses, we believe that greater than 75% of commercially insured lives are currently in a plan in which XHANCE is covered in a Tier 3 formulary position, and approximately 60% of commercially insured lives are in a plan that covers XHANCE in a “low hassle factor” position. However, payers may change coverage levels for XHANCE or controls such as step edits and prior authorization (PAs), positively or negatively, at any time. We use the term “hassle factor” to characterize the level of difficulty that physicians and patients must overcome to prescribe and fill XHANCE. We define a low “hassle factor” as Tier 3 unrestricted, Tier 3 single step edit, or Tier 3 with a simple PA requiring, for example, only the prior use of an over-the-counter or generic intranasal steroid - although we acknowledge that any step edit or PA involves a level of burden for physicians and patients that could negatively impact XHANCE utilization. Our goal is for 75% of commercially insured lives to have access to XHANCE in a Tier 3 formulary position with a “low hassle factor" by the end of 2018.
We have also contracted with the Centers for Medicare and Medicaid Services for coverage of certain government covered lives and continue to expand XHANCE market access for other government-insured populations. As noted above, we have introduced an updated co-pay assistance program for patients covered by commercial insurers and plan to continue to analyze affordability issues and assess patient affordability programs to appropriately support patient access to XHANCE.

•
Infrastructure. We continue to develop our internal capabilities in a manner commensurate with having become a fully integrated and publicly traded commercial-stage specialty pharmaceutical company. As of October 31, 2018, we had 102 employees. We have implemented an enterprise resource planning system to expand our operational and commercial finance capabilities. We have also implemented a robust healthcare compliance program to guide our staff’s and our partners' compliance with rules and regulations regarding pharmaceutical sales. In managing our growth, we have remained focused on fostering our One Mission culture.

XHANCE Development Update
In addition to XHANCE’s existing indication for the treatment of nasal polyps, in order to broaden our U.S. market opportunity, we plan to initiate a clinical research program in pursuit of a supplemental indication for the treatment of chronic sinusitis in the U.S. We anticipate conducting two clinical trials and expect that the first trial will be initiated in the fourth quarter of 2018 and the second trial in 2019.
Financial Operations Overview
The following discussion sets forth certain components of our consolidated statements of operations as well as factors that impact those items.
Net product revenues
Sales of XHANCE generated $4.0 million and $1.9 million in net product revenues through the nine months and three months, respectively, ended September 30, 2018. In accordance with GAAP, we determine net product revenues for XHANCE, with specific assumptions for variable consideration components including but not limited to trade discounts and allowances, co-pay assistance programs and payer rebates.
Based on available XHANCE prescription data purchased from third parties and data from our pharmacy network, our average net product revenues per prescription for the third quarter of 2018 was approximately $191, which is favorable compared to our average net product revenues per prescription of approximately $144 in the second quarter of 2018. We calculate average net product revenues per prescription by dividing net product revenues for the quarter by the estimated number of XHANCE prescriptions dispensed during the quarter. As a result, average net product revenues per prescription is subject to variability. That variability is impacted by factors that do not necessarily reflect a change in the price that is paid for an individual unit of XHANCE, including but not limited to ordering patterns and inventory levels for our wholesale customers and mail-order pharmacy network, patient utilization rates of affordability programs and the proportion of patients acquiring XHANCE through an insurance benefit. With respect to third quarter 2018 average net product revenues per prescription, the favorability was driven primarily by lower rates of utilization of patient affordability programs than occurred in the second quarter of 2018. For the fourth quarter of 2018, we expect the average net product revenues per prescription of XHANCE to be lower than the average net product revenues per prescription realized in the third quarter of 2018 due to an anticipated increase in the utilization of our co-pay assistance programs.
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

▪
costs of funding clinical development performed by third parties, including pursuant to agreements with contract research organizations (CROs), as well as investigative sites and consultants that conduct or support our nonclinical studies and clinical trials;

▪	expenses associated with the continued development of our Exhalation Delivery System;

▪	expenses related to the continued development of our product sample portfolio;

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
Early sales and marketing related expenses included expenses related to building brand awareness through advertising and the deployment of our nurse educator team, training and deploying our contract sales force and securing market access for XHANCE as well as salaries and related benefits for employees focused on such efforts. Current and expected commercial investments include our sales team and supporting promotional materials, digital promotion, peer to peer education, congresses / conventions, samples, and direct to patient / direct to consumer initiatives.
Selling, general and administrative expenses have increased in 2018 as compared to 2017 as a result of an expanded infrastructure and an increased headcount to support the commercial launch of XHANCE. We have also incurred higher corporate infrastructure costs including, but not limited to, accounting, legal, human resources, consulting and investor relations expenses, as well as increased director and officer insurance premiums, associated with operating as a public company.

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
Consolidated Results of Operations
Comparison of three months ended September 30, 2018 and 2017
The following table sets forth our selected consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended September 30,
	2018	2017
Net product revenues	$1,902	$—
Cost of product sales	319	—
Gross margin	1,583	—
Operating expenses:
Research and development	2,989	6,641
Selling, general and administrative	22,086	6,553
Total operating expenses	25,075	13,194
Loss from operations	(23,492)	(13,194)
Other (income) expense:
Interest (income) expense	1,681	(61)
Other (income) expense	(50)	(65)
Total other (income) expense	1,631	(126)
Net loss	$(25,123)	$(13,068)
Net product revenues
Net product revenues related to sales of XHANCE were $1.9 million for the three months ended September 30, 2018. We did not record any net product revenues during the three months ended September 30, 2017.
Cost of product sales
Cost of product sales related to XHANCE were $0.3 million for the three months ended September 30, 2018. We did not record any cost of product sales during the three months ended September 30, 2017.
Research and development expense
Research and development expense was $3.0 million and $6.6 million for the three months ended September 30, 2018 and 2017, respectively. The $3.6 million decrease was attributable primarily to:

▪
a $3.0 million decrease in regulatory and medical affairs expenses, including personnel, bonus and administrative expenses, as a result of a shift in departmental focus from research and development to commercialization activities as a result of the FDA approval of XHANCE in September 2017; and

▪
a $1.4 million decrease related to the substantial completion of the preparation of contract manufacturing capabilities prior to the receipt of FDA approval of XHANCE in September of 2017 in anticipation of the expected commercial launch of XHANCE in the US in 2018.

These decreases were offset by:

▪
a $0.9 million increase in clinical expenses related to our early research programs and the preparation for our planned clinical trials of XHANCE for a follow-on indication for the treatment of chronic sinusitis and FDA-mandated pediatric studies.

Selling, general and administrative expense
Selling, general and administrative expense was $22.1 million and $6.6 million for the three months ended September 30, 2018 and 2017, respectively. The $15.5 million increase was due primarily to:

▪	a $8.1 million increase in sales and marketing expenses related to the commercialization of XHANCE for the treatment of nasal polyps, of which:

◦	$4.9 million related to our contracted nurse educator team and the deployment of our contract sales force; and

◦	$3.2 million related primarily to marketing expenses for XHANCE;

▪	a $2.4 million increase in personnel and bonus expenses due to increases in headcount;

▪
a $3.0 million increase in regulatory and medical affairs expenses, including personnel, bonus, and administrative expenses, as a result of a shift in departmental focus from research and development to commercialization activities as a result of the FDA approval of XHANCE in September 2017;

▪
a $0.5 million increase in insurance and facilities expenses and professional fees to support our expanding infrastructure to prepare for the commercial launch of XHANCE and operate as a public company; and

▪a $1.5 million increase in stock-based compensation expense.
These increases were offset by:

•	a $0.4 million decrease in consultancy expenses.
Interest (income) expense, net
Interest (income) expense, net, was $1.7 million and $(0.1) million for the three months ended September 30, 2018 and 2017, respectively. The increase in interest (income) expense, net, for the three months ended September 30, 2018 was related to $2.4 million in interest expense on our long-term debt, offset by $0.7 million in interest income. Interest income increased $0.6 million during the three months ended September 30, 2018, as compared to the three months ended September 30, 2017 as a result of higher cash balances. We did not record any interest expense for the three months ended September 30, 2017.
Other (income) expense, net
Other (income) expense, net was $(0.1) million for the three months ended September 30, 2018 and 2017. The income in both periods was attributable primarily to grant-eligible research and development expenses incurred by OptiNose AS, our Norwegian subsidiary.

Comparison of nine months ended September 30, 2018 and 2017
The following table sets forth our selected consolidated statements of operations data for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net product revenues	$4,042	$—
Cost of product sales	870	—
Gross margin	3,172	—
Operating expenses:
Research and development	6,736	15,620
Selling, general and administrative	71,957	13,214
Total operating expenses	78,693	28,834
Loss from operations	(75,521)	(28,834)
Other (income) expense:
Interest (income) expense	5,117	706
Other (income) expense	(361)	(189)
Total other (income) expense	4,756	517
Net loss	$(80,277)	$(29,351)
Net product revenues
Net product revenues related to sales of XHANCE were $4.0 million for the nine months ended September 30, 2018. We did not record any net product revenues during the nine months ended September 30, 2017.
Cost of product sales
Cost of product sales related to XHANCE were $0.9 million for the nine months ended September 30, 2018. We did not record any cost of product sales during the nine months ended September 30, 2017.
Research and development expense
Research and development expense was $6.7 million and $15.6 million for the nine months ended September 30, 2018 and 2017, respectively. The $8.9 million decrease was attributable primarily to:

▪
a $6.8 million decrease in regulatory and medical affairs expenses, including personnel, bonus and administrative expenses, as a result of a shift in departmental focus from research and development to commercialization activities as a result of the FDA approval of XHANCE in September 2017; and

▪
a $3.3 million decrease related to the substantial completion of the preparation of contract manufacturing capabilities prior to the receipt of FDA approval of XHANCE in September of 2017 in anticipation of the expected commercial launch of XHANCE in the US in 2018.

These decreases were offset by:

▪
a $1.5 million increase in clinical expenses related to our early research programs and the preparation for our planned clinical trials of XHANCE for a follow-on indication for the treatment of chronic sinusitis and FDA-mandated pediatric studies.

Selling, general and administrative expense
Selling, general and administrative expense was $72.0 million and $13.2 million for the nine months ended September 30, 2018 and 2017, respectively. The $58.8 million increase was due primarily to:

▪	a $31.2 million increase in sales and marketing expenses related to our preparation for the commercial launch of XHANCE for the treatment of nasal polyps, of which:

◦	$18.8 million related to our contracted nurse educator team and the deployment of our contract sales force; and

◦	$12.4 million related primarily to marketing expenses for XHANCE;

▪	a $11.4 million increase in personnel and bonus expenses due to increases in headcount;

▪
a $6.8 million increase in regulatory and medical affairs expenses, including personnel, bonus, and administrative expenses, as a result of a shift in departmental focus from research and development to commercialization activities as a result of the FDA approval of XHANCE in September 2017;

▪
a $2.3 million increase in facilities expense, professional fees and consultancy expenses to support our expanding infrastructure to prepare for the commercial launch of XHANCE and operate as a public company; and

▪a $4.7 million increase in stock-based compensation expense.
Interest (income) expense, net
Interest (income) expense, net, was $5.1 million and $0.7 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in interest (income) expense, net, for the nine months ended September 30, 2018 was related to $6.9 million in interest expense on our long-term debt, offset by $1.7 million in interest income. Interest income increased $1.6 million during the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017 as a result of higher cash balances. Interest expense for the nine months ended September 30, 2017 was related to our convertible notes, which were converted to shares of preferred stock in March 2017.
Other (income) expense, net
Other (income) expense, net, was $(0.4) million and $(0.2) million for the nine months ended September 30, 2018 and 2017, respectively. The income in both periods was attributable primarily to grant-eligible research and development expenses incurred by OptiNose AS, our Norwegian subsidiary.
Liquidity and Capital Resources
Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. We incurred net losses of $80.3 million and $29.4 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $291.5 million.
We have funded our operations primarily through the sale and issuance of stock and debt, as well as through licensing revenues received under the terms of the AVP-825 License Agreement. As of September 30, 2018, we had $221.5 million in cash and cash equivalents.
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(71,623)	$(21,878)
Net cash used in investing activities	(1,450)	(1,210)
Net cash provided by financing activities	59,662	35,713
Effects of exchange rates on cash and cash equivalents	41	(18)
Net (decrease) increase in cash and cash equivalents	$(13,370)	$12,607
Operating activities
Cash used in operating activities increased by $49.7 million, from $21.9 million for the nine months ended September 30, 2017 to $71.6 million for the nine months ended September 30, 2018. The increase in cash used in operating activities was attributable primarily to the increase in our net loss from $29.4 million for the nine months ended September 30, 2017 to $80.3 million for the nine months ended September 30, 2018. The increase in net loss is attributable primarily to our preparation and ongoing efforts to support the commercial launch of XHANCE.
Investing activities
Cash used in investing activities increased $0.3 million from $1.2 million for the nine months ended September 30, 2017 to $1.5 million for the nine months ended September 30, 2018. The increase was related primarily to purchases of equipment in connection with infrastructure expansion activities to support the commercial launch of XHANCE and our transition to a public company.

Financing activities
Cash provided by financing activities was $59.7 million for the nine months ended September 30, 2018, driven primarily by net proceeds to us of $59.9 million as a result of a June 2018 underwritten public offering (the Offering) of 5,750,000 shares of our common stock (Common Stock) at a price of $22.25 per share, which consisted of 2,875,000 shares of Common Stock sold by us and 2,875,000 shares of Common Stock sold by certain stockholders. This receipt was partially offset by $2.5 million of cash paid for financing costs during the nine months ended September 30, 2018 related to our IPO and debt financing in the fourth quarter of 2017. Cash provided by financing activities was $35.7 million for the nine months ended September 30, 2017, driven primarily by the receipt of $36.5 million in net proceeds from the sale of our Series D Preferred Stock.
Projected 2018 operating expenses
We expect that our total GAAP operating expenses (consisting of selling, general & administrative expenses and research & development expenses) for 2018 will be between $112.0 - $115.0 million.
Future funding requirements
We expect to continue to incur significant expenses in connection with our ongoing activities, particularly as we:

▪	maintain and expand our commercial infrastructure to support the sales and marketing for XHANCE;

▪	maintain and expand our contract specialty sales force, which currently consists of approximately 80 territory managers, to market XHANCE for the treatment of nasal polyps;

▪	continue advertising and other promotional activities to support the commercialization of XHANCE;

▪	continue to provide co-pay and other patient affordability programs;

▪	continue clinical development activities for XHANCE, including FDA-mandated pediatric studies and clinical trials for a supplemental indication for the treatment of chronic sinusitis;

▪	hire additional staff and add operational, financial and information systems to execute our business plan;

▪	maintain, expand and protect our patent portfolio;

▪	continue to contract to manufacture XHANCE and our other product candidates;

▪	service our debt obligations under the Senior Secured Notes issued in December 2017;

▪	continue research and development activities for additional product candidates; and

▪	maintain infrastructure necessary to operate as a public company.
Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

▪
the success of our commercialization of XHANCE for the treatment of nasal polyps including, among other things, patient and physician acceptance of XHANCE and our ability to obtain adequate insurance coverage and reimbursement for XHANCE;

▪	the cost of commercialization activities for XHANCE, including product manufacturing, distribution, marketing and sales;

▪	net product revenues received from commercial sales of XHANCE;

▪	the level of co-pay assistance and other patient affordability programs offered for XHANCE;

▪	our clinical development plans for XHANCE, including FDA-mandated pediatric studies and clinical trials for the supplemental indication for the treatment of chronic sinusitis;

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
It is difficult to predict our future liquidity requirements and we may need to secure additional capital in the future through equity or debt financings, partnerships, collaborations, or other sources in order to meet our debt service obligations under our Senior Secured Notes, including repayment, and to carry out all of our planned development and commercial activities. Additional capital, if required, may not be available on a timely basis, on favorable terms, or at all, and such capital, if raised, may not be sufficient to meet our debt service obligations or enable us to continue to implement our long-term business strategy. If additional capital is not secured when required, we may need to delay or curtail our operations until such funding is received. If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition and results of operations could be materially adversely affected and we may need to delay or curtail our operations until such funding is received. Additionally, we may never become profitable, or if we do, we may not be able to sustain profitability on a recurring basis.
Off-balance sheet arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Contractual obligations and commitments
The following table summarizes our contractual obligations at September 30, 2018:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating leases(1)	$2,478	$931	$1,547	$—	$—
Long-term debt(2)	117,876	8,626	17,299	91,951	—
Purchase obligations (3)	5,837	5,837	—	—	—
Total	$126,191	$15,394	$18,846	$91,951	$—

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

(2) Reflects principal, interest obligations and exit fees pursuant to the Note Purchase Agreement entered into on December 29, 2017. The Senior Secured Notes bear interest at 9.0% plus the three-month LIBOR rate, subject to a 1.0% floor. We are required to make quarterly, interest only payments until the maturity date. Interest amounts included above are calculated at the quarterly rate as of September 30, 2018.

(3) Reflects non-cancellable services under an agreement we entered into in November 2017 with a contract sales organization for the recruitment, deployment and management of a contract sales force to market XHANCE in the U.S. Subject to certain limited exceptions, we may not terminate this agreement until after the first anniversary of the deployment of the sales force (which deployment occurred in March 2018). We estimate the expenses related to the non-cancellable services during this period to be approximately $5.8 million. Thereafter, we may terminate the agreement subject to potential early termination fees ranging from $0.1 million to $0.7 million.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Approximately 38% and 39% of our XHANCE net revenue during the three and nine months ended September 30, 2018, respectively, were to the three largest pharmaceutical wholesalers. If any of these wholesalers ceases to purchase our product for any reason, then unless and until the remaining wholesalers increase their purchases of XHANCE or alternative distribution channels are established:

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
There has been no material change in the use of proceeds from the IPO as described in the final prospectus for the IPO filed with the SEC on October 12, 2017 (Final Prospectus). During the period from the closing of our IPO to September 30, 2018, we used $94.6 million of the proceeds as follows:

•	approximately $58.8 million to support the planned launch of XHANCE, including investments in marketing and sales, inventory and our commercial infrastructure;

•	approximately $7.0 million to fund further development efforts for XHANCE; and

•	approximately $28.8 million to fund other working capital and general corporate purposes, including costs of operating as a public company.
The foregoing amounts represent the Company’s reasonable estimate of the amount of net offering proceeds applied to such activities instead of the actual amount of net offering proceeds used. The balance of the funds totaling approximately $30.8 million are expected to be used in a manner consistent with the use of proceeds described in the Final Prospectus.
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

OPTINOSE, INC.
Date: November 13, 2018	By:	/s/ KEITH A. GOLDAN
		Name:	Keith A. Goldan
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)