Form 10-Q
period 2019-06-30
OptiNose, Inc.
filed 2019-08-12
CIK 1494650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares of the registrant's common stock outstanding at August 9, 2019 was 41,435,918 shares.

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

▪	future XHANCE prescription growth and potential drivers of such growth;

▪	our commercial initiatives and objectives related to XHANCE;

▪	the potential for XHANCE prescriptions and net revenues to be affected by the seasonality impact observed in the INS market;

▪	our planned product development activities, studies and clinical trials, including those in pursuit of a follow-on indication for XHANCE for the treatment of chronic sinusitis;

▪	the potential for XHANCE to be the first drug therapy approved by the U.S. Food and Drug Administration for the treatment of chronic sinusitis;

▪	our expectation that the full-year 2019 XHANCE net revenue will be between $29 - $34 million;

▪	our expectation that our GAAP operating expenses in 2019 will be between $128.0 - $133.0 million and that our non-cash stock-based compensation expense will be between $10.0 - $11.0 million;

▪	our expectation that the full-year 2019 average net revenue per prescription will be between $185 - $205; and

▪
our expectation that existing cash and cash equivalents at June 30, 2019 will be sufficient to meet our debt service obligations under our Notes, and to carry out our planned development and commercial activities into the first quarter of 2021;

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

PART I

ITEM 1. FINANCIAL STATEMENTS
OptiNose, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$143,963	$200,990
Accounts receivable, net	9,311	2,310
Grants and other receivables	290	242
Inventory	4,260	7,132
Prepaid expenses and other current assets	3,030	2,183
Total current assets	160,854	212,857
Property and equipment, net	3,531	3,884
Other assets	2,187	248
Total assets	$166,572	$216,989
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,811	$7,116
Accrued expenses and other current liabilities	21,556	18,421
Deferred other income	—	160
Total current liabilities	24,367	25,697
Long-term debt, net	72,869	72,500
Other liabilities	864	181
Total liabilities	98,100	98,378
Stockholders' equity:
Common stock, $0.001 par value; 200,000,000 shares authorized at June 30, 2019 and December 31, 2018; 41,430,918 and 41,227,530 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	41	41
Additional paid-in capital	442,676	436,554
Accumulated deficit	(374,178)	(317,927)
Accumulated other comprehensive loss	(67)	(57)
Total stockholders' equity	68,472	118,611
Total liabilities and stockholders' equity	$166,572	$216,989
See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2019 and 2018
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Net product revenues	$6,677	$1,274	$10,653	$2,139
Licensing revenues	—	—	500	—
Total revenues	6,677	1,274	11,153	2,139
Costs and expenses:
Cost of product sales	1,089	351	1,827	551
Research and development	5,295	2,046	9,857	3,747
Selling, general and administrative	26,000	21,860	52,340	49,871
Total operating expenses	32,384	24,257	64,024	54,169
Loss from operations	(25,707)	(22,983)	(52,871)	(52,030)
Other (income) expense:
Grant and other income	—	(145)	—	(333)
Interest income	(716)	(582)	(1,400)	(1,058)
Interest expense	2,389	2,301	4,777	4,494
Foreign currency (gains) losses	(3)	24	3	21
Net loss	$(27,377)	$(24,581)	$(56,251)	$(55,154)
Net loss per share of common stock, basic and diluted	$(0.66)	$(0.64)	$(1.36)	$(1.44)
Weighted average common shares outstanding, basic and diluted	41,310,608	38,688,366	41,283,478	38,271,101
See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Comprehensive Loss
For the Three and Six Months Ended June 30, 2019 and 2018
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(27,377)	$(24,581)	$(56,251)	$(55,154)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(13)	15	(10)	21
Comprehensive loss	$(27,390)	$(24,566)	$(56,261)	$(55,133)
See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(in thousands, except share data)

Six Months Ended June 30, 2019
	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2018	41,227,530	$41	$436,554	$(317,927)	$(57)	$118,611
Stock compensation expense	—	—	2,425	—	—	2,425
Exercise of common stock options	5,000	—	15	—	—	15
Issuance of common stock under employee stock purchase plan	31,892	—	173	—	—	173
Foreign currency translation adjustment	—	—	—	—	3	3
Net loss	—	—	—	(28,874)	—	(28,874)
Balance at March 31, 2019	41,264,422	$41	$439,167	$(346,801)	$(54)	$92,353
Stock compensation expense	—	—	2,716	—	—	2,716
Exercise of common stock options	88,587	—	354	—	—	354
Issuance of common stock under employee stock purchase plan	77,909	—	439	—	—	439
Foreign currency translation adjustment	—	—	—	—	(13)	(13)
Net loss	—	—	—	(27,377)	—	(27,377)
Balance at June 30, 2019	41,430,918	$41	$442,676	$(374,178)	$(67)	$68,472

Six Months Ended June 30, 2018
	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2017	37,802,556	$38	$365,838	$(211,269)	$(111)	$154,496
Stock compensation expense	—	—	2,050	—	—	2,050
Exercise of common stock options	106,502	—	130	—	—	130
Foreign currency translation adjustment	—	—	—	—	7	7
Net loss	—	—	—	(30,572)	—	(30,572)
Balance at March 31, 2018	37,909,058	$38	$368,018	$(241,841)	$(104)	$126,111
Stock compensation expense	—	—	2,135	—	—	2,135
Sale of common stock, net of issuance costs	2,875,000	3	59,923	—	—	59,926
Exercise of common stock options	330,401	—	727	—	—	727
Exercise of warrants	7,098	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	15	15
Net loss	—	—	—	(24,581)	—	(24,581)
Balance at June 30, 2018	41,121,557	$41	$430,803	$(266,422)	$(89)	$164,333

OptiNose, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2019 and 2018
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net loss	$(56,251)	$(55,154)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	592	173
Stock-based compensation	5,117	4,123
Amortization of debt discount and issuance costs	234	180
Changes in operating assets and liabilities:
Accounts receivable	(7,001)	(3,671)
Grants and other receivables	(48)	(165)
Prepaid expenses and other assets	1,096	(859)
Inventory	2,803	(2,723)
Accounts payable	(4,253)	2,917
Accrued expenses and other liabilities	129	7,686
Cash used in operating activities	(57,582)	(47,493)
Investing activities:
Purchases of property and equipment	(423)	(881)
Cash used in investing activities	(423)	(881)
Financing activities:
Proceeds from the sale of common stock	—	63,969
Cash paid for financing costs	—	(6,349)
Proceeds from issuance of common stock under employee stock purchase plan	612	—
Proceeds from the exercise of stock options	369	857
Cash provided by financing activities	981	58,477
Effects of exchange rate changes on cash and cash equivalents	(9)	25
Net (decrease) increase in cash, cash equivalents and restricted cash	(57,033)	10,128
Cash, cash equivalents and restricted cash at beginning of period	201,011	234,875
Cash, cash equivalents and restricted cash at end of period	$143,978	$245,003
Supplemental disclosure of noncash activities:
Fixed asset purchases within accounts payable and accrued expenses	$35	$233
Fixed asset additions acquired though tenant allowance	$—	$267
Financing costs within accounts payable and accrued expenses	$—	$188
Recognition of initial right-of-use assets	$3,724	$—
Recognition of initial lease liabilities	$4,201	$—
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
The Company is a specialty pharmaceutical company focused on the development and commercialization of products for patients treated by ear, nose and throat (ENT) and allergy specialists. The Company's first commercial product, XHANCE® (fluticasone propionate) nasal spray, 93 mcg, is a therapeutic utilizing its proprietary Exhalation Delivery System (EDS) that delivers a topically-acting corticosteroid for the treatment of chronic rhinosinusitis with nasal polyps and, if approved, chronic rhinosinusitis without nasal polyps (also known as chronic sinusitis). XHANCE was approved by the United States (US) Food and Drug Administration (FDA) in September 2017 for the treatment of nasal polyps in patients 18 years of age or older. XHANCE was made widely available through commercial channels in April 2018.
2. Liquidity
Since inception, the Company's operations have focused on organization and staffing, business planning, raising capital, establishing an intellectual property portfolio, conducting preclinical studies and clinical trials, pursuing regulatory approvals and most recently, preparing for and launching XHANCE. As of June 30, 2019, the Company had cash and cash equivalents of $143,963.
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
In the opinion of management, the accompanying unaudited interim financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the financial statements) considered necessary to present fairly the Company's financial position as of June 30, 2019 and its results of operations for the three and six months ended June 30, 2019 and 2018 and cash flows for the six months ended June 30, 2019 and 2018. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The unaudited interim financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

statements. The accompanying unaudited interim financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2018 contained in the Company’s annual report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 6, 2019.
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
Concentration of credit risk
Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and accounts receivable. The Company generally invests its cash in deposits with high credit quality financial institutions. Additionally, the Company performs periodic evaluations of the relative credit standing of these financial institutions.
The Company has exposure to credit risk in accounts receivable from sales of XHANCE. XHANCE is sold to wholesale pharmaceutical distributors and preferred pharmacy network partners (collectively, Customers), who, in turn, sell XHANCE to pharmacies, hospitals and other customers. Five Customers represent approximately 68% of the Company's accounts receivable at June 30, 2019 and five Customers represent approximately 67% and 68% of the Company's net product sales for the three and six months ended June 30, 2019, respectively.
Fair value of financial instruments
At June 30, 2019 and December 31, 2018, the Company's financial instruments included cash and cash equivalents, accounts receivable, grants receivable, inventory, accounts payable and accrued expenses. The carrying amounts reported in the Company's financial statements for these instruments approximate their respective fair values because of the short-term nature of these instruments. The Company also believes the carrying value of long-term debt approximates fair value at June 30, 2019 as the interest rates are reflective of the rate the Company could obtain on debt with similar terms and conditions. At June 30, 2019 and December 31, 2018, there were no financial assets or liabilities measured at fair value on a recurring basis.
Restricted cash
As of June 30, 2019 and December 31, 2018, the restricted cash balance included in prepaid expenses and other assets was $15 and $20, respectively.
Net Product Revenues
The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which was adopted on January 1, 2018. The Company recognizes revenue from XHANCE sales at the point the Customer obtains control of the product, which generally occurs upon delivery. The transaction price that is recognized as revenue for products includes an estimate of variable consideration. The Company’s estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of its anticipated performance and all information (historical, current and forecasted) that is reasonably available. The components of the Company’s variable consideration include the following:
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
Product Returns. Consistent with industry practice, the Company has a product returns policy that provides Customers a right of return for product purchased within a specified period prior to and subsequent to the product’s expiration date. The Company estimates the amount of its product that may be returned and presents this amount as a reduction of revenue in the period the related product revenue is recognized, in addition to establishing a liability. The Company considers several factors in the estimation process, including expiration dates of product shipped to preferred pharmacy network partners and wholesalers, inventory levels within the distribution channel, product shelf life, prescription trends and other relevant factors.
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
Licensing revenues
During the six months ended June 30, 2019, the Company's licensing revenues were generated pursuant to the terms of a single license agreement (the Inexia License Agreement) with Inexia Limited (Inexia) (Note 8). The Inexia License Agreement includes licensed rights to patented technology, a non-refundable up-front payment, development and sales milestones as well as royalty payments.
The Company analyzed the performance obligations under the Inexia License Agreement, the consideration received to date and the consideration the Company could receive in the future as part of its analysis related to ASC 606. The Company recognized the upfront payment received of $500 as licensing revenue during the six months ended June 30, 2019 upon the delivery of the license performance obligation.
Net income (loss) per common share
Basic net income (loss) per common share is determined by dividing net income (loss) applicable to Common Stock holders by the weighted average common shares outstanding during the period. For the three and six months

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

ended June 30, 2019 and 2018, the outstanding Common Stock options, Common Stock warrants and shares to be issued under the Company's 2017 Employee Stock Purchase Plan have been excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted net loss per share are the same.
Diluted net loss per common share for the periods presented do not reflect the following potential common shares, as the effect would be antidilutive:

	June 30,
	2019	2018
Stock options	7,983,370	6,126,560
Common stock warrants	1,866,831	1,878,660
Employee stock purchase plan	—	53,137
Total	9,850,201	8,058,357
Income taxes
In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis.  For the three and six months ended June 30, 2019 and 2018, the Company recorded no tax expense or benefit due to the expected current year loss and its historical losses. As of June 30, 2019 and December 31, 2018, the Company has concluded that a full valuation allowance is necessary for all of its net deferred tax assets. The Company had no amounts recorded for uncertain tax positions, interest or penalties in the accompanying consolidated financial statements.
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
4. Inventory
Inventory consisted of the following:

	June 30, 2019	December 31, 2018
Raw materials	$1,754	$1,969
Work-in-process	1,424	2,344
Finished goods	1,082	2,819
Total inventory	$4,260	$7,132
Inventories are stated at the lower of cost or net realizable value, as determined on a first-in, first-out, basis.
5. Property and Equipment
Property and equipment, net, consisted of:

	June 30, 2019	December 31, 2018
Computer equipment and software	$1,063	$833
Furniture and fixtures	389	389
Machinery and equipment	3,137	2,723
Leasehold improvements	609	609
Construction in process	57	481
	5,255	5,035
Less: accumulated depreciation	(1,724)	(1,151)
	$3,531	$3,884
Depreciation expense was $322 and $16 for the three months ended June 30, 2019 and 2018, respectively. Depreciation expense was $591 and $172 for the six months ended June 30, 2019 and 2018, respectively. In addition, depreciation expense of $42 and $76 was charged to inventory and prepaid expenses and other assets, respectively, as of June 30, 2019, which represents depreciation expense related to equipment involved in the manufacturing process.
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

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

The table below presents the operating lease assets and liabilities recognized on the Company's consolidated balance sheets as of June 30, 2019:

	Balance Sheet Line Item	June 30, 2019
Non-current operating lease assets	Other assets	$2,110
Operating lease liabilities:
Current operating lease liabilities	Accrued expenses and other current liabilities	1,448
Non-current operating lease liabilities	Other liabilities	864
Total operating lease liabilities		$2,312
The depreciable lives of operating lease asset leasehold improvements are limited by the lease term.
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
The Company's weighted average remaining lease term and weighted average discount rate for operating leases as of June 30, 2019 are:

June 30, 2019
Weighted average remaining lease term (years)	1.63
Weighted average discount rate	5.96%
The table below reconciles the undiscounted future minimum lease payments (displayed in aggregate by year) under non-cancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the consolidated balance sheets as of June 30, 2019:

June 30, 2019
2019	$826
2020	1,152
2021	402
Thereafter	—
Total undiscounted future minimum lease payments	2,380
Less: difference between undiscounted lease payments and discounted operating lease liabilities	68
Total operating lease liabilities	$2,312
Operating lease payments include $44 related to options to extend lease terms that are reasonably certain of being exercised.
Operating lease costs were $690 and $1,069 for the three and six months ended June 30, 2019, respectively. Operating lease costs are included within selling, general and administrative expenses on the consolidated statements of operations.
Cash paid for amounts included in the measurement of operating lease liabilities were $688 for the six months ended June 30, 2019, and this amount is included in operating activities in the consolidated statements of cash flows.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of:

	June 30, 2019	December 31, 2018
Accrued expenses:
Contract sales organization expenses	$808	$4,482
Selling, general and administrative expenses	5,115	4,812
Research and development expenses	1,790	933
Payroll expenses	5,392	4,199
Product revenue allowances	6,633	2,856
Other	370	1,139
Total accrued expenses	20,108	18,421
Other current liabilities:
Lease liability	1,448	—
Total other current liabilities	1,448	—
Total accrued expenses and other current liabilities	$21,556	$18,421
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
Through June 30, 2019, under the terms of the AVP-825 License Agreement, the Company received aggregate cash payments of $70,000 in connection with the initial signing and the achievement of certain development milestones. The Company did not recognize any licensing revenue under the arrangement during the three and six months ended June 30, 2019 and 2018 and does not expect any future revenue under the AVP-825 License Agreement.
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
9. Long-term Debt
On December 29, 2017, the Company entered into a Senior Secured Note Purchase Agreement (the Senior Secured Notes) with Athyrium Opportunities III Acquisition LP. The Senior Secured Notes provided the Company with up to $100,000 in capital, of which $75,000 in capital was issued immediately. The remaining $25,000 (the Delayed Draw Notes) was available to the Company between April 1, 2019 and August 14, 2019, subject to the

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

Company achieving trailing four quarter net revenues (as calculated pursuant to the terms of the Senior Secured Note Purchase Agreement) of $15,000 and a pro forma ratio of total debt to trailing 12 month net revenues not exceeding 6.50 to 1.00, and certain other conditions. While the Company has met the conditions necessary to issue the Delayed Draw Notes, the Company has elected not to draw the additional funding.
The Senior Secured Notes bear interest at 9.0% plus the three-month London Inter-bank Offered Rate (LIBOR) rate, subject to a 1.0% floor and are scheduled to mature on June 29, 2023. The interest rate was 11.4375% at June 30, 2019. The Senior Secured Notes bore front-end fees of 1.0% of the aggregate principal amount, which were paid at issuance. The Company is also required to pay an exit fee of 2.0% of any principal payments (whether mandatory, voluntary, or at maturity) made throughout the term of the Senior Secured Note Purchase Agreement.
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
The Company recorded interest expense of $2,389 and $2,301 during the three months ended June 30, 2019 and 2018, respectively, and $4,777 and $4,494 during six months ended June 30, 2019 and 2018, respectively, in conjunction with the Senior Secured Notes. Interest expense included total coupon interest, exit fees, front end fees and the amortization of debt issuance costs. The front-end fees of $1,000 were recorded as debt discount at issuance and are being amortized to interest expense over the 5.5 year term of the loan. Additionally, back end fees of $2,000 are being amortized to interest expense and are recorded as an increase in the carrying amount throughout the term of the Senior Secured Notes. The Company also incurred $2,181 in debt issuance costs during the year ended December 31, 2017, which are also being amortized to interest expense over the term of the Senior Secured Notes.
The long-term debt balance is comprised of the following:

	June 30, 2019	December 31, 2018
Face amount	$75,000	$75,000
Front end fees	(799)	(872)
Debt issuance costs	(1,742)	(1,902)
Back end fees	410	274
Long-term debt, net	$72,869	$72,500
10. Employee Benefit Plans
For US employees, the Company maintains a defined contribution 401(k) retirement plan. As of June 30, 2019, approximately $117 is recorded in accrued liabilities related to the Company match. The Company's contributions are made in cash.
For Norway and UK employees, the Company maintains defined contribution pension plans which meet the statutory requirements of those jurisdictions. The Company incurred costs related to the pension plans of $5 and $7 for the three months ended June 30, 2019 and 2018, respectively, and $11 and $69 for the six months ended June 30, 2019 and 2018, respectively.

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
Each share of Common Stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Subject to preferences that may apply to any outstanding preferred stock, holders of Common Stock are entitled to receive ratably any dividends that the Company’s board of directors may declare out of funds legally available for that purpose on a non-cumulative basis. No dividends had been declared through June 30, 2019.
Common Stock warrants
As of June 30, 2019, the Company had warrants outstanding to purchase 1,866,831 shares of Common Stock with an exercise price of $8.16. The warrants expire on November 1, 2020.
12. Stock-based Compensation
The Company recorded stock-based compensation expense related to stock options and shares issued under the Company's 2017 Employee Stock Purchase Plan (2017 Plan) in the following expense categories of its accompanying consolidated statements of operations for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of product sales	$26	$2	$45	$3
Research and development	284	166	527	405
General and administrative	2,387	1,932	4,545	3,715
	$2,697	$2,100	$5,117	$4,123
In addition, stock-based compensation expense of $22 and $38 was charged to inventory and prepaid expenses and other assets, respectively, during the six months ended June 30, 2019, which represents the total stock-based compensation expense incurred related to employees involved in the manufacturing process of finished goods and samples during the period.
Stock Options
The Company has issued serviced-based and performance-based stock options that generally have a contractual life of up to 10 years and may be exercisable in cash or as otherwise determined by the Company's board of directors. Vesting generally occurs over a period of not greater than four years. Performance-based options may vest upon the achievement of certain milestones in connection with the Company's development programs. Additionally, the Company has issued stock options in excess of the fair market value of Common Stock on the issuance date that were only exercisable upon a change in control or upon or after an initial public offering. As of June 30, 2019, all of the performance conditions related to performance-based stock options issued by the Company have been achieved.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

The following table summarizes the activity related to stock option grants to employees and nonemployees for the six months ended June 30, 2019:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life
Outstanding at December 31, 2018	6,182,873	$10.60	6.67
Granted	2,013,173	7.73
Exercised	(93,587)	3.98
Expired	—	—
Forfeited	(119,089)	11.34
Outstanding at June 30, 2019	7,983,370	$9.94	6.89
Exercisable at June 30, 2019	4,208,609	$9.07	5.01
Vested and expected to vest at June 30, 2019	7,983,370	$9.94	6.89
During the six months ended June 30, 2019, stock options to purchase 2,013,173 shares of Common Stock were granted to employees and directors and generally vest over four years. The stock options had an estimated weighted average grant date fair value of $4.80. During the six months ended June 30, 2018, stock options to purchase 358,192 shares of Common Stock were granted to employees that generally vest over four years. The stock options had an estimated weighted average grant date fair value of $13.26.
The grant date fair value of each stock option grant was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Six Months Ended June 30,
	2019	2018
Risk free interest rate	2.51%	2.69%
Expected term (in years)	6.05	5.90
Expected volatility	67.02%	74.92%
Annual dividend yield	0.00%	0.00%
Fair value of common stock	$7.73	$19.98
The following table summarizes the activity related to restricted stock units (RSUs) granted to employees for the six months ended June 30, 2019:

Shares
Balance at December 31, 2018	—
Granted	20,600
Vested and settled	—
Expired/ forfeited/ canceled	—
Balance at June 30, 2019	20,600
Expected to vest at June 30, 2019	20,600
In April 2019, the Company granted 20,600 RSUs at a price of $10.20, which vest over four years.
At June 30, 2019, the unrecognized compensation cost related to unvested stock options and RSUs expected to vest was $24,690. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 2.76 years.
2017 Employee Stock Purchase Plan
Under the 2017 Plan, shares of Common Stock may be purchased by eligible employees who elect to participate in the 2017 Plan at 85% of the lower of the fair market value of Common Stock on the first or last day of designated offering periods. The Company recognized stock-based compensation expense of $114 and $123 during the three

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

months ended June 30, 2019 and 2018, respectively, and $228 and $279 during the six months ended June 30, 2019 and 2018, respectively, related to the 2017 Plan.
The Company issued 53,137 and 31,892 shares of Common Stock related to the offering periods ended June 30, 2018 and December 31, 2018, respectively. The Company issued 77,909 shares of Common Stock related to the offering period ended June 30, 2019.

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
On September 18, 2017, the U.S. Food and Drug Administration (FDA) approved XHANCE for the treatment of nasal polyps in patients 18 years of age or older. XHANCE was made widely available through commercial channels in April 2018.
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

•
XHANCE Patient Affordability Programs. In late August 2018, we implemented our current co-pay savings programs. We believe these programs, with an indefinite duration, provide an affordability solution for patients that physicians will support. These programs provide patient co-pay assistance to commercially insured patients that includes a first prescription at no out-of-pocket cost ($0 co-pay) and low subsequent co-pays for refills. Our data suggests these programs are playing an important role in supporting demand for XHANCE, particularly as they become more widely understood in the prescribing community.

•
Market Access.  Based on currently available third-party data and our internal analyses, we believe that greater than 75% of commercially insured lives are currently in a plan in which XHANCE is covered. However, payors may change coverage levels for XHANCE or controls such as step edits and prior authorization, positively or negatively, at any time.

We have also contracted with the Centers for Medicare and Medicaid Services for coverage of certain government insured lives and continue to expand XHANCE market access for other government-insured populations.

•
XHANCE Prescriptions and Market Share. Based on third-party prescription data as well as data from preferred pharmacy network partners, the total estimated number of XHANCE prescriptions in the second quarter of 2019 was 33,949, which represents 51% growth for prescriptions when compared to first quarter 2019 prescriptions of 22,490. The INS prescription market increased approximately 1% from first quarter 2019 to second quarter 2019 based on third-party prescription data. In addition, we estimate the number of XHANCE prescriptions for the month of July 2019 was 13,770, which represents growth of 17% compared to the prior month. During this same period, the INS market is estimated to have changed 0% based on third-party prescription data. We believe the April 2019 internalization and expansion of our sales force, which expanded our sales territories by 25%, and the availability of a new 7-day sample starting in May 2019, will continue to encourage trial and adoption of XHANCE, and help drive future XHANCE prescription growth.
XHANCE prescribing may be subject to a seasonal effect historically observed in the INS prescription market in which market volume generally peaks near the middle of the second quarter and declines into the early part of the third quarter of each calendar year. Based on third party prescription data, the INS market increased 2% from the first quarter of 2018 to the second quarter of 2018, decreased 15% from the second quarter of 2018 to the third quarter of 2018, increased 11% from the third quarter of 2018 to the fourth quarter of 2018 and increased 3% from the fourth quarter of 2018 to the first quarter of 2019. Although the underlying disease that we are treating is chronic and causes symptoms year-round, we believe the variation in patient flow through the offices of relevant specialists, and seasonality in disease flare-ups, may have an impact on the number of patients that present themselves and who are therefore available for prescribing a new medication like XHANCE. Additionally, the annual resetting of patient healthcare insurance plan deductibles, which commonly occurs in January, may have a negative impact on demand for XHANCE. Based on our limited commercial history, we are unable to estimate the extent to which INS market seasonality and annual deductible resets may affect XHANCE prescriptions and net revenues.
We monitor the market share of XHANCE within our current target audience. For this purpose, we calculate market share as the proportion of XHANCE prescriptions to the number of prescriptions written for other INS within our current target audience of over 10,000 physicians. We believe market share, in addition to XHANCE prescription volume, provides important information regarding XHANCE utilization because market share normalizes XHANCE prescriptions for market effects including the INS market seasonality and annual deductible resets referenced above. Based on third-party prescription data as well as data from preferred pharmacy network partners, we estimate XHANCE market share of 0.9%, 1.2%, 1.6%, 1.7%, 2.0%, 2.3%, 2.6% and 2.9% for each of the months from December 2018 through July 26, 2019, respectively. Note that most of the INS prescriptions written within our target physician audience are for chronic sinusitis, allergic rhinitis and other conditions outside of our nasal polyp indication.
XHANCE Development Update
In addition to XHANCE’s existing indication for the treatment of nasal polyps, in order to broaden our U.S. market opportunity, we initiated a clinical research program in pursuit of a follow-on indication for the treatment of chronic sinusitis in the U.S. We believe XHANCE has the potential to be the first drug therapy approved by the FDA for the treatment of chronic sinusitis. We expect the program will be comprised of two phase 3b clinical trials, the first of which was initiated in the fourth quarter of 2018 and is estimated to enroll approximately 378 subjects and the second of which was initiated in the second quarter of 2019 and is estimated to enroll approximately 399 subjects. Estimated enrollment for both trials are subject to change for factors that may include an interim analysis intended to inform the statistical powering of both trials.
Analysis of Efficacy in Patients Who Report Symptoms Despite Use of Conventional Nasal Steroids
Efficacy for different patient types is important information for understanding how to best adopt XHANCE. Data suggest that many nasal polyp patients do not achieve satisfactory symptom response with conventional nasal steroids. In order to help inform whether XHANCE may offer benefits for the type of patient who has symptoms despite use of other nasal steroids, we performed a series of new post-hoc analyses of the large subgroup of patients who entered our pivotal clinical trials reporting current use of one of the then-available nasal steroids as captured on case record forms. Using pooled data (n=482), we found that 30% of those patients entered NAVIGATE I and NAVIGATE II using a nasal steroid within a month of trial entry. On average these patients reported use of these nasal steroids for approximately 3 years and all of them reported moderate-to-severe symptoms at trial entry.
On multiple measures of efficacy, this group of patients who switched from a prior nasal steroid to XHANCE improved, generally with comparable or more improvement, versus placebo, then other patients (those who did not report use of a nasal steroid in the month prior to trial entry). Note that these post-hoc analyses were not pre-specified and not controlled for multiplicity; therefore these results require cautious interpretation as they may represent chance findings. We anticipate communicating these new analyses to physicians and payers in support of XHANCE in the second half of this year.

Patients with moderate-to-severe symptoms despite using conventional nasal steroids† improved significantly when switched to XHANCE

Post-Hoc Analysis of NAVIGATE I/II Pooled Data (n=482): At study entry, a large subgroup (30%) of the patients in the pooled NAVIGATE I/II trials reported using a conventional nasal steroid for a minimum of 30 days prior to study entry.

LS Mean Change in
Congestion - Obstruction at Week 4

EDS-PBO
XHANCE 186 mcg
XHANCE 372 mcg
0
-0.1
-0.2
-0.3
-0.4
-0.5
-0.6
-0.7
-0.13
-0.43
-0.63
Trt. Diff. vs Placebo -0.30
95% CI of Diff. (-0.53, -0.06)
Trt. Diff. vs Placebo -0.50
95% CI of Diff. (-0.73, -0.26)

LS Mean Change in
Polyp Grade at Week 16

EDS-PBO
XHANCE 186 mcg
XHANCE 372 mcg
0
-0.2
-0.4
-0.6
-0.8
-1
-1.2
-1.4
-0.35
-0.98
-1.29
Trt. Diff. vs Placebo -0.63
95% CI of Diff. (-1.08, -0.18)
Trt. Diff. vs Placebo -0.94
95% CI of Diff. (-1.39, -0.49)

This analysis was not pre-specified and was not controlled for multiplicity

EDS-PBO: Exhalation Delivery System delivering placebo vehicle; † Based on case record form reports of drug use at study entry, patients reported being on INS or steroid rinse at study entry for a minimum of 30 days and still had moderate-to-severe symptoms and bilateral nasal polyps

6

Inexia License Agreement
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
Net product revenues
Sales of XHANCE generated $6.7 million and $10.7 million in net revenues for the three and six months ended June 30, 2019, respectively. In accordance with GAAP, we determine net product revenues for XHANCE, with specific assumptions for variable consideration components including but not limited to trade discounts and allowances, co-pay assistance programs and payor rebates. For the full-year 2019, we expect XHANCE net revenue to be in the range of $29 - $34 million.
Based on available XHANCE prescription data purchased from third parties and data from our pharmacy network, our average net revenues per prescription for the second quarter of 2019 was approximately $197, which represents an increase compared to our average net product revenues per prescription of approximately $177 in the first quarter of 2019, and average net revenue per prescription for the first half of 2019 was $189. We believe the 11% increase in the average net revenue per prescription in the second quarter of 2019 compared to the first quarter of 2019 is largely attributable to patients meeting annual out-of-pocket expense thresholds which reduces the amount of copay assistance that we provide through our affordability program.
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

Licensing revenues
On January 31, 2019, OptiNose AS, a wholly owned subsidiary of the Company, entered into the Inexia License Agreement with Inexia.
Under the terms of the Inexia License Agreement, Inexia paid us a $0.5 million upfront payment. For each product developed under the Inexia License Agreement, we are eligible to receive up to $8.0 million of development milestone payments and up to $37.0 million of sales milestone payments. In addition, we are eligible to receive tiered, low-to-mid single digit royalties based on net sales of any products successfully developed and commercialized under the Inexia License Agreement. Other than the upfront payment, we do not anticipate the receipt of any milestone or royalty payments from Inexia in the near term.
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
Sales and marketing related expenses incurred in early 2018 included expenses related to building brand awareness through advertising and the deployment of our nurse educator team, training and deploying our contract sales force and securing market access for XHANCE as well as salaries and related benefits for employees focused on such efforts. Current sales and marketing expenses include our sales team and supporting promotional materials, digital promotion, peer-to-peer education, congresses / conventions, samples, and marketing activities such as direct-to-patient / direct-to-consumer initiatives.
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

Consolidated Results of Operations
Comparison of three months ended June 30, 2019 and 2018
The following table sets forth our selected consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended June 30,
	2019	2018
Revenues:
Net product revenues	$6,677	$1,274
Licensing revenues	—	—
Total revenues	6,677	1,274
Costs and expenses:
Cost of product sales	1,089	351
Research and development	5,295	2,046
Selling, general and administrative	26,000	21,860
Total operating expenses	32,384	24,257
Loss from operations	(25,707)	(22,983)
Other (income) expense:
Interest (income) expense	1,673	1,719
Other (income) expense	(3)	(121)
Total other (income) expense	1,670	1,598
Net loss	$(27,377)	$(24,581)
Net product revenues
Net product revenues related to sales of XHANCE were $6.7 million and $1.3 million for the three months ended June 30, 2019 and 2018, respectively. Revenue growth is primarily attributable to increased prescriptions of XHANCE which became commercially available in late Q1 2018.
Cost of product sales
Cost of product sales related to XHANCE were $1.1 million and $0.4 million for the three months ended June 30, 2019 and 2018, respectively.
Research and development expense
Research and development expense was $5.3 million and $2.0 million for the three months ended June 30, 2019 and 2018, respectively. The $3.3 million increase was attributable primarily to:

▪
a $3.3 million increase in clinical expenses related to the preparation for and initiation and conduct of our clinical trials of XHANCE for the treatment of chronic sinusitis and FDA-mandated pediatric studies;

Selling, general and administrative expense
Selling, general and administrative expense was $26.0 million and $21.9 million for the three months ended June 30, 2019 and 2018, respectively. The $4.1 million increase was due primarily to:

▪	a $2.9 million increase in expenses related to the sale of XHANCE including marketing expenses, specialty pharmacy fees and samples; and

▪	a $1.4 million increase in personnel, bonus and travel expenses due to increases in headcount and the expansion of our sales team.
This increase was offset by:

▪	a $0.5 million decrease in sales expenses due to the completion of XHANCE initial launch activities in 2018.

Interest (income) expense, net
Interest (income) expense, net, was $1.7 million for the three month periods ended June 30, 2019 and 2018. Interest expense for the three month periods ended June 30, 2019 and 2018 was $2.4 million and $2.3 million, respectively. Interest expense was offset by interest income of $0.7 million and $0.6 million for the three month periods ended June 30, 2019 and 2018, respectively. Interest income increased by $0.1 million as a result of higher interest rates on our cash balances.
Other (income) expense, net
Other (income) expense, net was $0.1 million for the three months ended June 30, 2018. The income was attributable primarily to grant-eligible research and development expenses incurred by OptiNose AS, our Norwegian subsidiary. No grant-eligible research and development expenses were incurred during the three months ended June 30, 2019.
Comparison of six months ended June 30, 2019 and 2018
The following table sets forth our selected consolidated statements of operations data for the periods indicated (in thousands):

	Six Months Ended June 30,
	2019	2018
Revenues:
Net product revenues	$10,653	$2,139
Licensing revenues	500	—
Total revenues	11,153	2,139
Costs and expenses:
Cost of product sales	1,827	551
Research and development	9,857	3,747
Selling, general and administrative	52,340	49,871
Total operating expenses	64,024	54,169
Loss from operations	(52,871)	(52,030)
Other (income) expense:
Interest (income) expense	3,377	3,436
Other (income) expense	3	(312)
Total other (income) expense	3,380	3,124
Net loss	$(56,251)	$(55,154)
Net product revenues
Net product revenues related to sales of XHANCE were $10.7 million and $2.1 million for the six months ended June 30, 2019 and 2018, respectively. Revenue growth is primarily attributable to increased prescriptions of XHANCE which became commercially available in late Q1 2018.
Licensing revenues
Licensing revenues were $0.5 million for the six months ended June 30, 2019 as a result of the upfront payment received under the terms of the Inexia License Agreement. No licensing revenue was received during the six months ended June 30, 2018.
Cost of product sales
Cost of product sales related to XHANCE were $1.8 million and $0.6 million for the six months ended June 30, 2019 and 2018, respectively.
Research and development expense
Research and development expense was $9.9 million and $3.7 million for the six months ended June 30, 2019 and 2018, respectively. The $6.2 million increase was attributable primarily to:

▪
a $5.7 million increase in clinical expenses related to the preparation for and initiation and conduct of our clinical trials of XHANCE for the treatment of chronic sinusitis and FDA-mandated pediatric studies;

Selling, general and administrative expense
Selling, general and administrative expense was $52.3 million and $49.9 million for the six months ended June 30, 2019 and 2018, respectively. The $2.4 million increase was due primarily to:

▪	a $4.9 million increase in expenses related to the sale of XHANCE including marketing expenses, specialty pharmacy fees and samples;

▪	a $3.4 million increase in personnel, bonus and travel expenses due to increases in headcount and the expansion of our sales team; and

▪	a $1.0 million increase stock compensation expense.
This increase was offset by:

▪	a $6.7 million decrease in sales expenses due to the completion of XHANCE initial launch activities in 2018.
Interest (income) expense, net
Interest (income) expense, net, was $3.4 million for the six month periods ended June 30, 2019 and 2018. Interest expense for the six month periods ended June 30, 2019 and 2018 was $4.8 million and $4.5 million, respectively. Interest expense was offset by interest income of $1.4 million and $1.1 million for the six month periods ended June 30, 2019 and 2018, respectively. Interest income increased by $0.3 million as a result of higher interest rates on our cash balances.
Other (income) expense, net
Other (income) expense, net was $0.3 million for the six months ended June 30, 2018. The income was attributable primarily to grant-eligible research and development expenses incurred by OptiNose AS, our Norwegian subsidiary. No grant grant-eligible research and development expenses were incurred during the six months ended June 30, 2019.
Liquidity and Capital Resources
Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. We incurred net losses of $56.3 million and $55.2 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $374.2 million.
We have funded our operations primarily through the sale and issuance of stock and debt, as well as through licensing revenues received under the terms of the AVP-825 License Agreement. As of June 30, 2019, we had $144.0 million in cash and cash equivalents.
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(57,582)	$(47,493)
Net cash used in investing activities	(423)	(881)
Net cash provided by financing activities	981	58,477
Effects of exchange rates on cash and cash equivalents	(9)	25
Net (decrease) increase in cash and cash equivalents	$(57,033)	$10,128
Operating activities
Cash used in operating activities increased by $10.1 million, from $47.5 million for the six months ended June 30, 2018 to $57.6 million for the six months ended June 30, 2019. The increase in cash used in operating activities was attributable primarily to increased operating expenses and the timing of payment of those expenses.
Investing activities
Cash used in investing activities decreased $0.5 million from $0.9 million for the six months ended June 30, 2018 to $0.4 million for the six months ended June 30, 2019. The decrease was related primarily to purchases of equipment in 2018 in connection with infrastructure expansion activities to support the commercial launch of XHANCE and our transition to a public company.
Financing activities
Cash provided by financing activities was $1.0 million and $58.5 million for the six months ended June 30, 2019 and 2018, respectively. Cash provided by financing activities for the six months ended June 30, 2018 was driven by net proceeds of $59.9 million as a result of a June 2018 underwritten public offering of 5,750,000 shares of our common stock (Common Stock) at a price of $22.25 per share, which consisted of 2,875,000 shares of Common Stock sold by us and 2,875,000 shares of Common Stock sold by certain stockholders. This receipt was partially offset by $2.5 million of cash paid for financing costs during the six months ended June 30, 2018 related to our IPO and debt offering in the fourth quarter of 2017.
Projected 2019 operating expenses
We expect that our total GAAP operating expenses (consisting of selling, general & administrative expenses and research & development expenses) for 2019 will be between $128.0 - $133.0 million of which $10.0 - $11.0 million is expected to be stock-based compensation expense. Total GAAP operating expenses excluding stock-based compensation expense are expected to be in the range from $118.0 - $122.0 million.
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
Although it is difficult to predict our future liquidity requirements, we believe that existing cash and cash equivalents at June 30, 2019 will be sufficient to meet our debt service obligations under our Notes, and to carry out our planned development and commercial activities into the first quarter of 2021. Additional capital, secured in the future through equity or debt financings, partnerships, collaborations, or other sources, may not be available on a timely basis, on favorable terms, or at all, and such capital, if raised, may not be sufficient to meet our debt service obligations, including repayment, or enable us to continue to implement our long-term business strategy. If additional capital is not secured when required, we may need to delay or curtail our operations until such funding is received. If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition and results of operations could be materially adversely affected and we may need to delay or curtail our operations until such funding is received. Additionally, we may never become profitable, or if we do, we may not be able to sustain profitability on a recurring basis.
Off-balance sheet arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Contractual obligations and commitments
The following table summarizes our contractual obligations at June 30, 2019:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating leases(1)	$2,402	$1,498	$904	$—	$—
Long-term debt(2)	111,599	8,673	17,395	85,531	—
Total	$114,001	$10,171	$18,299	$85,531	$—

(1) Reflects obligations pursuant to our office leases in Yardley, Pennsylvania, Ewing, New Jersey, Oslo, Norway and Swindon, England and leases of certain other equipment.

(2) Reflects principal, interest obligations and exit fees pursuant to the Note Purchase Agreement entered into on December 29, 2017. The Notes bear interest at 9.0% plus the three-month LIBOR rate, subject to a 1.0% floor. We are required to make quarterly, interest only payments until the maturity date. Interest amounts included above are calculated at the quarterly rate as of June 30, 2019 of 11.4375%.
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
Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a 15(e) and 15d 15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.2		Amended and Restated Bylaws of OptiNose, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-38241), as filed with the SEC on October 18, 2017).
10.1	*	Form of Restricted Stock Unit Agreement Under the 2010 Stock Incentive Plan.
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.
32.1	*	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer.
32.2	*	Certification Pursuant to 18 U.S.C. Section 1350 of principal financial officer.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTINOSE, INC.
Date:	August 12, 2019	By:	/s/ KEITH A. GOLDAN
			Name:	Keith A. Goldan
			Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)