Form 10-Q
period 2020-03-31
OptiNose, Inc.
filed 2020-05-07
CIK 1494650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares of the registrant's common stock outstanding at May 1, 2020 was 45,906,162 shares.

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
▪the impact of, our plans regarding and the uncertainties caused by, the COVID-19 pandemic;
▪the potential uses for and advantages of XHANCE®, our product candidates and Exhalation Delivery System (EDS) devices and technologies;
▪planned product development activities, studies and clinical trials, and related increase in expenses, in pursuit of a follow-on indication for XHANCE for the treatment of chronic sinusitis;
▪future XHANCE prescription and net revenue growth and potential drivers of such growth;
▪planned operating expense reductions;
▪commercial initiatives and objectives related to XHANCE;
▪potential for direct to consumer (DTC) advertising to be a future driver of XHANCE prescription growth;
▪the potential benefits of our patient affordability programs and their potential effect on XHANCE demand and financial results;
▪the potential for XHANCE prescriptions to be affected by the seasonality impact observed in the intranasal steroid (INS) market;
▪the potential for XHANCE prescriptions and average net revenue per prescription to be adversely impacted by the annual resetting of patient healthcare insurance plan deductibles and changes in individual patients' healthcare insurance coverage, both of which often occur in January;
▪the potential for XHANCE to be the first drug therapy approved by the U.S. Food and Drug Administration (FDA) for the treatment of chronic sinusitis;
▪the potential for XHANCE to be the standard of care for the treatment of chronic rhinosinusitis with and without nasal polyps;
▪our intent to evaluate providing guidance for XHANCE net revenues if the effects of the COVID-19 pandemic on XHANCE net revenues become more certain;
▪our expectation that top line results from both of our ongoing chronic sinusitis trials will be available in the second half of 2021;
▪our expectation that our GAAP operating expenses in 2020 will be between $131.0 million and $136.0 million and that our non-cash stock-based compensation expense will be approximately $11.0 million;
▪our expectation that the average net revenue per prescription will improve substantially for the remainder of 2020;
▪our ability to maintain sufficient inventory of XHANCE and for our manufacturers to timely supply XHANCE; and
▪the accuracy of our estimates regarding expenses, future revenue, capital requirements and need for additional financing;
as well as other statements relating to our future operations, financial performance and financial condition, prospects, strategies, objectives or other future events. Forward-looking statements appear primarily in the sections of this Form 10-Q entitled “Item 1. Financial Statements,” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by words such as “may,” “will,” “could,” “would,” “should,” “expect,” “confident,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” “scheduled” and similar expressions, although not all forward-looking statements contain these identifying words.

Forward-looking statements are based upon our current expectations and assumptions and are subject to a number of known and unknown risks, uncertainties and other factors that could cause actual results to differ materially and adversely from those expressed or implied by such statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (SEC), and in particular, the risks and uncertainties discussed therein and in this Form 10-Q under the caption “Risk Factors”. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. As a result, you should not place undue reliance on forward-looking statements.
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

MARKET, INDUSTRY AND OTHER DATA
This Form 10-Q contains estimates, projections, market research and other data generated by independent third parties, by third parties on our behalf and by us concerning markets for XHANCE, XHANCE market access, the INS market and prescription data. Information that is based on estimates, projections, market research or similar methodologies is inherently subject to uncertainties and actual results, events or circumstances may differ materially from results, events and circumstances reflected in this information. As a result, you are cautioned not to give undue weight to such information.

PART I

ITEM 1. FINANCIAL STATEMENTS
OptiNose, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$148,475	$147,144
Accounts receivable, net	11,733	13,643
Inventory	5,709	3,484
Prepaid expenses and other current assets	3,760	3,789
Total current assets	169,677	168,060
Property and equipment, net	2,980	3,052
Other assets	1,513	1,538
Total assets	$174,170	$172,650
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,403	$3,625
Accrued expenses and other current liabilities	28,822	32,514
Total current liabilities	34,225	36,139
Long-term debt, net	104,656	74,531
Other liabilities	158	397
Total liabilities	139,039	111,067
Stockholders' equity:
Common stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2020 and December 31, 2019; 45,906,162 shares issued and outstanding at March 31, 2020 and December 31, 2019	46	46
Additional paid-in capital	491,994	489,565
Accumulated deficit	(456,836)	(427,980)
Accumulated other comprehensive loss	(73)	(48)
Total stockholders' equity	35,131	61,583
Total liabilities and stockholders' equity	$174,170	$172,650
See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Operations
For the Three Months Ended March 31, 2020 and 2019
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Net product revenues	$7,062	$3,976
Licensing revenues	—	500
Total revenues	7,062	4,476
Costs and expenses:
Cost of product sales	1,356	738
Research and development	4,932	4,562
Selling, general and administrative	27,060	26,340
Total operating expenses	33,348	31,640
Loss from operations	(26,286)	(27,164)
Other (income) expense:
Interest income	(332)	(684)
Interest expense	2,863	2,388
Foreign currency losses	39	6
Net loss	$(28,856)	$(28,874)
Net loss per share of common stock, basic and diluted	$(0.63)	$(0.70)
Weighted average common shares outstanding, basic and diluted	45,906,162	41,256,050
See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Comprehensive Loss
For the Three Months Ended March 31, 2020 and 2019
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(28,856)	$(28,874)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(25)	3
Comprehensive loss	$(28,881)	$(28,871)
See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(in thousands, except share data)

Three Months Ended March 31, 2020
	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2019	45,906,162	$46	$489,565	$(427,980)	$(48)	$61,583
Stock compensation expense	—	—	2,429	—	—	2,429
Foreign currency translation adjustment	—	—	—	—	(25)	(25)
Net loss	—	—	—	(28,856)	—	(28,856)
Balance at March 31, 2020	45,906,162	$46	$491,994	$(456,836)	$(73)	$35,131

Three Months Ended March 31, 2019
	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2018	41,227,530	$41	$436,554	$(317,927)	$(57)	$118,611
Stock compensation expense	—	—	2,425	—	—	2,425
Exercise of common stock options	5,000	—	15	—	—	15
Issuance of common stock under employee stock purchase plan	31,892	—	173	—	—	173
Foreign currency translation adjustment	—	—	—	—	3	3
Net loss	—	—	—	(28,874)	—	(28,874)
Balance at March 31, 2019	41,264,422	$41	$439,167	$(346,801)	$(54)	$92,353

See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2020 and 2019
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net loss	$(28,856)	$(28,874)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	309	269
Stock-based compensation	2,460	2,422
Amortization of debt discount and issuance costs	268	113
Changes in operating assets and liabilities:
Accounts receivable	1,910	(3,483)
Grants and other receivables	—	118
Prepaid expenses and other assets	425	(1,342)
Inventory	(2,225)	1,419
Accounts payable	2,131	584
Accrued expenses and other liabilities	(4,390)	(920)
Cash used in operating activities	(27,968)	(29,694)
Investing activities:
Purchases of property and equipment	(70)	(168)
Cash used in investing activities	(70)	(168)
Financing activities:
Proceeds from long-term debt	30,000	—
Cash paid for financing costs	(622)	—
Proceeds from issuance of common stock under employee stock purchase plan	—	173
Proceeds from the exercise of stock options	—	15
Cash provided by financing activities	29,378	188
Effects of exchange rate changes on cash and cash equivalents	(5)	(6)
Net decrease in cash, cash equivalents and restricted cash	1,335	(29,680)
Cash, cash equivalents and restricted cash at beginning of period	147,165	201,011
Cash, cash equivalents and restricted cash at end of period	$148,500	$171,331
Supplemental disclosure of noncash activities:
Fixed asset purchases within accounts payable and accrued expenses	$218	$146
Recognition of right-of-use assets	$405	$2,484
Recognition of lease liabilities	$405	$2,961
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
The Company is a specialty pharmaceutical company focused on the development and commercialization of products for patients treated by ear, nose and throat (ENT) and allergy specialists. The Company's first commercial product, XHANCE® (fluticasone propionate) nasal spray, 93 mcg, is a therapeutic utilizing its proprietary Exhalation Delivery System (EDS) device that delivers a topically-acting corticosteroid for the treatment of chronic rhinosinusitis with nasal polyps and, if approved, chronic rhinosinusitis without nasal polyps (also referred to as chronic sinusitis). XHANCE was approved by the United States (US) Food and Drug Administration (FDA) in September 2017 for the treatment of nasal polyps in patients 18 years of age or older. XHANCE was made widely available through commercial channels in April 2018.
2. Liquidity
Since inception, the Company's operations have focused on organization and staffing, business planning, raising capital, establishing an intellectual property portfolio, conducting preclinical studies and clinical trials, pursuing regulatory approvals and most recently, commercializing XHANCE in the US. As of March 31, 2020, the Company had cash and cash equivalents of $148,475.
The Company will likely require additional capital in the future secured through equity or debt financings, partnerships, collaborations, or other sources in order to meet its debt service obligations, including repayment, under the Company's outstanding senior secured notes, and to carry out the Company's planned development and commercial activities. The terms of the outstanding senior secured notes, including applicable covenants, are described in Note 8. If additional capital is not secured when required, the Company may need to delay or curtail its operations until additional funding is received.
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
In the opinion of management, the accompanying unaudited interim financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the financial statements) considered necessary to present fairly the Company's financial position as of March 31, 2020 and its results of operations for the three months ended March 31, 2020 and 2019 and cash flows for the three months ended March 31, 2020 and 2019. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The unaudited interim financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2019 contained in the Company’s annual report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 5, 2020.

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
Customer and supplier concentration
XHANCE is sold to wholesale pharmaceutical distributors and Preferred Pharmacy Network (PPN) partners, who, in turn, sell XHANCE to pharmacies, hospitals and other customers. Five customers represent approximately 52% of the Company's accounts receivable at March 31, 2020 and five customers represent approximately 55% of the Company's net product sales for the three months ended March 31, 2020.
The Company purchases XHANCE and its components from several third-party suppliers and manufacturing partners, certain of which are available through a single source. Although the Company could obtain each of these components from alternative third-party suppliers, it would need to qualify and obtain FDA approval for another supplier as a source for each such component.
Fair value of financial instruments
At March 31, 2020 and December 31, 2019, the Company's financial instruments included cash and cash equivalents, accounts receivable, grants receivable, accounts payable and accrued expenses. The carrying amounts reported in the Company's financial statements for these instruments approximate their respective fair values because of the short-term nature of these instruments. In addition, at March 31, 2020, the Company believes the carrying value of long-term debt approximates fair value as the interest rates are reflective of the rate the Company could obtain on debt with similar terms and conditions. At March 31, 2020 and December 31, 2019, there were no financial assets or liabilities measured at fair value on a recurring basis.
Restricted cash
As of March 31, 2020 and December 31, 2019, the restricted cash balance included in prepaid expenses and other assets was $25 and $21, respectively.
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
Licensing revenues
The Company has license agreements with Inexia Limited (Inexia) and Currax Pharmaceuticals LLC (Currax). These license agreements provide for exclusive licensed rights to certain intellectual property, a non-refundable up-front payment, potential milestone payment(s) and potential royalty payment(s). The Company analyzed the performance obligations under the license agreements, the consideration received to date and the consideration the Company could receive in the future as part of its analysis related to ASC 606. No licensing revenues were recognized during the three months ended March 31, 2020 (Note 7).
Net income (loss) per common share
Basic net income (loss) per common share is determined by dividing net income (loss) applicable to Company common stock (Common Stock) holders by the weighted average common shares outstanding during the period. For the three months ended March 31, 2020 and 2019, the outstanding Common Stock options, Common Stock warrants and shares to be issued under the Company's 2017 Employee Stock Purchase Plan have been excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted net loss per share are the same.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)
Diluted net loss per common share for the periods presented do not reflect the following potential common shares, as the effect would be antidilutive:

	March 31,
	2020	2019
Stock options	8,373,040	7,777,367
Restricted stock units	1,287,986	—
Common stock warrants	2,677,188	1,866,831
Employee stock purchase plan	43,900	46,161
Total	12,382,114	9,690,359
Income taxes
In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the three months ended March 31, 2020 and 2019, the Company recorded no tax expense or benefit due to the expected current year loss and its historical losses. As of March 31, 2020 and December 31, 2019, the Company has concluded that a full valuation allowance is necessary for all of its net deferred tax assets. The Company had no amounts recorded for uncertain tax positions, interest or penalties in the accompanying consolidated financial statements.
Recent accounting pronouncements
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 eliminated certain exceptions and changed guidance on other matters. The exceptions relate to the allocation of income taxes in separate company financial statements, tax accounting for equity method investments and accounting for income taxes when the interim period year-to-date loss exceeds the anticipated full year loss. Changes relate to the accounting for franchise taxes that are income-based and non-income-based, determining if a step up in tax basis is part of a business combination or if it is a separate transaction, when enacted tax law changes should be included in the annual effective tax rate computation, and the allocation of taxes in separate company financial statements to a legal entity that is not subject to income tax. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the potential impact of the adoption of this standard on its results of operations, financial position and cash flows and related disclosures.
In August 2018, the FASB issued ASU No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.  ASU 2018-15 requires that certain implementation costs incurred in a cloud computing arrangement be deferred and recognized over the term of the arrangement. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, and early adoption is permitted. The Company adopted ASU 2016-02 on January 1, 2020 using the prospective transition method, which did not have a material impact on the Company’s results of operations, financial position, cash flows and related disclosures.
In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.  ASU 2018-13 resulted in certain modifications to fair value measurement disclosures, primarily related to level 3 fair value measurements. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, and early adoption is permitted. The Company adopted ASU 2018-13 on January 1, 2020, which did not have a material impact on the Company’s disclosures.
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
4. Inventory
Inventory consisted of the following:

	March 31, 2020	December 31, 2019
Raw materials	$1,900	$1,227
Work-in-process	1,008	676
Finished goods	2,801	1,581
Total inventory	$5,709	$3,484
Inventories are stated at the lower of cost or net realizable value, as determined on a first-in, first-out, basis.
5. Property and Equipment
Property and equipment, net, consisted of the following:

	March 31, 2020	December 31, 2019
Computer equipment and software	$1,089	$1,112
Furniture and fixtures	366	366
Machinery and equipment	3,116	3,142
Leasehold improvements	609	609
Construction in process	278	70
	5,458	5,299
Less: accumulated depreciation	(2,478)	(2,247)
	$2,980	$3,052
Depreciation expense was $308 and $269 for the three months ended March 31, 2020 and 2019, respectively. In addition, depreciation expense of $134 and $2 was charged to inventory and prepaid expenses and other assets, respectively, as of March 31, 2020, which represents depreciation expense related to equipment involved in the manufacturing process.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of:

	March 31, 2020	December 31, 2019
Accrued expenses:
Selling, general and administrative expenses	$5,615	$5,544
Research and development expenses	4,001	3,379
Payroll expenses	3,884	7,810
Product revenue allowances	12,016	12,858
Other	1,960	1,788
Total accrued expenses	27,476	31,379
Other current liabilities:
Lease liability	1,346	1,135
Total other current liabilities	1,346	1,135
Total accrued expenses and other current liabilities	$28,822	$32,514

7. Licensing Revenue
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
8. Long-term Debt
On September 12, 2019 (the Closing Date), the Company entered into a Note Purchase Agreement (the Pharmakon Senior Secured Notes) with funds managed by Pharmakon Advisors, LP (Pharmakon), the investment manager of the BioPharma Credit funds (BioPharma). The Pharmakon Senior Secured Notes provide the Company with up to $150,000 in debt financing, of which $80,000 was issued on the Closing Date. On February 13, 2020, the Company received an additional $30,000 (the First Delayed Draw Notes) after achieving the $9,000 XHANCE net sales and royalties threshold for the quarter ended December 31, 2019.
The remaining $40,000 of the Pharmakon Senior Secured Notes may be issued, at the Company's option, as follows:
•$20,000 of Pharmakon Senior Secured Notes between 15 days after the closing of the First Delayed Draw Notes and August 15, 2020 (the Second Delayed Draw Notes), subject to the Company achieving XHANCE net sales and royalties for the six months ended June 30, 2020 of at least $25,000; and
•$20,000 of Pharmakon Senior Secured Notes between 15 days after the closing of the Second Delayed Draw Notes and February 15, 2021 (the Third Delayed Draw Notes, and together with the First Delayed Draw Notes and Second Delayed Draw Notes, collectively, the Delayed Draw Notes), subject to the

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

Company achieving either (x) XHANCE net sales and royalties for the quarter ended September 30, 2020 of at least $14,500 or (y) XHANCE net sales and royalties for the six months ended December 31, 2020 of at least $31,000.
The issuance of the Third Delayed Draw Notes are not conditioned upon the issuance of the Second Delayed Draw Notes. Furthermore, if the Company fails to meet the XHANCE net sales and royalties thresholds required to issue the Second Delayed Draw Notes, the Company may request BioPharma to issue, in its sole discretion, the entire amount or any lesser amount of such Second Delayed Draw Notes upon the closing date of the Third Delayed Draw Notes (subject to the Company’s satisfaction of the net sales and royalties thresholds applicable to the Third Delayed Draw Notes).
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
In conjunction with the Pharmakon Senior Secured Notes, the Company paid an upfront fee of $1,125 on the Closing Date and issued warrants to purchase an aggregate of 810,357 shares of Common Stock at an exercise price equal to $6.72 per share, which expire on September 12, 2022. The upfront fees were recorded as debt discount at issuance and are being amortized to interest expense over the five year term of the loan. The Company also incurred $4,991 in debt issuance costs, including $2,404 related to the fair value of the warrants and $150 associated with the First Delayed Draw Notes, which are also being amortized to interest expense over the term of the Pharmakon Senior Secured Notes. The Company will incur additional debt issuance costs of 0.5% of the principal amount of the remaining Delayed Draw Notes, if issued.
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
The Pharmakon Senior Secured Notes are secured by a pledge of substantially all of the Company's assets and contains affirmative and negative covenants customary for financings of this type, including limitations on the Company’s and its subsidiaries’ ability, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, repay junior indebtedness and enter into affiliate transactions, in each case, subject to certain exceptions. In addition, the Pharmakon Senior Secured Notes contain financial covenants requiring the Company to maintain at all times certain minimum trailing twelve-month consolidated XHANCE net sales and royalties, tested on a quarterly basis, and at least $30,000 of cash and cash equivalents. As of March 31, 2020, the Company was in compliance with the covenants.
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
The Company recorded interest expense of $2,863 and $2,388 during the three months ended March 31, 2020 and 2019, respectively, in conjunction with both Pharmakon Senior Secured Notes and the Athyrium senior secured notes. Interest expense included total coupon interest, exit fees, front end fees and the amortization of debt issuance costs.
The long-term debt balance is comprised of the following:

	March 31, 2020	December 31, 2019
Face amount	$110,000	$80,000
Front end fees	(1,013)	(1,030)
Debt issuance costs	(4,331)	(4,439)
Long-term debt, net	$104,656	$74,531

9. Employee Benefit Plans
For US employees, the Company maintains a defined contribution 401(k) retirement plan. As of March 31, 2020, approximately $84 is recorded in accrued liabilities related to the Company match. The Company's contributions are made in cash.
For Norway and UK employees, the Company maintains defined contribution pension plans which meet the statutory requirements of those jurisdictions. The Company incurred costs related to the pension plans of $5 and $6 for the three months ended March 31, 2020 and 2019, respectively.
10. Stockholders' Equity
As of March 31, 2020, the Company had the following warrants outstanding to purchase shares of Common Stock:

Number of Shares	Exercise Price Per Share	Expiration Date
1,866,831	$8.16	November 1, 2020
810,357	$6.72	September 12, 2022

11. Stock-based Compensation
The Company recorded stock-based compensation expense related to stock options and shares issued under the Company's 2017 Employee Stock Purchase Plan (2017 Plan) in the following expense categories of its accompanying consolidated statements of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Cost of product sales	$54	$21
Research and development	257	243
General and administrative	2,149	2,158
	$2,460	$2,422
In addition, stock-based compensation expense of $38 and $1 was charged to inventory and prepaid expenses and other assets, respectively, during the three months ended March 31, 2020, which represents the total stock-

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

based compensation expense incurred related to employees involved in the manufacturing process of finished goods and samples during the period.
Stock Options
The Company issues stock-based awards pursuant to its 2010 Stock Incentive Plan. Effective as of October 12, 2017, the Company's 2010 Stock Incentive Plan was amended and restated (A&R Plan).The Company has issued service-based and performance-based stock options that generally have a contractual life of up to 10 years and may be exercisable in cash or as otherwise determined by the Company's board of directors or committee thereof. Vesting generally occurs over a period of not greater than four years. Performance-based options may vest upon the achievement of certain milestones in connection with the Company's development programs. Additionally, the Company has issued stock options in excess of the fair market value of Common Stock on the issuance date that were only exercisable upon a change in control or upon or after an initial public offering. As of March 31, 2020, all of the performance conditions related to performance-based stock options issued by the Company have been achieved.
The following table summarizes the activity related to stock option grants to employees and nonemployees for the three months ended March 31, 2020:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life
Outstanding at December 31, 2019	7,399,217	$9.81	6.37
Granted	1,146,258	5.65
Exercised	—	—
Expired	—	—
Forfeited	(172,435)	10.57
Outstanding at March 31, 2020	8,373,040	$9.22	6.59
Exercisable at March 31, 2020	4,844,852	$9.41	4.90
Vested and expected to vest at March 31, 2020	8,373,040	$9.22	6.59
During the three months ended March 31, 2020, stock options to purchase 1,146,258 shares of Common Stock were granted to employees and generally vest over four years. The stock options had an estimated weighted average grant date fair value of $3.44. During the three months ended March 31, 2019, stock options to purchase 1,686,800 shares of Common Stock were granted to employees that generally vest over four years. The stock options had an estimated weighted average grant date fair value of $4.67.
Included in the table above are 90,000 of options granted outside the A&R Plan. The grants were made pursuant to the NASDAQ inducement grant exception in accordance with NASDAQ Listing Rule 5635(c)(4).
The grant date fair value of each stock option grant was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Three Months Ended March 31,
	2020	2019
Risk free interest rate	0.75%	2.57%
Expected term (in years)	6.08	6.08
Expected volatility	68.34%	67.14%
Annual dividend yield	0.00%	0.00%
Fair value of common stock	$5.65	$7.49
At March 31, 2020, the unrecognized compensation cost related to unvested stock options expected to vest was $19,423. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 2.5 years.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

Restricted Stock Units
The Company has issued service-based and performance-based restricted stock units (RSUs). Vesting generally occurs over a period not greater than four years. Vesting of the performance-based RSUs is subject to the achievement of certain milestones in connection with the Company's development programs.
The following table summarizes the activity related to RSUs granted to employees for the three months ended March 31, 2020:

Shares
Balance at December 31, 2019	—
Granted	1,290,203
Vested and settled	—
Expired/ forfeited/ canceled	(2,217)
Balance at March 31, 2020	1,287,986
Expected to vest at March 31, 2020	1,287,986
In March 2020, the Company granted 1,290,203 RSUs at a grant date fair value of $5.41, of which 718,150 were service-based RSUs and 572,053 were performance-based RSUs. As of March 31, 2020, the milestones associated with the performance based-RSUs are not probable of achievement, and accordingly, no stock based compensation expense has been recognized to date for these awards. At March 31, 2020, the unrecognized compensation cost related to unvested service-based RSUs expected to vest was $3,806, to be recognized over an estimated weighted-average amortization period of 4.0 years. The unrecognized compensation cost related to unvested performance-based RSUs was $3,095, which will be recognized commencing in the period in which the performance condition is deemed probable of achievement over the remaining service period.
Included in the table above are 60,000 of RSUs granted outside the A&R Plan. The grants were made pursuant to the NASDAQ inducement grant exception in accordance with NASDAQ Listing Rule 5635(c)(4).
2017 Employee Stock Purchase Plan
Under the 2017 Plan, shares of Common Stock may be purchased by eligible employees who elect to participate in the 2017 Plan at 85% of the lower of the fair market value of Common Stock on the first or last day of designated offering periods. The Company recognized stock-based compensation expense of $150 and $114 during the three months ended March 31, 2020 and 2019, respectively, related to the 2017 Plan.
The Company calculated the fair value of each option grant and the shares issued under the 2017 Plan on the respective dates of grant using the following weighted average assumptions:

	Three Months Ended March 31,
	2020	2019
Risk free interest rate	1.57%	2.51%
Expected term (in years)	0.5	0.5
Expected volatility	79.59%	82.20%
Annual dividend yield	0.00%	0.00%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read this section in conjunction with our unaudited interim consolidated financial statements and related notes included in Part I. Item 1 of this Form 10-Q and our audited consolidated financial statements and related notes thereto and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (SEC) on March 5, 2020. In addition to historical information, some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. As a result of many factors, our actual results could differ materially from the results described in or implied by such forward-looking statements. Please refer to the "Note Regarding Forward-Looking Statements" section of this Form 10-Q for additional information.
Company Overview
We are a specialty pharmaceutical company focused on the development and commercialization of products for patients treated by ear, nose and throat (ENT) and allergy specialists. Our first commercial product, XHANCE® (fluticasone propionate) nasal spray, 93 micrograms (mcg), is a therapeutic utilizing our proprietary Exhalation Delivery System (EDS) device that delivers a topically-acting corticosteroid for the treatment of chronic rhinosinusitis with nasal polyps and, if approved, chronic rhinosinusitis without nasal polyps (also referred to as chronic sinusitis). Chronic rhinosinusitis is a serious nasal inflammatory disease that is treated using therapies, such as intranasal steroids (INS), which have significant limitations. We believe XHANCE has a differentiated clinical profile with the potential to become part of the standard of care for this disease because it is able to deliver medication to the primary site of inflammation high and deep in the nasal passages in regions not adequately reached by conventional INS.
In September 2017, the U.S. Food and Drug Administration (FDA) approved XHANCE for the treatment of nasal polyps in patients 18 years of age or older. XHANCE was made widely available through commercial channels in April 2018.
Business Updates in Response to the COVID-19 Pandemic
The COVID-19 pandemic has caused business and economic disruption, and the duration and impact of that disruption is uncertain at this time.
•In mid-March 2020, we transitioned to a full-time, virtual work environment in which all employees, including sales representatives (whom we refer to as territory managers), were encouraged to work from their place of residence. Our decision was based on actions taken by federal, state and local governments to contain the spread of severe acute respiratory coronavirus 2 (SARS-CoV-2) and the related Coronavirus Disease 2019 (COVID-19), as well as the impact of “social distancing” efforts and various mitigation actions implemented by healthcare practices across the United States.
•The new federal, state and local government requirements and guidance impact virtually all of the physicians' offices in which our territory managers detail XHANCE. These impacts include reduced patient visits, temporary halt of territory managers' visits, and closings of physicians' offices. Shortly after our transition to a full-time, virtual work environment, our territory managers began virtual details of XHANCE to target audience physicians.
•We are monitoring federal, state, and local government communications in anticipation that the various mitigation efforts will be updated to facilitate a return to a working environment with fewer restrictions that may enable our territory managers to return to in-person detailing of physicians, depending on the policies of those physician offices. Given the localized nature of the restrictions that are in place we are preparing for our territory managers to operate in an environment that will include a mix of virtual and in-person physician detailing with dependencies on geography and time.
•Late in the first quarter we began to observe an impact of the COVID-19 pandemic on XHANCE prescription growth. Based on third-party prescription data as well as data from PPN partners, XHANCE prescriptions increased by 8% for the six-week period ended April 24th compared to the prior six-week period ended March 13th. This six-week period coincides with our territory managers transition to a virtual detailing model and the nationwide COVID-19 related environmental shifts. Although XHANCE prescriptions have grown during this initial COVID-19 period, the rate of growth was below our pre-pandemic expectations. Due to the adverse effect of the COVID-19 pandemic on XHANCE prescription growth to date as well as the unknown effect in the future, we are withdrawing our previous XHANCE revenue guidance for 2020. If the effects of the COVID-19 pandemic on XHANCE net revenues become more certain, we will evaluate providing guidance for XHANCE net revenues. Additionally, the duration and magnitude of the negative impact from the COVID-19 pandemic on XHANCE net revenue are uncertain and may affect the availability of additional capital under our Pharmakon Note Purchase Agreement and our ability to remain in compliance with our revenue covenants thereunder.
•Due to the impacts of the COVID-19 pandemic, at least one of our contract manufacturers has implemented a reduced work schedule and additional precautions which will result in delays relating to the manufacture of XHANCE. Despite these delays, we believe that we have sufficient finished goods inventory of XHANCE available to support expected demand, however, the duration and magnitude of the negative impact from COVID-19 could constrain our supply of XHANCE.
•Previous guidance related to the expected timing of results from our ongoing chronic sinusitis trials indicated that results from both trials would be available in the second half of 2021. Pauses in patient enrollment due to factors related to COVID-19 have had, and may continue to have, varying effects in different geographies and over time but have not yet led to a change in our projected timeline for initial data availability. For those subjects currently participating in these studies, procedures to facilitate ongoing treatment and capture of data during periods of in-person care restrictions have been put in place.
•In light of the uncertainties created by the COVID-19 pandemic, we have taken actions to reduce 2020 operating expenses by approximately $17 million while preserving our ability to drive XHANCE growth and complete our ongoing chronic sinusitis trials. These expense reductions include a reprioritization of project spending, a reduction in payroll costs, and lower near-term clinical trial expenses as the result of temporarily paused patient enrollment at research sites in response to the acute COVID-19 environment.

The full impact of the COVID-19 pandemic on our business is still unknown. It is likely to continue to have negative impacts on XHANCE prescription growth and net revenues as result of fewer patients visiting physician offices, rising unemployment adversely affecting demand and payor mix, and the availability and cost of capital for us to fund our business operations and service our debt. We will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to our operations as necessary.

Additional Business Updates
We track and report metrics that we believe are an important part of assessing our progress in key strategic areas including:
•XHANCE Prescriptions and Market Share. Based on third-party prescription data as well as data from PPN partners, the total estimated number of XHANCE prescriptions in the first quarter of 2020 was 56,100, which represents 149% growth for prescriptions when compared to estimated first quarter 2019 prescriptions of 22,500. The INS prescription market increased approximately 6% from first quarter 2019 to first quarter 2020 based on third-party prescription data. In addition, the total estimated number of XHANCE prescriptions was 33,900 in the second quarter of 2019, 43,000 in the third quarter of 2019, and 54,300 in the fourth quarter of 2019. The total estimated number of XHANCE prescriptions in the six weeks ended April 24, 2020 was 28,000, which represents 8% growth for prescriptions when compared to the six weeks ended March 13, 2020 of 25,900. The INS prescription market decreased approximately 2% from the six weeks ended March 13, 2020 to the six weeks ended April 24, 2020 based on third-party prescription data.
A seasonal effect has historically been observed in the INS prescription market in which market volume generally peaks near the middle of the second quarter and declines into the early part of the third quarter of each calendar year. Based on third-party prescription data, the INS market increased 1% from the first quarter of 2019 to the second quarter of 2019, decreased 11% from the second quarter of 2019 to the third quarter of 2019, increased 9% from the third quarter of 2019 to the fourth quarter of 2019, and increased 8% from the fourth quarter of 2019 to the first quarter of 2020.
Although the underlying disease that we are treating is chronic and causes symptoms year-round, we believe the variation in patient flow through the offices of relevant specialists, and seasonality in disease flare-ups, has an impact on the number of patients that present themselves and who are therefore available to be prescribed a relatively new medication like XHANCE. Demand has historically been, and we expect will continue to be, impacted by the INS market seasonality and the seasonal variation in patient visits with their doctor resulting in reduced XHANCE prescription demand in the third quarter. Additionally, as we experienced in 2020, we expect that the first quarter prescription demand and average net revenue per prescription for XHANCE will be adversely impacted by the annual resetting of patient healthcare insurance plan deductibles and changes in individual patients' healthcare insurance coverage, both of which often occur in January.
We track the market share of XHANCE within our current target audience. For this purpose, we calculate market share as the proportion of XHANCE prescriptions to the number of prescriptions written for other INS within our current target audience of over 10,000 physicians. We believe market share, in addition to XHANCE prescription volume, provides important information regarding XHANCE utilization because market share normalizes XHANCE prescriptions for market effects including the INS market seasonality, seasonal variation in patient visits with their doctor, annual deductible resets and annual changes in individual patient's healthcare insurance coverage referenced above. Based on third-party prescription data as well as data from PPN partners, we estimate XHANCE had a market share of 1.5% in the first quarter of 2019, 2.2% in the second quarter of 2019, 3.0% in the third quarter of 2019, 3.5% in the fourth quarter of 2019, and 3.8% in the first quarter of 2020. Note that most of the INS prescriptions written within our target physician audience are for chronic sinusitis, allergic rhinitis and other conditions outside of our nasal polyp indication.
•XHANCE New Prescriptions and Refill Prescriptions. The underlying disease that we are treating is chronic and, as a result, many patients may fill multiple prescriptions per year. We monitor new prescriptions as they create the potential for future refill prescriptions. Based on third-party prescription data as well as data from PPN partners, the total estimated number of XHANCE new prescriptions in the first quarter of 2020 was 22,300, which represents 75% growth for new prescriptions when compared to estimated first quarter 2019 new prescriptions of 12,700. In addition, the total estimated number of XHANCE new prescriptions was 15,600 in second quarter 2019, 17,800 in the third quarter of 2019, and 21,200 in the fourth quarter of 2019.
We track refill prescriptions and provide patient assistance to support refill programs that are administered by our PPN partners. Based on third-party prescription data as well as data from PPN partners, the total estimated number of XHANCE refill prescriptions in the first quarter of 2020 was 33,700, which represents 246% growth for refill prescriptions when compared to estimated first quarter 2019 refill prescriptions of 9,800. In addition, the total estimated number of XHANCE refill prescriptions was 18,400 in second quarter 2019, 25,200 in the third quarter of 2019, and 33,000 in the fourth quarter of 2019.
•Prescribing Breadth and Depth. We track the number of physicians who prescribe XHANCE in a time period to evaluate the breadth of prescribing. Based on third-party prescription data as well as data from PPN partners, the total estimated number of physicians who had at least one patient fill a prescription for XHANCE in the first quarter of 2020 was 6,345, which represents 71% growth when compared to the estimated 3,706 physicians who had at least one patient fill a prescription for XHANCE in the first quarter of 2019. In addition, the total estimated number of physicians who had at least one patient fill a prescription for XHANCE was 4,442 in the second quarter of 2019, 5,075 in the third quarter of 2019, and 5,859 in the fourth quarter of 2019.
We also track the number of prescriptions filled by a prescribing physician's patients in a time period to evaluate depth of prescribing. Based on third-party prescription data as well as data from PPN partners, the total estimated number of physicians who had more than 15 XHANCE prescriptions filled by their patients in the first quarter of 2020 was 895, which represents 211% growth when compared to the estimated 288 physicians who had more than 15 XHANCE prescriptions filled by their patients in the first quarter of 2019. In addition, the total estimated number of physicians who had more than 15 XHANCE prescriptions filled by their patients was 523 in the second quarter of 2019, 665 in the third quarter of 2019, and 828 in the fourth quarter of 2019.
Sales, Marketing & Distribution
We have established a commercial infrastructure designed to drive adoption and sales of XHANCE with healthcare professionals who treat patients with nasal polyps. We believe that approximately 15,000 physicians treat an estimated 3.5 million chronic rhinosinusitis patients, an estimated 1.2 million of whom have chronic rhinosinusitis with nasal polyps.
Customer Model We have hired and deployed approximately 100 territory managers into unique, geographically-defined territories. These territory managers target over 10,000 ENTs, allergists and

“specialty-like” primary care physicians, and we target additional physicians through digital and non-personal promotion in areas where we do and do not have territory managers. Our sales team is equipped with educational materials demonstrating the benefit and safety profile of XHANCE. In the future we may increase the number of geographic territories as well as hire additional territory managers in order to increase the number of called-on target physicians and frequency of calls. We believe that in the long term, direct to consumer (DTC) advertising could be an effective way to increase XHANCE prescription growth. In the second half of 2019 we conducted a single-season, multi-channel, pilot DTC advertising program in three markets. We extended the pilot in the same markets during the early part of 2020 in order to continue to evaluate the potential benefits of such a program.

XHANCE Co-Pay Savings Program We believe our co-pay savings program provides an affordability solution for patients that physicians will support. This program provides patient co-pay assistance including a first prescription at no out-of-pocket cost ($0 co-pay) to eligible commercially insured patients and low subsequent co-pays for refills ranging from $0 to $50 per XHANCE unit.

Market Access Based on currently available third-party data and our internal analyses as of March 31, 2020, we believe that approximately 75% of commercially insured lives are currently in a plan in which we have contracted for XHANCE coverage. However, payors may change coverage levels for XHANCE, positively or negatively, at any time. Additionally, payors generally impose restrictions on access to or usage of XHANCE, such as by requiring prior authorizations or "step-edits". For example, insurers may require that a patient first use a generic INS prior to becoming eligible for coverage for XHANCE. Some healthcare providers may not complete the administrative process required to demonstrate or document that the patients for whom XHANCE has been prescribed meet the payors’ utilization management criteria (i.e., prior authorizations or step-edits) and, as a result, patients may not gain access to XHANCE treatment. In our contract negotiations with payors we seek to balance patient access and affordability, breadth of coverage, payor utilization management and rebates levels. We have also contracted with the Centers for Medicare and Medicaid Services for coverage of certain government insured lives and continue to expand XHANCE market access for other government-insured populations.

Trade and Distribution We sell XHANCE primarily to Preferred Pharmacy Network (PPN) partners with whom we contract to perform certain patient services such as patient insurance benefit verification. We established this channel to offer patients the option of filling prescriptions through a network of preferred pharmacies that may be able to better serve the needs of patients through services including delivery of XHANCE by mail and performing certain patient services such as patient insurance benefit verification. We also sell XHANCE to wholesale pharmaceutical distributors, who, in turn, sell XHANCE to pharmacies, hospitals and other customers. We have contracted with a third-party logistics provider for key services related to logistics, warehousing and inventory management, and distribution. Further, our third-party logistics provider provides customer order fulfillment services and accounts receivable management.
XHANCE Development
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
Net product revenues
Sales of XHANCE generated $7.1 million and $4.0 million in net product revenues for the three months ended March 31, 2020 and 2019, respectively. In accordance with GAAP, we determine net product revenues for

XHANCE, with specific assumptions for variable consideration components including but not limited to trade discounts and allowances, co-pay assistance programs and payor rebates.
Based on available XHANCE prescription data purchased from third parties and data from our PPN partners, who collectively dispensed 70% to 75% of our total prescriptions (TRxs) in the period, our average net product revenues per prescription for the first quarter of 2020 was approximately $126, a decrease compared to average net product revenues per prescription of $204 in fourth quarter of 2019.
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
The decrease in average net product revenues in the first quarter of 2020 from the fourth quarter 2019 is largely a consequence of the reset of many patient insurance deductibles in January. As a result of this annual reset, we expect greater copay support to be provided by us under our assistance programs. In addition, we believe another contributor to the expected first quarter 2020 decrease is related to changes in patients' healthcare insurance coverage that reduce demand for refill prescriptions early in the year. This reduction in refill prescriptions also has the effect of lowering average net product revenues per prescription as it reduces the proportion of prescriptions that are covered (reimbursed) by a commercial insurer, which results in us providing greater copay support under our assistance programs.
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
We plan to incur research and development expenses for the foreseeable future as we expect to continue the development of XHANCE for the treatment of chronic sinusitis and our other product candidates. At this time, due to the inherently unpredictable nature of preclinical and clinical development, compounded by the uncertainty introduced by the COVID-19 pandemic, the rate of subject enrollment, number of subjects required, and trial duration, we are unable to estimate with reasonable certainty the costs we will incur and the timelines we will require in our continued development efforts.
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
Other (income) expense
Other (income) expense consists primarily of foreign currency (income) losses due to exchange rate fluctuations on transactions denominated in a currency other than our functional currency.

Consolidated Results of Operations
Comparison of three months ended March 31, 2020 and 2019
The following table sets forth our selected consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenues:
Net product revenues	$7,062	$3,976
Licensing revenues	—	500
Total revenues	7,062	4,476
Costs and expenses:
Cost of product sales	1,356	738
Research and development	4,932	4,562
Selling, general and administrative	27,060	26,340
Total operating expenses	33,348	31,640
Loss from operations	(26,286)	(27,164)
Other (income) expense:
Interest (income) expense	2,531	1,704
Other (income) expense	39	6
Total other (income) expense	2,570	1,710
Net loss	$(28,856)	$(28,874)
Net product revenues
Net product revenues related to sales of XHANCE were $7.1 million and $4.0 million for the three months ended March 31, 2020 and 2019, respectively. Revenue growth is attributable primarily to an increase in units sold to customers, as a result of a greater number of XHANCE prescriptions dispensed during the thee months ended March 31, 2020.
Licensing revenues
Licensing revenues were $0.5 million for the three months ended March 31, 2019 as a result of the upfront payment received under the terms of the Inexia License Agreement. No licensing revenue was recognized during the three months ended March 31, 2020.
Cost of product sales
Cost of product sales related to XHANCE were $1.4 million and $0.7 million for the three months ended March 31, 2020 and 2019, respectively, with the increase primarily attributed to an increase in units sold to customers during the period.
Research and development expense
Research and development expense was $4.9 million and $4.6 million for the three months ended March 31, 2020 and 2019, respectively. The $0.3 million increase was attributable primarily to a $0.3 million increase in clinical expenses related to the conduct of our clinical trials of XHANCE for the treatment of chronic sinusitis and FDA-mandated pediatric studies.
Selling, general and administrative expense
Selling, general and administrative expense was $27.1 million and $26.3 million for the three months ended March 31, 2020 and 2019, respectively. The $0.8 million increase was due primarily to:
▪a $1.3 million increase in service fees paid to our PPN partners, the result of a greater number of XHANCE prescriptions dispensed by our PPN partners during the period; and
▪an $0.8 million increase in personnel, bonus and travel expenses due to increases in headcount and the expansion of our sales team.

This increase was offset by:
▪a $1.5 million decrease in expenses related to the sale of XHANCE, including marketing expenses.
Interest (income) expense, net
Interest (income) expense, net, was $2.5 million and $1.7 million for the three months ended March 31, 2020 and 2019, respectively. Interest expense was $2.9 million and $2.4 million for the three months ended March 31, 2020 and 2019, respectively, the increase was primarily related to the increased principal balance of our long-term debt. Interest expense was offset by interest income of $0.3 million and $0.7 million for the three months ended March 31, 2020 and 2019, respectively. Interest income decreased by $0.4 million as compared to the three months ended March 31, 2019 as a result of lower cash balances.
Liquidity and Capital Resources
Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. We incurred net losses of $28.9 million for both of the three months ended March 31, 2020 and 2019. As of March 31, 2020, we had an accumulated deficit of $456.8 million. We have funded our operations primarily through the sale and issuance of stock and debt, as well as through licensing revenues. As of March 31, 2020, we had $148.5 million in cash and cash equivalents.
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(27,968)	$(29,694)
Net cash used in investing activities	(70)	(168)
Net cash provided by financing activities	29,378	188
Effects of exchange rates on cash and cash equivalents	(5)	(6)
Net decrease in cash and cash equivalents	$1,335	$(29,680)
Operating activities
Cash used in operating activities decreased by $1.7 million, from $29.7 million for the three months ended March 31, 2019 to $28.0 million for the three months ended March 31, 2020. The decrease in cash used in operating activities was attributable primarily to an increase in revenue and the timing of payment of expenses.
Investing activities
Cash used in investing activities decreased $0.1 million from $0.2 million for the three months ended March 31, 2019 to $0.1 million for the three months ended March 31, 2020. The decrease in cash used in investing activities is related to purchases of manufacturing equipment during the three months ended March 31, 2019.
Financing activities
Cash provided by financing activities was $29.4 million for the three months ended March 31, 2020. Cash provided by financing activities was $0.2 million for the three months ended March 31, 2019. Cash provided by financing activities for the three months ended March 31, 2020 was primarily driven by the receipt of $30.0 million from the issuance of the First Delayed Draw Notes under the Pharmakon Senior Secured Notes offset by additional debt issuance costs of $0.2 million.
Senior Secured Note Purchase Agreement
On September 12, 2019 (the Closing Date), we entered into the Pharmakon Senior Secured Notes with funds managed by Pharmakon, the investment manager of the BioPharma Credit funds (BioPharma). The Pharmakon Senior Secured Notes provide us with up to $150.0 million in debt financing, of which $80.0 million was issued on the Closing Date and $30.0 million was issued on February 13, 2020 (the First Delayed Draw Notes). The remaining $40.0 million of the Pharmakon Senior Secured Notes may be issued, at our option, as follows:

•$20.0 million of Pharmakon Senior Secured Notes between 15 days after the closing of the First Delayed Draw Notes and August 15, 2020 (the Second Delayed Draw Notes), subject to our achievement of XHANCE net sales and royalties for the six months ended June 30, 2020 of at least $25.0 million; and

•$20.0 million of Pharmakon Senior Secured Notes between 15 days after the closing of the Second Delayed Draw Notes and February 15, 2021 (the Third Delayed Draw Notes, and together with the First Delayed Draw Notes and Second Delayed Draw Notes, collectively, the Delayed Draw Notes), subject to our achievement of either (x) XHANCE net sales and royalties for the quarter ended September 30, 2020 of at least $14.5 million or (y) XHANCE net sales and royalties for the six months ended December 31, 2020 of at least $31.0 million.

The issuance of the Third Delayed Draw Notes are not conditioned upon the issuance of the Second Delayed Draw Notes. Furthermore, if we fail to meet the XHANCE net sales royalties thresholds required to issue the Second Delayed Draw Notes, we may request BioPharma to issue, in its sole discretion, the entire amount or any lesser amount of such Second Delayed Draw Notes upon the closing date of the Third Delayed Draw Notes (subject to our satisfaction of the net sales and royalties thresholds applicable to the Third Delayed Draw Notes). The proceeds of the initial Pharmakon Senior Secured Notes issued on the Closing Date were used to repay all existing indebtedness under the note purchase agreement with Athyrium. The proceeds from the First Delayed Draw Notes are being used for general corporate purposes.

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
Projected 2020 operating expenses
We expect that our total GAAP operating expenses (consisting of selling, general & administrative expenses and research & development expenses) for 2020 will be between $131.0 million and $136.0 million of which approximately $11.0 million is expected to be stock-based compensation expense. Total GAAP operating expenses excluding stock-based compensation expense are expected to be between $120.0 million and $125.0 million. This updated guidance reflects a $17.0 million reduction in operating expenses from our previous guidance. In light of the COVID-19 pandemic and resulting impact on the business, the Company has taken actions to reduce 2020 operating expenses while preserving its ability to drive XHANCE growth and complete its ongoing chronic sinusitis trials. These expense reductions included a reprioritization project spending, a reduction in workforce including the freezing of new hires, and lower clinical trial expenses as the result of new patient enrollment in its chronic sinusitis program being temporarily paused in response to the COVID-19 pandemic. Despite the 2020 reduction in expenses, an increase in expenses from 2019 to 2020 is anticipated due to the annualization of the 2019 sales force expansion, an increase in fees paid to our PPN partners associated with higher projected XHANCE TRx volumes, and an increase in research and development expenses related to our clinical trial program in pursuit of a follow-on indication for XHANCE for the treatment of chronic sinusitis in the U.S.
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
▪service our debt obligations under the Pharmakon Senior Secured Notes issued in September 2019 and February 2020;
▪maintain infrastructure necessary to operate as a publicly-traded, commercial-stage company; and
▪hire additional staff and add operational, financial and information systems to execute our business plan.
Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
▪duration and impact of COVID-19 restrictions on our business;
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

Although it is difficult to predict our future liquidity requirements, we will likely require additional capital in the future secured through equity or debt financings, partnerships, collaborations, or other sources in order to meet the debt service obligations under our outstanding Pharmakon Senior Secured Notes, including repayment, and to carry out our planned development and commercial activities. As of March 31, 2020, we had access to up to an additional $40.0 million from the Pharmakon Senior Secured Notes subject to the achievement of certain milestones for XHANCE net sales and royalties and certain other conditions. Additional capital, secured in the future through equity or debt financings, partnerships, collaborations, or other sources, may not be available on a timely basis, on favorable terms, or at all, and such capital, if raised, may not be sufficient to meet our debt service obligations, including repayment, or enable us to continue to implement our long-term business strategy. If additional capital is not secured when required, we may need to delay or curtail our operations until such funding is received. If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition and results of operations could be materially adversely affected and we may need to delay or curtail our operations until such funding is received. Additionally, we may never become profitable, or if we do, we may not be able to sustain profitability on a recurring basis.
Off-balance sheet arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Contractual obligations and commitments
The following table summarizes our contractual obligations at March 31, 2020:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating leases(1)	$1,557	$1,399	$158	$—	$—
Long-term debt(2)	153,465	11,956	51,109	90,400	—
Total	$155,022	$13,355	$51,267	$90,400	$—
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
Critical accounting policies
The Critical Accounting Policies and Significant Judgments and Estimates included in our annual report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 5, 2020, have not materially changed.
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
Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a 15(e) and 15d 15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1A. RISK FACTORS
You should carefully consider the risk factors described under the caption "Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 5, 2020. Except as set forth below, there have been no material changes to the risk factors disclosed in our Form 10-K.
The coronavirus (COVID-19) pandemic has and may continue to adversely affect our business, results of operations and financial condition.
On March 13, 2020, the President of the United States announced a national emergency relating to the coronavirus (COVID-19) pandemic. Government authorities in the U.S. have recommended or imposed various social distancing, quarantine, and isolation measures on large portions of the population, and similar measures have also been taken in many other countries around the world.
In March 2020, we modified our business practices and transitioned to a full-time, virtual work environment in which all employees were encouraged to work from their place of residence if their job functions allowed, and all work-related travel was temporarily discontinued. A significant portion of the physicians' offices in which our territory managers detail XHANCE either were closed, had reduced patient flow or temporarily stopped sales representatives’ visits, which has hindered our ability to detail XHANCE to physicians' offices. If our territory managers continue to have a limited ability to meet with physicians and if patients’ visits to doctors continue to be limited, XHANCE prescription growth and net revenues will be adversely impacted. In addition, changes in insurance coverage or reimbursement levels by governmental authorities, private health insurers and other third-party payors, or in the type of such coverage held by patients, due to the impacts of the COVID-19 pandemic, including the related increase in unemployment in the U.S., may negatively impact XHANCE prescription growth and net revenues.
The duration and magnitude of the negative impact from the COVID-19 pandemic on XHANCE net revenues could also affect our ability to meet net revenue thresholds to draw additional capital under our Pharmakon Note Purchase Agreement and to remain in compliance with our revenue covenants. Furthermore, capital markets in the U.S. and around the world have also been negatively impacted by COVID-19, which may harm our business, including our ability to obtain future financing.
Our ability to enroll patients and retain principal investigators and site staff for our ongoing clinical trials have been, and could continue to be, impaired due to the COVID-19 outbreak in their geographic areas, the prioritization of medical resources toward the COVID-19 pandemic, or as a result of quarantines and other restrictions that interrupt healthcare services. Furthermore, patients, investigators, or site staff may be unwilling or unable to comply with clinical trial protocols due to COVID-19 illness, concerns about the pandemic, or quarantines or other restrictions that impede their movement. Any interruption in the supply of the study drug might also delay our ability to complete our ongoing clinical trials. Significant delays in the completion of our ongoing clinical trials are costly and could adversely affect our business and financial condition.
COVID-19 may also have an adverse impact on our contract manufacturers, suppliers, PPN partners, wholesalers, distributors and third party logistic provider as a result of employees or other key personnel becoming infected, preventive and precautionary measures that governments or such third parties are taking, such as social distancing, quarantines, and other restrictions, and shortages of supplies necessary for the manufacture of XHANCE. Any of these circumstances could adversely impact the ability of third parties on which we rely to manufacture and distribute adequate volumes of XHANCE. For example, our contract manufacturer for the formulation and assembly of finished XHANCE drug product notified us in April that, in response to the current pandemic, it was implementing a reduced work schedule which will result in delays relating to the assembly of XHANCE finished goods. While we believe that we have sufficient inventory of XHANCE available to support expected demand, any further or other unexpected delays could constrain our supply of XHANCE.
The extent to which the coronavirus impacts our business and the third parties on whom we rely, such as our contract manufacturers, suppliers, PPN partners, wholesalers, distributors, third party logistics, contract research organizations, investigators for our clinical trials and other vendors, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus, the actions to contain the coronavirus or treat its impact, and the speed with which and the extent to which normal economic and operating conditions resume, among others.

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
10.1
Employment Agreement, dated February 17, 2020, between OptiNose US, Inc. and Victor M. Clavelli (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K (File No. 001-38241) as filed with the SEC on February 19, 2020).

10.2
Relocation Agreement, dated February 17, 2020, between OptiNose US, Inc. and Victor M. Clavelli (incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K (File No. 001-38241) as filed with the SEC on February 19, 2020).

10.3
Form of Non-Qualified Stock Option Agreement (Inducement Grant) (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K (File No. 001-38241) as filed with the SEC on February 19, 2020).

10.4	*	Form of Restricted Stock Unit Agreement (Inducement Grant).
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.
32.1	*	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer.
32.2	*	Certification Pursuant to 18 U.S.C. Section 1350 of principal financial officer.
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTINOSE, INC.
Date:	May 7, 2020	By:	/s/ KEITH A. GOLDAN
			Name:	Keith A. Goldan
			Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)