Form 10-Q
period 2020-06-30
OptiNose, Inc.
filed 2020-08-04
CIK 1494650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares of the registrant's common stock outstanding at July 31, 2020 was 45,992,273 shares.

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
▪development plans and objectives for OPN-019, the potential benefits of OPN-019 and our intention to fund initial development of OPN-019 within our current operating expense plan and to seek grants, partnerships and/or other sources of capital to fund future development;
▪the potential for the co-promote agreement with kaléo to increase promotional reach and frequency starting by the fourth quarter of 2020;
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
▪the potential to be eligible for additional cash under the Pharmakon Note Purchase Agreement;
▪our expectation that our existing cash, plus potential additional cash that may become available to us under the Pharmakon Note Purchase Agreement, could fund operations until we have top line data from at least one of the chronic sinusitis trials, expected in the second half of 2021;
▪our expectation that the average net revenue per prescription will improve for the remainder of 2020;

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

PART I

ITEM 1. FINANCIAL STATEMENTS
OptiNose, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$125,266	$147,144
Accounts receivable, net	14,096	13,643
Inventory	6,125	3,484
Prepaid expenses and other current assets	3,418	3,789
Total current assets	148,905	168,060
Property and equipment, net	2,790	3,052
Other assets	1,353	1,538
Total assets	$153,048	$172,650
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,505	$3,625
Accrued expenses and other current liabilities	31,393	32,514
Total current liabilities	34,898	36,139
Long-term debt, net	104,947	74,531
Other liabilities	594	397
Total liabilities	140,439	111,067
Stockholders' equity:
Common stock, $0.001 par value; 200,000,000 shares authorized at June 30, 2020 and December 31, 2019; 45,992,273 and 45,906,162 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	46	46
Additional paid-in capital	495,329	489,565
Accumulated deficit	(482,688)	(427,980)
Accumulated other comprehensive loss	(78)	(48)
Total stockholders' equity	12,609	61,583
Total liabilities and stockholders' equity	$153,048	$172,650
See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2020 and 2019
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Net product revenues	$10,272	$6,677	$17,334	$10,653
Licensing revenues	—	—	—	500
Total revenues	10,272	6,677	17,334	11,153
Costs and expenses:
Cost of product sales	1,700	1,089	3,056	1,827
Research and development	5,474	5,295	10,406	9,857
Selling, general and administrative	25,697	26,000	52,757	52,340
Total operating expenses	32,871	32,384	66,219	64,024
Loss from operations	(22,599)	(25,707)	(48,885)	(52,871)
Other (income) expense:
Interest income	(33)	(716)	(365)	(1,400)
Interest expense	3,293	2,389	6,156	4,777
Foreign currency (gains) losses	(7)	(3)	32	3
Net loss	$(25,852)	$(27,377)	$(54,708)	$(56,251)
Net loss per share of common stock, basic and diluted	$(0.56)	$(0.66)	$(1.19)	$(1.36)
Weighted average common shares outstanding, basic and diluted	45,908,104	41,310,608	45,907,133	41,283,478
See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Comprehensive Loss
For the Three and Six Months Ended June 30, 2020 and 2019
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(25,852)	$(27,377)	$(54,708)	$(56,251)
Other comprehensive loss:
Foreign currency translation adjustment	(5)	(13)	(30)	(10)
Comprehensive loss	$(25,857)	$(27,390)	$(54,738)	$(56,261)
See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(in thousands, except share data)

Six Months Ended June 30, 2020
	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2019	45,906,162	$46	$489,565	$(427,980)	$(48)	$61,583
Stock compensation expense	—	—	2,429	—	—	2,429
Foreign currency translation adjustment	—	—	—	—	(25)	(25)
Net loss	—	—	—	(28,856)	—	(28,856)
Balance at March 31, 2020	45,906,162	$46	$491,994	$(456,836)	$(73)	$35,131
Stock compensation expense	—	—	2,748	—	—	2,748
Exercise of common stock options	15,806	—	71	—	—	71
Issuance of common stock under employee stock purchase plan	70,305	—	516	—	—	516
Foreign currency translation adjustment	—	—	—	—	(5)	(5)
Net loss	—	—	—	(25,852)	—	(25,852)
Balance at June 30, 2020	45,992,273	$46	$495,329	$(482,688)	$(78)	$12,609

Six Months Ended June 30, 2019
	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2018	41,227,530	$41	$436,554	$(317,927)	$(57)	$118,611
Stock compensation expense	—	—	2,425	—	—	2,425
Exercise of common stock options	5,000	—	15	—	—	15
Issuance of common stock under employee stock purchase plan	31,892	—	173	—	—	173
Foreign currency translation adjustment	—	—	—	—	3	3
Net loss	—	—	—	(28,874)	—	(28,874)
Balance at March 31, 2019	41,264,422	$41	$439,167	$(346,801)	$(54)	$92,353
Stock compensation expense	—	—	2,716	—	—	2,716
Exercise of common stock options	88,587	—	354	—	—	354
Issuance of common stock under employee stock purchase plan	77,909	—	439	—	—	439
Foreign currency translation adjustment	—	—	—	—	(13)	(13)
Net loss	—	—	—	(27,377)	—	(27,377)
Balance at June 30, 2019	41,430,918	$41	$442,676	$(374,178)	$(67)	$68,472

See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2020 and 2019
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net loss	$(54,708)	$(56,251)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	563	592
Stock-based compensation	5,232	5,117
Amortization of debt discount and issuance costs	570	234
Changes in operating assets and liabilities:
Accounts receivable	(453)	(7,001)
Grants and other receivables	—	(48)
Prepaid expenses and other assets	1,244	1,096
Inventory	(2,620)	2,803
Accounts payable	253	(4,253)
Accrued expenses and other liabilities	(1,599)	129
Cash used in operating activities	(51,518)	(57,582)
Investing activities:
Purchases of property and equipment	(309)	(423)
Cash used in investing activities	(309)	(423)
Financing activities:
Proceeds from long-term debt	34,447	—
Repayment of long-term debt	(4,447)	—
Cash paid for financing costs	(637)	—
Proceeds from issuance of common stock under employee stock purchase plan	516	612
Proceeds from the exercise of stock options	71	369
Cash provided by financing activities	29,950	981
Effects of exchange rate changes on cash and cash equivalents	(9)	(9)
Net decrease in cash, cash equivalents and restricted cash	(21,886)	(57,033)
Cash, cash equivalents and restricted cash at beginning of period	147,165	201,011
Cash, cash equivalents and restricted cash at end of period	$125,279	$143,978
Supplemental disclosure of noncash activities:
Fixed asset purchases within accounts payable and accrued expenses	$82	$35
Recognition of right-of-use assets	$742	$3,724
Recognition of lease liabilities	$742	$4,201
See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

1. Organization and Description of Business
OptiNose, Inc. (the Company) was incorporated in Delaware in May 2010 (inception) and has facilities in Yardley, Pennsylvania, Ewing, New Jersey, and Oslo, Norway. The Company's predecessor entity, OptiNose AS, was formed under the laws of Norway in September 2000. In 2010, OptiNose AS became a wholly-owned subsidiary of the Company as part of an internal reorganization.
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
2. Liquidity
Since inception, the Company's operations have focused on organization and staffing, business planning, raising capital, establishing an intellectual property portfolio, conducting preclinical studies and clinical trials, pursuing regulatory approvals and most recently, commercializing XHANCE in the US. As of June 30, 2020, the Company had cash and cash equivalents of $125,266.
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
In the opinion of management, the accompanying unaudited interim financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the financial statements) considered necessary to present fairly the Company's financial position as of June 30, 2020 and its results of operations for the three and six months ended June 30, 2020 and 2019 and cash flows for the six months ended June 30, 2020 and 2019. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The unaudited interim financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2019 contained in the Company’s annual report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 5, 2020.

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
Customer and supplier concentration
XHANCE is sold to wholesale pharmaceutical distributors and Preferred Pharmacy Network (PPN) partners, who, in turn, sell XHANCE to pharmacies, hospitals and other customers. Five customers represent approximately 51% of the Company's accounts receivable at June 30, 2020 and five customers represent approximately 48% and 49% of the Company's net product sales for the three and six months ended June 30, 2020, respectively.
The Company purchases XHANCE and its components from several third-party suppliers and manufacturing partners, certain of which are available through a single source. Although the Company could obtain each of these components from alternative third-party suppliers, it would need to qualify and obtain FDA approval for another supplier as a source for each such component.
Fair value of financial instruments
At June 30, 2020 and December 31, 2019, the Company's financial instruments included cash and cash equivalents, accounts receivable, grants receivable, accounts payable and accrued expenses. The carrying amounts reported in the Company's financial statements for these instruments approximate their respective fair values because of the short-term nature of these instruments. In addition, at June 30, 2020, the Company believes the carrying value of long-term debt approximates fair value as the interest rates are reflective of the rate the Company could obtain on debt with similar terms and conditions. At June 30, 2020 and December 31, 2019, there were no financial assets or liabilities measured at fair value on a recurring basis.
Restricted cash
As of June 30, 2020 and December 31, 2019, the restricted cash balance included in prepaid expenses and other assets was $13 and $21, respectively.
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
Licensing revenues
The Company has license agreements with Inexia Limited (Inexia) and Currax Pharmaceuticals LLC (Currax). These license agreements provide for exclusive licensed rights to certain intellectual property, a non-refundable up-front payment, potential milestone payment(s) and potential royalty payment(s). The Company analyzed the performance obligations under the license agreements, the consideration received to date and the consideration the Company could receive in the future as part of its analysis related to ASC 606. No licensing revenues were recognized during the three and six months ended June 30, 2020 (Note 7).
Net income (loss) per common share
Basic net income (loss) per common share is determined by dividing net income (loss) applicable to Company common stock (Common Stock) holders by the weighted average common shares outstanding during the period. For the three and six months ended June 30, 2020 and 2019, the outstanding Common Stock options, Common Stock warrants and shares to be issued under the Company's 2017 Employee Stock Purchase Plan have been excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted net loss per share are the same.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)
Diluted net loss per common share for the periods presented do not reflect the following potential common shares, as the effect would be antidilutive:

	June 30,
	2020	2019
Stock options	8,385,831	7,983,370
Restricted stock units	1,274,354	—
Common stock warrants	2,677,188	1,866,831
Total	12,337,373	9,850,201
Income taxes
In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the three and six months ended June 30, 2020 and 2019, the Company recorded no tax expense or benefit due to the expected current year loss and its historical losses. As of June 30, 2020 and December 31, 2019, the Company has concluded that a full valuation allowance is necessary for all of its net deferred tax assets. The Company had no amounts recorded for uncertain tax positions, interest or penalties in the accompanying consolidated financial statements.
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
4. Inventory
Inventory consisted of the following:

	June 30, 2020	December 31, 2019
Raw materials	$1,796	$1,227
Work-in-process	1,745	676
Finished goods	2,584	1,581
Total inventory	$6,125	$3,484
Inventories are stated at the lower of cost or net realizable value, as determined on a first-in, first-out, basis.
5. Property and Equipment
Property and equipment, net, consisted of the following:

	June 30, 2020	December 31, 2019
Computer equipment and software	$1,102	$1,112
Furniture and fixtures	366	366
Machinery and equipment	3,122	3,142
Leasehold improvements	609	609
Construction in process	357	70
	5,556	5,299
Less: accumulated depreciation	(2,766)	(2,247)
	$2,790	$3,052
Depreciation expense was $254 and $322 for the three months ended June 30, 2020 and 2019, respectively. Depreciation expense was $562 and $591 for the six months ended June 30, 2020 and 2019, respectively. In addition, depreciation expense of $259 and $10 was charged to inventory and prepaid expenses and other assets, respectively, as of June 30, 2020, which represents depreciation expense related to equipment involved in the manufacturing process.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of:

	June 30, 2020	December 31, 2019
Accrued expenses:
Selling, general and administrative expenses	$5,469	$5,544
Research and development expenses	4,468	3,379
Payroll expenses	5,309	7,810
Product revenue allowances	13,386	12,858
Other	1,505	1,788
Total accrued expenses	30,137	31,379
Other current liabilities:
Lease liability	1,256	1,135
Total other current liabilities	1,256	1,135
Total accrued expenses and other current liabilities	$31,393	$32,514

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
At the Company's option, $20,000 of Pharmakon Senior Secured Notes may be issued between August 15, 2020 and February 15, 2021 (the Third Delayed Draw Notes, and together with the First Delayed Draw Notes and Second Delayed Draw Notes, collectively, the Delayed Draw Notes) subject to the Company achieving either (x) XHANCE net sales and royalties for the quarter ended September 30, 2020 of at least $14,500 or (y) XHANCE net sales and royalties for the six months ended December 31, 2020 of at least $31,000.
The issuance of the Third Delayed Draw Notes is not conditioned upon the issuance of the Second Delayed Draw Notes. Additionally, upon the closing date of the Third Delayed Draw Notes (subject to the Company’s satisfaction of the net sales and royalties thresholds applicable to the Third Delayed Draw Notes), the Company may request and BioPharma may issue, in its sole discretion, up to an additional $20,000 of Pharmakon Senior Secured Notes

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

(representing the Second Delayed Draw Notes for which the Company did not satisfy the net sales and royalty thresholds for the quarter ended March 31, 2020 or the six months ended June 30,2020).
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
The Pharmakon Senior Secured Notes are secured by a pledge of substantially all of the Company's assets and contains affirmative and negative covenants customary for financings of this type, including limitations on the Company’s and its subsidiaries’ ability, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, repay junior indebtedness and enter into affiliate transactions, in each case, subject to certain exceptions. In addition, the Pharmakon Senior Secured Notes contain financial covenants requiring the Company to maintain at all times certain minimum trailing twelve-month consolidated XHANCE net sales and royalties, tested on a quarterly basis, and at least $30,000 of cash and cash equivalents. As of June 30, 2020, the Company was in compliance with the covenants.
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
The Company recorded interest expense of $3,293 and $2,389 during the three months ended June 30, 2020 and 2019, respectively, and $6,156 and $4,777 during the six months ended June 30, 2020 and 2019, respectively, in conjunction with both Pharmakon Senior Secured Notes and the Athyrium senior secured notes. Interest expense included total coupon interest, exit fees, front end fees and the amortization of debt issuance costs.
The long-term debt balance is comprised of the following:

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
Face amount	$110,000	$80,000
Front end fees	(956)	(1,030)
Debt issuance costs	(4,097)	(4,439)
Long-term debt, net	$104,947	$74,531

9. Employee Benefit Plans
For US employees, the Company maintains a defined contribution 401(k) retirement plan. As of June 30, 2020, approximately $97 is recorded in accrued liabilities related to the Company match. The Company's contributions are made in cash.
For Norway and UK employees, the Company maintains defined contribution pension plans which meet the statutory requirements of those jurisdictions. The Company incurred costs related to the pension plans of $5 for the three months ended June 30, 2020 and 2019, and $10 and $11 for the six months ended June 30, 2020 and 2019, respectively.
10. Stockholders' Equity
As of June 30, 2020, the Company had the following warrants outstanding to purchase shares of Common Stock:

Number of Shares	Exercise Price Per Share	Expiration Date
1,866,831	$8.16	November 1, 2020
810,357	$6.72	September 12, 2022

11. Stock-based Compensation
The Company recorded stock-based compensation expense related to stock options and shares issued under the Company's 2017 Employee Stock Purchase Plan (2017 Plan) in the following expense categories of its accompanying consolidated statements of operations for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of product sales	$34	$26	$88	$45
Research and development	331	284	588	527
General and administrative	2,407	2,387	4,556	4,545
	$2,772	$2,697	$5,232	$5,117
In addition, stock-based compensation expense of $52 and $1 was charged to inventory and prepaid expenses and other assets, respectively, during the six months ended June 30, 2020, which represents the total stock-based compensation expense incurred related to employees involved in the manufacturing process of finished goods and samples during the period.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

Stock Options
The Company issues stock-based awards pursuant to its 2010 Stock Incentive Plan. Effective as of October 12, 2017, the Company's 2010 Stock Incentive Plan was amended and restated (A&R Plan).The Company has issued service-based and performance-based stock options that generally have a contractual life of up to 10 years and may be exercisable in cash or as otherwise determined by the Company's board of directors or committee thereof. Vesting generally occurs over a period of not greater than four years. Performance-based options may vest upon the achievement of certain milestones in connection with the Company's development programs. Additionally, the Company has issued stock options in excess of the fair market value of Common Stock on the issuance date that were only exercisable upon a change in control or upon or after an initial public offering. As of June 30, 2020, all of the performance conditions related to performance-based stock options issued by the Company have been achieved.
The following table summarizes the activity related to stock option grants to employees and nonemployees for the six months ended June 30, 2020:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life
Outstanding at December 31, 2019	7,399,217	$9.81	6.37
Granted	1,259,331	5.64
Exercised	(15,806)	4.50
Expired	—	—
Forfeited	(256,911)	9.91
Outstanding at June 30, 2020	8,385,831	$9.19	6.37
Exercisable at June 30, 2020	5,236,017	$9.47	4.92
Vested and expected to vest at June 30, 2020	8,385,831	$9.19	6.37
During the six months ended June 30, 2020, stock options to purchase 1,259,331 shares of Common Stock were granted to employees and generally vest over four years. The stock options had an estimated weighted average grant date fair value of $3.44. During the six months ended June 30, 2019, stock options to purchase 2,013,173 shares of Common Stock were granted to employees that generally vest over four years. The stock options had an estimated weighted average grant date fair value of $4.80.
Included in the table above are 90,000 of options granted outside the A&R Plan. The grants were made pursuant to the NASDAQ inducement grant exception in accordance with NASDAQ Listing Rule 5635(c)(4).
The grant date fair value of each stock option grant was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Six Months Ended June 30,
	2020	2019
Risk free interest rate	0.72%	2.51%
Expected term (in years)	6.03	6.05
Expected volatility	68.64%	67.02%
Annual dividend yield	0.00%	0.00%
Fair value of common stock	$5.64	$7.73
At June 30, 2020, the unrecognized compensation cost related to unvested stock options expected to vest was $17,030. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 2.29 years.

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
The following table summarizes the activity related to RSUs granted to employees for the six months ended June 30, 2020:

Shares
Balance at December 31, 2019	—
Granted	1,290,203
Vested and settled	—
Expired/ forfeited/ canceled	(15,849)
Balance at June 30, 2020	1,274,354
Expected to vest at June 30, 2020	1,274,354
In March 2020, the Company granted 1,290,203 RSUs at a grant date fair value of $5.41, of which 718,150 were service-based RSUs and 572,053 were performance-based RSUs. As of June 30, 2020, the milestones associated with the performance based-RSUs are not probable of achievement, and accordingly, no stock based compensation expense has been recognized to date for these awards. At June 30, 2020, the unrecognized compensation cost related to unvested service-based RSUs expected to vest was $3,502, to be recognized over an estimated weighted-average amortization period of 3.71 years. The unrecognized compensation cost related to unvested performance-based RSUs was $3,095, which will be recognized commencing in the period in which the performance condition is deemed probable of achievement over the remaining service period.
Included in the table above are 60,000 of RSUs granted outside the A&R Plan. The grants were made pursuant to the NASDAQ inducement grant exception in accordance with NASDAQ Listing Rule 5635(c)(4).
2017 Employee Stock Purchase Plan
Under the 2017 Plan, shares of Common Stock may be purchased by eligible employees who elect to participate in the 2017 Plan at 85% of the lower of the fair market value of Common Stock on the first or last day of designated offering periods. The Company recognized stock-based compensation expense of $137 and $114 during the three months ended June 30, 2020 and 2019, respectively, and $287 and $228 during the six months ended June 30, 2020 and 2019, respectively, related to the 2017 Plan.
The Company calculated the fair value of each option grant and the shares issued under the 2017 Plan on the respective dates of grant using the following weighted average assumptions:

	Six Months Ended June 30,
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
•Federal, state and local government requirements and guidances have impacted virtually all of the physicians' offices in which our territory managers detail XHANCE. These impacts include reduced patient visits, temporary halt of territory managers' visits, and temporary closings of physicians' offices. Shortly after our transition to a full-time, virtual work environment, our territory managers began virtual details of XHANCE to target audience physicians.
•We have been monitoring, and will continue to monitor, federal, state, and local government requirements and guidances. In certain instances, the various mitigation efforts have been updated to facilitate a return to a working environment with fewer restrictions. Where permitted by local requirements and the policies of physician offices, our territory managers began to return to in-person detailing of physicians in May and June. Given the localized nature of the restrictions that are in place and the potential for restrictions to return we have equipped our territory managers to operate in an environment that will include a mix of virtual and in-person physician detailing with dependencies on geography and time.
•Late in the first quarter we began to observe an adverse impact of the COVID-19 pandemic on XHANCE prescription growth. This adverse impact was most pronounced during the "shelter-in-place" mitigation efforts that were prevalent from late-March through May. Although XHANCE prescription growth (and in particular, new prescription growth) continues to be adversely impacted by the COVID-19 pandemic, the magnitude of the impact has slowly improved as federal, state and local government requirements and guidances have been updated to facilitate economic reopening. Based on third-party prescription data as well as data from Preferred Pharmacy Network (PPN) partners, XHANCE prescriptions increased 11% from first quarter 2020 to second quarter 2020. Although XHANCE prescriptions have grown during this initial COVID-19 period, the rate of growth was below our pre-pandemic expectations. Due to the adverse effect of the COVID-19 pandemic on XHANCE prescription growth to date, as well as the unknown effect in the future, we withdrew our previous XHANCE revenue guidance for 2020. If the effects of the COVID-19 pandemic on XHANCE net revenues become more certain, we will evaluate providing guidance for XHANCE net revenues. Additionally, the duration and magnitude of the negative impact from the COVID-19 pandemic on XHANCE net revenue are uncertain and may affect the availability of additional capital under our Pharmakon Note Purchase Agreement and our ability to remain in compliance with our revenue covenants thereunder.
•Due to the impacts of the COVID-19 pandemic, one of our contract manufacturers implemented a reduced work schedule and additional precautions which resulted in delays relating to the manufacture of XHANCE in second quarter 2020 but did not result in an interruption to commercial or clinical supply. Currently, all of our manufacturers are manufacturing XHANCE finished goods on time. Additionally, we believe we are maintaining appropriate levels of finished product inventories in the event of future supply disruption, however, the duration and magnitude of a future negative impact from COVID-19 could constrain our supply of XHANCE.
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
•In light of the uncertainties created by the COVID-19 pandemic, in May 2020 we announced actions to reduce 2020 operating expenses while preserving our ability to drive XHANCE growth and complete our ongoing chronic sinusitis trials. These expense reductions include a reprioritization of project spending, a reduction in payroll costs, and lower near-term clinical trial expenses as the result of temporarily paused patient enrollment at research sites in response to the acute COVID-19 environment.

The full impact of the COVID-19 pandemic on our business is still unknown. It is likely to continue to have negative impacts on XHANCE prescription growth and net revenues as a result of fewer patients visiting physician offices, rising unemployment adversely affecting demand and payor mix, and the availability and cost of capital for us to fund our business operations and service our debt. We will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to our operations as necessary.
Additional Business Updates
We track and report metrics that we believe are an important part of assessing our progress in key strategic areas including:
•XHANCE Prescriptions and Market Share. Based on third-party prescription data as well as data from PPN partners, the total estimated number of XHANCE prescriptions in the second quarter of 2020 was 62,500, which represents 84% growth for prescriptions when compared to estimated second quarter 2019 prescriptions of 33,900. The INS prescription market decreased approximately 12% from second quarter 2019 to second quarter 2020 based on third-party prescription data. In addition, the total estimated number of XHANCE prescriptions was 43,000 in the third quarter of 2019, 54,300 in the fourth quarter of 2019, and 56,100 in the first quarter of 2020.
A seasonal effect has historically been observed in the INS prescription market in which market volume generally peaks near the middle of the second quarter and declines into the early part of the third quarter of each calendar year. As the result of the COVID-19 pandemic we expect the market volume peak and subsequent declines to be different in 2020. Based on third-party prescription data, the INS market decreased 11% from the second quarter of 2019 to the third quarter of 2019, increased 9% from the third quarter of 2019 to the fourth quarter of 2019, increased 8% from the fourth quarter of 2019 to the first quarter of 2020, and decreased 16% from the first quarter of 2020 to the second quarter of 2020.
Although the underlying disease that we are treating is chronic and causes symptoms year-round, we believe the variation in patient flow through the offices of relevant specialists, and seasonality in disease flare-ups, has an impact on the number of patients that present themselves and who are therefore available to receive a new prescription for XHANCE. Demand has historically been, and we expect will continue to be, impacted by the INS market seasonality and the seasonal variation in patient visits with their doctor resulting in reduced XHANCE prescription demand in the third quarter. Additionally, as we experienced in 2020, we expect that the first quarter prescription demand and average net revenue per prescription for XHANCE will be adversely impacted in future years by the annual resetting of patient healthcare insurance plan deductibles and changes in individual patients' healthcare insurance coverage, both of which often occur in January.
We track the market share of XHANCE within our current target audience. For this purpose, we calculate market share as the proportion of XHANCE prescriptions to the number of prescriptions written for other INS within our current target audience of over 10,000 physicians. We believe market share, in addition to XHANCE prescription volume, provides important information regarding XHANCE utilization because market share normalizes XHANCE prescriptions for market effects including the INS market seasonality, seasonal variation in patient visits with their doctor, annual deductible resets and annual changes in individual patient's healthcare insurance coverage referenced above. Based on third-party prescription data as well as data from PPN partners, we estimate XHANCE had a market share of 2.2% in the second quarter of 2019, 3.0% in the third quarter of 2019, 3.5% in the fourth quarter of 2019, 3.8% in the first quarter of 2020, and 5.6% in the second quarter of 2020. Note that most of the INS prescriptions written within our target physician audience are for chronic sinusitis, allergic rhinitis and other conditions outside of our nasal polyp indication. Our target physician audience is subject to revision each quarter to account for changes such as revised sales target prioritization, and physician retirements. Changes to the target physician audience can contribute some of the quarter over quarter change in market share.
•XHANCE New Prescriptions and Refill Prescriptions. The underlying disease that we are treating is chronic and, as a result, many patients may fill multiple prescriptions per year. We monitor new prescriptions as they create the potential for future refill prescriptions. Based on third-party prescription data as well as data from PPN partners, the total estimated number of XHANCE new prescriptions in the second quarter of 2020 was 18,700, which represents 20% growth for new prescriptions when compared to estimated second quarter 2019 new prescriptions of 15,600. In addition, the total estimated number of XHANCE new prescriptions was 17,800 in the third quarter of 2019, 21,200 in the fourth quarter of 2019 and 22,300 in the first quarter of 2020. Based on third-party prescription data, the INS market for New Prescriptions decreased 25% from the second quarter of 2019 to the second quarter of 2020 and decreased 30% from the first quarter of 2020 to the second quarter of 2020.
We track refill prescriptions and provide patient assistance to support refill programs that are administered by our PPN partners. Based on third-party prescription data as well as data from PPN partners, the total estimated number of XHANCE refill prescriptions in the second quarter of 2020 was 43,800, which represents 139% growth for refill prescriptions when compared to estimated second quarter 2019 refill prescriptions of 18,400. In addition, the total estimated number of XHANCE refill prescriptions was 25,200 in the third quarter of 2019, 33,000 in the fourth quarter of 2019, and 33,700 in the first quarter of 2020.
•Prescribing Breadth and Depth. We track the number of physicians who prescribe XHANCE in a time period to evaluate the breadth of prescribing. Based on third-party prescription data as well as data from PPN partners, the total estimated number of physicians who had at least one patient fill a prescription for XHANCE in the second quarter of 2020 was 6,209, which represents 40% growth when compared to the estimated 4,442 physicians who had at least one patient fill a prescription for XHANCE in the second quarter of 2019. In addition, the total estimated number of physicians who had at least one patient fill a prescription for XHANCE was 5,075 in the third quarter of 2019, 5,859 in the fourth quarter of 2019, and 6,345 in the first quarter of 2020.
We also track the number of prescriptions filled by a prescribing physician's patients in a time period to evaluate depth of prescribing. Based on third-party prescription data as well as data from PPN partners, the total estimated number of physicians who had more than 15 XHANCE prescriptions filled by their patients in the second quarter of 2020 was 1,028, which represents 97% growth when compared to the estimated 523 physicians who had more than 15 XHANCE prescriptions filled by their patients in the second quarter of 2019. In addition, the total estimated number of physicians who had more than 15 XHANCE prescriptions filled by their patients was 665 in the third quarter of 2019, 828 in the fourth quarter of 2019, and 895 in the first quarter of 2020.

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
Kaléo Co-Promotion In July the Company entered into an agreement with kaléo, a pharmaceutical company dedicated to building innovative solutions for serious and life-threatening medical conditions, to co-promote XHANCE. Under the terms of the agreement, kaléo will promote XHANCE to an agreed-upon audience of office-based healthcare professionals, which is expected to increase promotional reach and frequency starting by the fourth quarter of 2020. The audience includes nearly 6,000 prescribers about half of whom are outside of the current Optinose called-on universe of approximately 10,000 healthcare professionals.
XHANCE Co-Pay Savings Program We believe our co-pay savings program provides an affordability solution for patients that physicians will support. This program provides patient co-pay assistance including a first prescription at no out-of-pocket cost ($0 co-pay) to eligible commercially insured patients and low subsequent co-pays for refills ranging from $0 to $50 per XHANCE unit. In second quarter 2020, we introduced ASSIST, a short-term patient assistance program to support patients during the early stages of the COVID-19 pandemic. ASSIST offered $0 patient out-of-pocket for the first three prescriptions for new commercially insured patients. We closed the ASSIST program to new patients at the end of June and returned to our previously successful co-pay support programs.
Market Access Based on currently available third-party data and our internal analyses as of June 30, 2020, we believe that approximately 75% of commercially insured lives are currently in a plan in which we have contracted for XHANCE coverage. However, payors may change coverage levels for XHANCE, positively or negatively, at any time. Additionally, payors generally impose restrictions on access to or usage of XHANCE, such as by requiring prior authorizations or "step-edits." For example, insurers may require that a patient first use a generic INS prior to becoming eligible for coverage for XHANCE. Some healthcare providers may not complete the administrative process required to demonstrate or document that the patients for whom XHANCE has been prescribed meet the payors’ utilization management criteria (i.e., prior authorizations or step-edits) and, as a result, patients may not gain access to XHANCE treatment. In our contract negotiations with payors we seek to balance patient access and affordability, breadth of coverage, payor utilization management and rebate levels. We have also contracted with the Centers for Medicare and Medicaid Services for coverage of certain government insured lives and continue to expand XHANCE market access for other government-insured populations.
Trade and Distribution We sell XHANCE primarily to PPN partners with whom we contract to perform certain patient services such as patient insurance benefit verification. We established this channel to offer patients the option of filling prescriptions through a network of preferred pharmacies that may be able to better serve the needs of patients through services including delivery of XHANCE by mail and performing certain patient services such as patient insurance benefit verification. We also sell XHANCE to wholesale pharmaceutical distributors, who, in turn, sell XHANCE to pharmacies, hospitals and other customers. We have contracted with a third-party logistics provider for key services related to logistics, warehousing and inventory management, and distribution. Further, our third-party logistics provider provides customer order fulfillment services and accounts receivable management.
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

OPN-019
In June, we announced the initiation of development of a new product candidate, OPN-019. OPN-019 will combine our proprietary nasal Exhalation Delivery System (EDS) technology with an antiseptic that has been recently shown in third party in vitro studies to kill the virus that causes COVID-19. Because components of the drug-device combination product candidate, including both the active drug and delivery device, are currently commercially available in the U.S., we expect to be able to rapidly progress to a meeting with FDA to discuss an IND and then onward to clinical trials. We are focused on supporting the initial stages of development within our current operating expense plan and intend to seek grants, partnerships, and/or other sources of capital to fund future development.
Financial Operations Overview
The following discussion sets forth certain components of our consolidated statements of operations as well as factors that impact those items.
Net product revenues
Sales of XHANCE generated $10.3 million and $6.7 million in net product revenues for the three months ended June 30, 2020 and 2019, respectively, and $17.3 million and $10.7 million for the six months ended June 30, 2020 and 2019, respectively. In accordance with GAAP, we determine net product revenues for XHANCE, with specific assumptions for variable consideration components including but not limited to trade discounts and allowances, co-pay assistance programs and payor rebates.
Based on available XHANCE prescription data purchased from third parties and data from our PPN partners, who collectively dispensed more than 80% of our total prescriptions (TRxs) in the period, our average net product revenues per prescription for the second quarter of 2020 was approximately $164, an increase compared to average net product revenues per prescription of $126 in first quarter of 2020.
The increase in average net product revenues in the second quarter of 2020 from the first quarter of 2020 is largely a consequence of reduced copay support under our assistance programs as the result of patients' meeting their out of pocket expense thresholds, and an increase in the proportion of prescription refills of total prescriptions.
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
For the remainder of 2020, we believe average net product revenues per prescription will improve. Factors supporting this expected growth include patients meeting their out-of-pocket expense thresholds, the closing of the ASSIST program, and continued strength in the proportion of prescription refills.

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
We plan to incur research and development expenses for the foreseeable future as we expect to continue the development of XHANCE for the treatment of chronic sinusitis and our other product candidates, including OPN-019. At this time, due to the inherently unpredictable nature of preclinical and clinical development and the regulatory approval process, compounded by the uncertainty introduced by the COVID-19 pandemic, the rate of subject enrollment, number of subjects required, and trial duration, we are unable to estimate with reasonable certainty the costs we will incur and the timelines we will require in our continued development efforts.
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
Consolidated Results of Operations
Comparison of three months ended June 30, 2020 and 2019
The following table sets forth our selected consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended June 30,
	2020	2019
Revenues:
Net product revenues	$10,272	$6,677
Licensing revenues	—	—
Total revenues	10,272	6,677
Costs and expenses:
Cost of product sales	1,700	1,089
Research and development	5,474	5,295
Selling, general and administrative	25,697	26,000
Total operating expenses	32,871	32,384
Loss from operations	(22,599)	(25,707)
Other (income) expense:
Interest (income) expense	3,260	1,673
Other (income) expense	(7)	(3)
Total other (income) expense	3,253	1,670
Net loss	$(25,852)	$(27,377)
Net product revenues
Net product revenues related to sales of XHANCE were $10.3 million and $6.7 million for the three months ended June 30, 2020 and 2019, respectively. Revenue growth is attributable primarily to an increase in units sold to customers, as a result of a greater number of XHANCE prescriptions dispensed during the three months ended June 30, 2020.
Cost of product sales
Cost of product sales related to XHANCE were $1.7 million and $1.1 million for the three months ended June 30, 2020 and 2019, respectively, with the increase primarily attributed to an increase in units sold to customers during the period.
Research and development expense
Research and development expense was $5.5 million and $5.3 million for the three months ended June 30, 2020 and 2019, respectively. The $0.2 million increase was attributable primarily to:
•a $0.3 million increase in personnel and severance costs; and
•a $0.2 million increase in development costs related to design improvements in XHANCE and the manufacturing of clinical trial supply .

This increase was offset by:
• a $0.3 million decrease in clinical expenses related to the conduct of our clinical trials of XHANCE for the treatment of chronic sinusitis and FDA-mandated pediatric studies as a result of COVID-19 related delays.
Selling, general and administrative expense
Selling, general and administrative expense was $25.7 million and $26.0 million for the three months ended June 30, 2020 and 2019, respectively. The $0.3 million decrease was due primarily to:
▪a $2.9 million decrease related to delayed expenses and/or expenses not incurred as a result of the COVID-19 interruption. These expenses include:
•$1.7 million in advisory board, congresses, speaker programs and meeting expenses; and
•$1.2 million in travel expenses
This decrease was offset by:
▪a $1.3 million increase in service fees paid to our PPN partners, the result of a greater number of XHANCE prescriptions dispensed by our PPN partners during the period;
▪a $1.0 million increase in personnel expenses due to increases in headcount and the expansion of our sales team; and
▪ a $0.3 million increase in expenses related to the sale of XHANCE, including marketing expenses.
Interest (income) expense, net
Interest (income) expense, net, was $3.3 million and $1.7 million for the three months ended June 30, 2020 and 2019, respectively. Interest expense was $3.3 million and $2.4 million for the three months ended June 30, 2020 and 2019, respectively. The increase was primarily related to the increased principal balance of our long-term debt. Interest expense was offset by interest income of $0.03 million and $0.7 million for the three months ended June 30, 2020 and 2019, respectively. Interest income decreased by $0.7 million as compared to the three months ended June 30, 2019 as a result of lower cash balances and reduced interest rates.
Comparison of six months ended June 30, 2020 and 2019
The following table sets forth our selected consolidated statements of operations data for the periods indicated (in thousands):

	Six Months Ended June 30,
	2020	2019
Revenues:
Net product revenues	$17,334	$10,653
Licensing revenues	—	500
Total revenues	17,334	11,153
Costs and expenses:
Cost of product sales	3,056	1,827
Research and development	10,406	9,857
Selling, general and administrative	52,757	52,340
Total operating expenses	66,219	64,024
Loss from operations	(48,885)	(52,871)
Other (income) expense:
Interest (income) expense	5,791	3,377
Other (income) expense	32	3
Total other (income) expense	5,823	3,380
Net loss	$(54,708)	$(56,251)
Net product revenues
Net product revenues related to sales of XHANCE were $17.3 million and $10.7 million for the six months ended June 30, 2020 and 2019, respectively. Revenue growth is attributable primarily to an increase in units sold to customers, as a result of a greater number of XHANCE prescriptions dispensed during the six months ended June 30, 2020.
Licensing revenues
Licensing revenues were $0.5 million for the six months ended June 30, 2019 as a result of the upfront payment received under the terms of the Inexia License Agreement. No licensing revenue was recognized during the six months ended June 30, 2020.
Cost of product sales
Cost of product sales related to XHANCE were $3.1 million and $1.8 million for the six months ended June 30, 2020 and 2019, respectively, with the increase primarily attributed to an increase in units sold to customers during the period.
Research and development expense
Research and development expense was $10.4 million and $9.9 million for the six months ended June 30, 2020 and 2019, respectively. The $0.5 million increase was attributable primarily to:
• a $0.6 million increase in personnel expenses due to increases in headcount.
This increase was offset by:
▪a $0.1 million decrease in consulting expenses.
Selling, general and administrative expense
Selling, general and administrative expense was $52.8 million and $52.3 million for the six months ended June 30, 2020 and 2019, respectively. The $0.5 million increase was due primarily to:
▪a $2.6 million increase in service fees paid to our PPN partners, as a result of a greater number of XHANCE prescriptions dispensed by our PPN partners during the period;
▪an $0.7 million increase in personnel expenses due to increases in headcount and the expansion of our sales team;
▪a $0.7 million increase in insurance and infrastructure expenses; and
▪a $0.5 million increase in market access expenses.
This increase was offset by:
▪a $4.0 million decrease related to delayed expenses and/or expenses not incurred as a result of the COVID-19 interruption. These expenses include:
•$1.0 million in advisory board, congresses, speaker programs and meeting expenses;
•$1.3 million in travel expenses; and
•$1.7 million in marketing expenses.
Interest (income) expense, net
Interest (income) expense, net, was $5.8 million and $3.4 million for the six months ended June 30, 2020 and 2019, respectively. Interest expense was $6.2 million and $4.8 million for the six months ended June 30, 2020 and 2019, respectively. The increase was primarily related to the increased principal balance of our long-term debt. Interest expense was offset by interest income of $0.4 million and $1.4 million for the six months ended June 30, 2020 and 2019, respectively. Interest income decreased by $1.0 million as compared to the six months ended June 30, 2019 as a result of lower cash balances and reduced interest rates.

Liquidity and Capital Resources
Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. We incurred net losses of $54.7 million and $56.3 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $482.7 million. We have funded our operations primarily through the sale and issuance of stock and debt, as well as through licensing revenues. As of June 30, 2020, we had $125.3 million in cash and cash equivalents.
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(51,518)	$(57,582)
Net cash used in investing activities	(309)	(423)
Net cash provided by financing activities	29,950	981
Effects of exchange rates on cash and cash equivalents	(9)	(9)
Net decrease in cash, cash equivalents and restricted cash	$(21,886)	$(57,033)
Operating activities
Cash used in operating activities decreased by $6.1 million, from $57.6 million for the six months ended June 30, 2019 to $51.5 million for the six months ended June 30, 2020. The decrease in cash used in operating activities was attributable primarily to an increase in revenue and the timing of payment of expenses.
Investing activities
Cash used in investing activities decreased $0.1 million from $0.4 million for the six months ended June 30, 2019 to $0.3 million for the six months ended June 30, 2020. The decrease in cash used in investing activities is related to purchases of manufacturing equipment during the six months ended June 30, 2019.
Financing activities
Cash provided by financing activities was $29.9 million for the six months ended June 30, 2020. Cash provided by financing activities was $1.0 million for the six months ended June 30, 2019. Cash provided by financing activities for the six months ended June 30, 2020 was primarily driven by the receipt of $30.0 million from the issuance of the First Delayed Draw Notes under the Pharmakon Senior Secured Notes offset by additional debt issuance costs of $0.2 million.
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

At our option, $20.0 million of Pharmakon Senior Secured Notes may be issued between August 15, 2020 and February 15, 2021 (the Third Delayed Draw Notes, and together with the First Delayed Draw Notes and Second Delayed Draw Notes, collectively, the Delayed Draw Notes) subject to the achievement of either (x) XHANCE net sales and royalties for the quarter ended September 30, 2020 of at least $14.5 million or (y) XHANCE net sales and royalties for the six months ended December 31, 2020 of at least $31.0 million.
The issuance of the Third Delayed Draw Notes are not conditioned upon the issuance of the Second Delayed Draw Notes. Additionally, upon the closing date of the Third Delayed Draw Notes (subject to our satisfaction of the net sales and royalties thresholds applicable to the Third Delayed Draw Notes), we may request, and BioPharma may issue, in its sole discretion, up to an additional $20.0 million of Pharmakon Senior Secured Notes (representing the Second Delayed Draw Notes for which we did not satisfy the net sales and royalty thresholds for the quarter ended March 31, 2020 or the six months ended June 30, 2020).

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
▪continue advertising and other promotional activities, including the kaléo co-promotion, to support the commercialization of XHANCE;
▪continue to provide co-pay and other patient affordability programs;
▪continue clinical development activities for XHANCE, including FDA-mandated pediatric studies and clinical trials for a follow-on indication for the treatment of chronic sinusitis;
▪continue research and development activities for additional product candidates, including OPN-019;
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
▪the initiation, progress, timing, costs and results of clinical trials and other research and development related to additional product candidates, including OPN-019; and
▪the extent to which we in-license, acquire or otherwise partner in development or commercialization of other products, product candidates or technologies.
Although it is difficult to predict our future liquidity requirements, we will likely require additional capital in the future secured through equity or debt financings, partnerships, collaborations, or other sources in order to meet the debt service obligations under our outstanding Pharmakon Senior Secured Notes, including repayment, and to carry out our planned development and commercial activities. We believe that our existing cash, plus potential additional cash that may become available to us under the Pharmakon Note Purchase Agreement, could fund operations until we have top line data from at least one of the chronic sinusitis trials, expected in the second half of 2021. Additional capital, secured in the future through equity or debt financings, partnerships, collaborations, or other sources, may not be available on a timely basis, on favorable terms, or at all, and such capital, if raised, may not be sufficient to meet our debt service obligations, including repayment, or enable us to continue to implement our long-term business strategy. If additional capital is not secured when required, we may need to delay or curtail our operations until such funding is received. If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition and results of operations could be materially adversely affected and we may need to delay or curtail our operations until such funding is received. Additionally, we may never become profitable, or if we do, we may not be able to sustain profitability on a recurring basis.
Off-balance sheet arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Contractual obligations and commitments
The following table summarizes our contractual obligations at June 30, 2020:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating leases(1)	$1,200	$1,197	$3	$—	$—
Long-term debt(2)	150,475	11,989	64,103	74,383	—
Total	$151,675	$13,186	$64,106	$74,383	$—
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
Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a 15(e) and 15d 15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In March 2020, we modified our business practices and transitioned to a full-time, virtual work environment in which all employees were encouraged to work from their place of residence if their job functions allowed, and all work-related travel was temporarily discontinued. A significant portion of the physicians' offices in which our territory managers detail XHANCE either were closed, had reduced patient flow or temporarily stopped sales representatives’ visits, which has hindered our ability to detail XHANCE to physicians' offices. If our territory managers continue to have a limited ability to meet with physicians and if patients’ visits to doctors continue to be limited, XHANCE prescription growth and net revenues will continue to be adversely impacted. In addition, changes in insurance coverage or reimbursement levels by governmental authorities, private health insurers and other third-party payors, or in the type of such coverage held by patients, due to the impacts of the COVID-19 pandemic, including the related increase in unemployment in the U.S., may negatively impact XHANCE prescription growth and net revenues.
The duration and magnitude of the negative impact from the COVID-19 pandemic on XHANCE net revenues could also affect our ability to meet the net revenue threshold to draw additional capital under our Pharmakon Note Purchase Agreement and to remain in compliance with our revenue covenants. Furthermore, capital markets in the U.S. and around the world have also been negatively impacted by COVID-19, which may harm our business, including our ability to obtain future financing.
Our ability to enroll patients and retain principal investigators and site staff for our ongoing clinical trials have been, and could continue to be, impaired due to the COVID-19 outbreak in their geographic areas, the prioritization of medical resources toward the COVID-19 pandemic, or as a result of quarantines and other restrictions that interrupt healthcare services. Furthermore, patients, investigators, or site staff have been and may continue to be unwilling or unable to comply with clinical trial protocols due to COVID-19 illness, concerns about the pandemic, or quarantines or other restrictions that impede their movement. Any interruption in the supply of the study drug might also delay our ability to complete our ongoing clinical trials. Significant delays in the completion of our ongoing clinical trials are costly and could adversely affect our business and financial condition.
COVID-19 may also have an adverse impact on our contract manufacturers, suppliers, PPN partners, wholesalers, distributors and third party logistic provider as a result of employees or other key personnel becoming infected, preventive and precautionary measures that governments or such third parties are taking, such as social distancing, quarantines, and other restrictions, and shortages of supplies necessary for the manufacture of XHANCE. Any of these circumstances could adversely impact the ability of third parties on which we rely to manufacture and distribute adequate volumes of XHANCE. For example, in April, our contract manufacturer for the formulation and assembly of finished XHANCE drug product implementing a reduced work schedule in response to the pandemic which resulted in delays relating to the assembly of XHANCE finished goods. While we believe that we have sufficient inventory of XHANCE available to support expected demand, any further or other unexpected delays could constrain our supply of XHANCE.
The extent to which the coronavirus impacts our business and the third parties on whom we rely, such as our contract manufacturers, suppliers, PPN partners, wholesalers, distributors, third party logistics, contract research organizations, investigators for our clinical trials and other vendors, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak and any resurgence, new information that may emerge concerning the severity of the coronavirus, the actions to contain the coronavirus or treat its impact, and the speed with which and the extent to which normal economic and operating conditions resume, among others.

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

OPTINOSE, INC.
Date:	August 4, 2020	By:	/s/ KEITH A. GOLDAN
			Name:	Keith A. Goldan
			Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)