Form 10-Q
period 2020-09-30
OptiNose, Inc.
filed 2020-11-05
CIK 1494650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The number of shares of the registrant's common stock outstanding at October 30, 2020 was 52,080,552 shares.

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
▪the impact of, our plans regarding, and the uncertainties caused by, the COVID-19 pandemic;

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
▪the potential for the co-promote agreement with kaléo to expand both breadth and depth of physician details, and be a driver of XHANCE prescription growth;
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
▪our expectation that top-line results from both of our ongoing chronic sinusitis trials will be available in the second half of 2021;
▪the potential of our new product candidate, OPN-019, including our expectation in November 2020 to have additional in vitro testing results;
▪our expectation that our GAAP operating expenses in 2020 will be between $127.0 million and $132.0 million, of which approximately $10.0 million is expected to be non-cash stock-based compensation expense;
▪our expectation that we will continue to be eligible for, and will draw, an additional $20.0 million before February 15, 2021 under the Pharmakon Note Purchase Agreement;
▪our expectation that our existing cash, plus additional capital that we qualified for and expect to draw under the Pharmakon Note Purchase Agreement, will provide adequate capital through the receipt of top-line data from both chronic sinusitis trials, and fund operations into 2022;

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

PART I

ITEM 1. FINANCIAL STATEMENTS
OptiNose, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$143,134	$147,144
Accounts receivable, net	17,524	13,643
Inventory	9,326	3,484
Prepaid expenses and other current assets	2,453	3,789
Total current assets	172,437	168,060
Property and equipment, net	2,408	3,052
Other assets	6,179	1,538
Total assets	$181,024	$172,650
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,069	$3,625
Accrued expenses and other current liabilities	37,281	32,514
Total current liabilities	43,350	36,139
Long-term debt, net	105,013	74,531
Other liabilities	4,978	397
Total liabilities	153,341	111,067
Stockholders' equity:
Common stock, 0.001 par value; 200,000,000 shares authorized at September 30, 2020 and December 31, 2019; 52,080,552 and 45,906,162 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	52	46
Additional paid-in capital	531,598	489,565
Accumulated deficit	(503,902)	(427,980)
Accumulated other comprehensive loss	(65)	(48)
Total stockholders' equity	27,683	61,583
Total liabilities and stockholders' equity	$181,024	$172,650

See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2020 and 2019
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Net product revenues	$15,436	$8,667	$32,770	$19,320
Licensing revenues	—	3,730	—	4,230
Total revenues	15,436	12,397	32,770	23,550
Costs and expenses:
Cost of product sales	2,221	1,389	5,276	3,216
Research and development	6,524	5,547	16,930	15,404
Selling, general and administrative	24,575	25,270	77,332	77,610
Total operating expenses	33,320	32,206	99,538	96,230
Loss from operations	(17,884)	(19,809)	(66,768)	(72,680)
Other (income) expense:
Interest income	(31)	(559)	(396)	(1,959)
Interest expense	3,350	2,372	9,506	7,148
Foreign currency losses	11	31	44	34
Loss on extinguishment of debt	—	7,155	—	7,155
Net loss	$(21,214)	$(28,808)	$(75,922)	$(85,058)
Net loss per share of common stock, basic and diluted	$(0.43)	$(0.69)	$(1.62)	$(2.06)
Weighted average common shares outstanding, basic and diluted	48,907,514	41,454,181	46,914,561	41,341,570

See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Comprehensive Loss
For the Three and Nine Months Ended September 30, 2020 and 2019
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(21,214)	$(28,808)	$(75,922)	$(85,058)
Other comprehensive loss:
Foreign currency translation adjustment	13	(12)	(17)	(22)
Comprehensive loss	$(21,201)	$(28,820)	$(75,939)	$(85,080)

See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(in thousands, except share data)

Nine Months Ended September 30, 2020
	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2019	45,906,162	$46	$489,565	$(427,980)	$(48)	$61,583
Stock compensation expense	—	—	2,429	—	—	2,429
Foreign currency translation adjustment	—	—	—	—	(25)	(25)
Net loss	—	—	—	(28,856)	—	(28,856)
Balance at March 31, 2020	45,906,162	$46	$491,994	$(456,836)	$(73)	$35,131
Stock compensation expense	—	—	2,748	—	—	2,748
Exercise of common stock options	15,806	—	71	—	—	71
Issuance of common stock under employee stock purchase plan	70,305	—	516	—	—	516
Foreign currency translation adjustment	—	—	—	—	(5)	(5)
Net loss	—	—	—	(25,852)	—	(25,852)
Balance at June 30, 2020	45,992,273	$46	$495,329	$(482,688)	$(78)	$12,609
Stock compensation expense	—	—	2,615	—	—	2,615
Exercise of common stock options	43,636	—	5	—	—	5
Sale of common stock, net of offering costs	6,000,000	6	33,399	—	—	33,405
Issuance of common stock in connection with Pharmakon Amendment	44,643	—	250			250
Foreign currency translation adjustment	—	—	—	—	13	13
Net loss	—	—	—	(21,214)	—	(21,214)
Balance at September 30, 2020	52,080,552	$52	$531,598	$(503,902)	$(65)	$27,683

See accompanying notes to unaudited interim consolidated financial statements

Nine Months Ended September 30, 2019
	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2018	41,227,530	$41	$436,554	$(317,927)	$(57)	$118,611
Stock compensation expense	—	—	2,425	—	—	2,425
Exercise of common stock options	5,000	—	15	—	—	15
Issuance of common stock under employee stock purchase plan	31,892	—	173	—	—	173
Foreign currency translation adjustment	—	—	—	—	3	3
Net loss	—	—	—	(28,874)	—	(28,874)
Balance at March 31, 2019	41,264,422	$41	$439,167	$(346,801)	$(54)	$92,353
Stock compensation expense	—	—	2,716	—	—	2,716
Exercise of common stock options	88,587	—	354	—	—	354
Issuance of common stock under employee stock purchase plan	77,909	—	439	—	—	439
Foreign currency translation adjustment	—	—	—	—	(13)	(13)
Net loss	—	—	—	(27,376)	—	(27,376)
Balance at June 30, 2019	41,430,918	$41	$442,676	$(374,177)	$(67)	$68,473
Stock compensation expense	—	—	2,469	—	—	2,469
Exercise of common stock options	57,452	—	172	—	—	172
Exercise of warrants	—	—	2,224	—	—	2,224
Foreign currency translation adjustment	—	—	—	—	(12)	(12)
Net loss	—	—	—	(28,808)	—	(28,808)
Balance at September 30, 2019	41,488,370	$41	$447,541	$(402,985)	$(79)	$44,518

See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2020 and 2019
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net loss	$(75,922)	$(85,058)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,036	878
Stock-based compensation	7,857	7,552
Amortization of debt discount and issuance costs	899	382
Loss on extinguishment of debt	—	7,155
Changes in operating assets and liabilities:
Accounts receivable	(3,881)	(8,435)
Grants and other receivables	—	10
Prepaid expenses and other assets	2,144	(221)
Inventory	(5,773)	2,753
Accounts payable	2,821	(1,928)
Accrued expenses and other liabilities	3,770	4,203
Cash used in operating activities	(67,049)	(72,709)
Investing activities:
Purchases of property and equipment	(460)	(485)
Cash used in investing activities	(460)	(485)
Financing activities:
Proceeds from the sale of common stock	33,600	—
Proceeds from long-term debt	34,447	77,596
Proceeds from the issuance of warrants	—	2,404
Repayment of long-term debt	(4,447)	(80,179)
Cash paid for financing costs	(690)	(3,277)
Proceeds from issuance of common stock under employee stock purchase plan	516	612
Proceeds from the exercise of stock options	76	542
Cash provided by (used in) financing activities	63,502	(2,302)
Effects of exchange rate changes on cash and cash equivalents	(11)	(11)
Net decrease in cash, cash equivalents and restricted cash	(4,018)	(75,507)
Cash, cash equivalents and restricted cash at beginning of period	147,165	201,011
Cash, cash equivalents and restricted cash at end of period	$143,147	$125,504
Supplemental disclosure of noncash activities:
Fixed asset purchases within accounts payable and accrued expenses	$55	$17
Financing costs within accounts payable and accrued expenses	$147	$280
Fair value of common stock issued in connection with Pharmakon amendment	$250	$—
Recognition of right-of-use assets	$5,513	$2,479
Recognition of lease liabilities	$5,513	$2,956

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
2. Liquidity
Since inception, the Company's operations have focused on organization and staffing, business planning, raising capital, establishing an intellectual property portfolio, conducting preclinical studies and clinical trials, pursuing regulatory approvals and most recently, commercializing XHANCE in the US. As of September 30, 2020, the Company had cash and cash equivalents of $143,134.
In addition, as discussed in Note 9, at the Company's option, $20,000 of Pharmakon Senior Secured Notes (the Third Delayed Draw Notes) may be issued between August 15, 2020 and February 15, 2021 as the Company exceeded XHANCE net sales and royalties for the quarter ended September 30, 2020 of $14,500. The Company expects to draw the $20,000 available to it from the Third Delayed Draw Notes by early 2021, subject to it continuing to meet certain eligibility requirements at the time of the draw.
The Company will likely require additional capital in the future secured through equity or debt financings, partnerships, collaborations, or other sources in order to meet its debt service obligations, including repayment, under the Company's outstanding senior secured notes, and to carry out the Company's planned development and commercial activities. The terms of the outstanding senior secured notes, including applicable covenants, are described in Note 9. If additional capital is not secured when required, the Company may need to delay or curtail its operations until additional funding is received.
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
In the opinion of management, the accompanying unaudited interim financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the financial statements) considered necessary to present fairly the Company's financial position as of September 30, 2020 and its results of operations for the three and nine months ended September 30, 2020 and 2019 and cash flows for the nine months ended September 30, 2020 and 2019. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)
unaudited interim financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2019 contained in the Company’s annual report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 5, 2020.
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
Customer and supplier concentration
XHANCE is sold to wholesale pharmaceutical distributors and Preferred Pharmacy Network (PPN) partners, who, in turn, sell XHANCE to pharmacies, hospitals and other customers. Five customers represent approximately 48% of the Company's accounts receivable at September 30, 2020 and five customers represent approximately 43% and 46% of the Company's net product sales for the three and nine months ended September 30, 2020, respectively.
The Company purchases XHANCE and its components from several third-party suppliers and manufacturing partners, certain of which are available through a single source. Although the Company could obtain each of these components from alternative third-party suppliers, it would need to qualify and obtain FDA approval for another supplier as a source for each such component.
Fair value of financial instruments
At September 30, 2020 and December 31, 2019, the Company's financial instruments included cash and cash equivalents, accounts receivable, grants receivable, accounts payable and accrued expenses. The carrying amounts reported in the Company's financial statements for these instruments approximate their respective fair values because of the short-term nature of these instruments. In addition, at September 30, 2020, the Company believes the carrying value of long-term debt approximates fair value as the interest rates are reflective of the rate the Company could obtain on debt with similar terms and conditions. At September 30, 2020 and December 31, 2019, there were no financial assets or liabilities measured at fair value on a recurring basis.
Restricted cash
As of September 30, 2020 and December 31, 2019, the restricted cash balance included in prepaid expenses and other assets was $13 and $21, respectively.
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
Licensing revenues
The Company has license agreements with Inexia Limited (Inexia) and Currax Pharmaceuticals LLC (Currax). These license agreements provide for exclusive licensed rights to certain intellectual property, a non-refundable up-front payment, potential milestone payment(s) and potential royalty payment(s). The Company analyzed the performance obligations under the license agreements, the consideration received to date and the consideration the Company could receive in the future as part of its analysis related to ASC 606. No licensing revenues were recognized during the three and nine months ended September 30, 2020 (Note 8). The Company recognized the upfront payments from the licensing agreements of $3,730 and $4,230 as licensing revenue upon the delivery of the license performance obligations during the three and nine months ended September 30, 2019, respectively.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)
Net income (loss) per common share
Basic net income (loss) per common share is determined by dividing net income (loss) applicable to Company common stock (Common Stock) holders by the weighted average common shares outstanding during the period. For the three and nine months ended September 30, 2020 and 2019, the outstanding Common Stock options, Common Stock warrants and shares to be issued under the Company's 2017 Employee Stock Purchase Plan have been excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted net loss per share are the same.
Diluted net loss per common share for the periods presented do not reflect the following potential common shares, as the effect would be antidilutive:

	September 30,
	2020	2019
Stock options	8,157,752	7,748,519
Restricted stock units	1,499,456	—
Common stock warrants	2,677,188	2,677,188
Employee stock purchase plan	62,699	48,279
Total	12,397,095	10,473,986
Income taxes
In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the three and nine months ended September 30, 2020 and 2019, the Company recorded no tax expense or benefit due to the expected current year loss and its historical losses. As of September 30, 2020 and December 31, 2019, the Company has concluded that a full valuation allowance is necessary for all of its net deferred tax assets. The Company had no amounts recorded for uncertain tax positions, interest or penalties in the accompanying consolidated financial statements.
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
4. Inventory
Inventory consisted of the following:

	September 30, 2020	December 31, 2019
Raw materials	$2,733	$1,227
Work-in-process	2,137	676
Finished goods	4,456	1,581
Total inventory	$9,326	$3,484
Inventories are stated at the lower of cost or net realizable value, as determined on a first-in, first-out, basis.
5. Property and Equipment
Property and equipment, net, consisted of the following:

	September 30, 2020	December 31, 2019
Computer equipment and software	$1,113	$1,112
Furniture and fixtures	366	366
Machinery and equipment	3,139	3,142
Leasehold improvements	609	609
Construction in process	474	70
	5,701	5,299
Less: accumulated depreciation	(3,293)	(2,247)
	$2,408	$3,052
Depreciation expense was $473 and $286 for the three months ended September 30, 2020 and 2019, respectively. Depreciation expense was $1,035 and $877 for the nine months ended September 30, 2020 and 2019, respectively. In addition, depreciation expense of $394 and $10 was charged to inventory and prepaid expenses and other assets, respectively, as of September 30, 2020, which represents depreciation expense related to equipment involved in the manufacturing process.
6. Leases
The Company leases office space, storage space and equipment (primarily vehicles). Certain office space leases include options to renew that generally can extend the lease term up to three years. The Company evaluates renewal options at lease inception and on an ongoing basis and includes renewal options that it is reasonably certain to exercise in its expected lease terms when classifying leases and measuring lease liabilities. On September 18, 2020, the Company amended one of its existing office lease agreements to extend the term of the lease by three years.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

The table below presents the operating lease assets and liabilities recognized on the Company's consolidated balance sheets as of September 30, 2020:

	Balance Sheet Line Item	September 30, 2020
Non-current operating lease assets	Other assets	$5,999
Operating lease liabilities:
Current operating lease liabilities	Accrued expenses and other current liabilities	1,904
Non-current operating lease liabilities	Other liabilities	4,236
Total operating lease liabilities		$6,140
The table below reconciles the undiscounted future minimum lease payments (displayed in aggregate by year) under non-cancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the consolidated balance sheets as of September 30, 2020:

September 30, 2020
2020	$586
2021	2,166
2022	1,982
2023	1,589
Thereafter	420
Total undiscounted future minimum lease payments	6,743
Less: difference between undiscounted lease payments and discounted operating lease liabilities	$603
Total operating lease liabilities	$6,140

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of:

	September 30, 2020	December 31, 2019
Accrued expenses:
Product revenue allowances	$15,540	$12,858
Selling, general and administrative expenses	5,349	5,544
Research and development expenses	4,363	3,379
Payroll expenses	6,686	7,810
Inventory purchases	2,581	1,230
Other	858	558
Total accrued expenses	35,377	31,379
Other current liabilities:
Lease liability	1,904	1,135
Total other current liabilities	1,904	1,135
Total accrued expenses and other current liabilities	$37,281	$32,514

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

Under the terms of the Currax License Agreement, Currax paid the Company an upfront payment of $3,730, which was recognized as license revenue during the third quarter of 2019. In addition, the Company is eligible to receive an additional $750, which is being held in escrow for a limited period to cover certain indemnification obligations. The Company is also eligible to receive a one-time 10% royalty on Onzetra Xsail net sales in excess of $3,000 solely for calendar year 2020, and a $1,000 milestone payment subject to the achievement of a specified regulatory milestone. No licensing revenue was recognized by the Company during the three and nine months ended September 30, 2020.
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
At the Company's option, $20,000 of Pharmakon Senior Secured Notes may be issued between August 15, 2020 and February 15, 2021 (the Third Delayed Draw Notes, and together with the First Delayed Draw Notes and the Additional Delayed Draw Notes, collectively, the Delayed Draw Notes) subject to the Company achieving either (x) XHANCE net sales and royalties for the quarter ended September 30, 2020 of at least $14,500 or (y) XHANCE net sales and royalties for the six months ended December 31, 2020 of at least $31,000. The Company achieved the XHANCE net sales and royalties threshold associated with the Third Delayed Draw Notes for the quarter ended September 30, 2020 and therefore, has the option to draw the Third Delayed Draw Notes prior to February 15, 2021, subject to meeting certain eligibility requirements at the time of the draw.
On August 13, 2020, in conjunction with the Offering (see Note 11), the Company entered into an amendment (the Amendment) to the Pharmakon Senior Secured Notes. The Amendment provides the Company with the option to issue an additional $20,000 of Pharmakon Senior Secured Notes (the Additional Delayed Draw Notes), subject to the Company achieving XHANCE net sales and royalties for the quarter ended June 30, 2021 of at least $26,000 and certain other conditions. As consideration for the Amendment, the Company issued 44,643 shares of Common

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

Stock to Pharmakon. The aggregate fair value of $250 was recorded as debt issuance costs and is being amortized to interest expense over the term of the Pharmakon Senior Secured Notes.
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
The Pharmakon Senior Secured Notes are secured by a pledge of substantially all of the Company's assets and contains affirmative and negative covenants customary for financings of this type, including limitations on the Company’s and its subsidiaries’ ability, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, repay junior indebtedness and enter into affiliate transactions, in each case, subject to certain exceptions. In addition, the Pharmakon Senior Secured Notes contain financial covenants requiring the Company to maintain at all times certain minimum trailing twelve-month consolidated XHANCE net sales and royalties, tested on a quarterly basis, and at least $30,000 of cash and cash equivalents. As of September 30, 2020, the Company was in compliance with the covenants.
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
The Company recorded interest expense of $3,350 and $2,371 during the three months ended September 30, 2020 and 2019, respectively, and $9,506 and $7,148 during the nine months ended September 30, 2020 and 2019, respectively, in conjunction with both Pharmakon Senior Secured Notes and the Athyrium senior secured notes. Interest expense included total coupon interest, exit fees, front end fees and the amortization of debt issuance costs.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

The long-term debt balance is comprised of the following:

	September 30, 2020	December 31, 2019
Face amount	$110,000	$80,000
Front end fees	(903)	(1,030)
Debt issuance costs	(4,084)	(4,439)
Long-term debt, net	$105,013	$74,531

10. Employee Benefit Plans
For US employees, the Company maintains a defined contribution 401(k) retirement plan. As of September 30, 2020, approximately $105 is recorded in accrued liabilities related to the Company match. The Company's contributions are made in cash.
For Norway employees, the Company maintains defined contribution pension plans which meet the statutory requirements of those jurisdictions. The Company maintained a defined contribution pension plan for former UK employees through August 5, 2020. The Company incurred costs related to the pension plans of $5 and $4 for the three months ended September 30, 2020 and 2019, respectively, and $15 for the nine months ended September 30, 2020 and 2019.
11. Stockholders' Equity
Common stock
On August 18, 2020, the Company closed an underwritten public offering (the Offering) of 6,000,000 shares of Company common stock (Common Stock) at a price of $5.60 per share. As a result of the offering, the Company received $33,405 in net proceeds, after deducting offering expenses of approximately $195 payable by the Company.
Common stock warrants
As of September 30, 2020, the Company had the following warrants outstanding to purchase shares of Common Stock:

Number of Shares	Exercise Price Per Share	Expiration Date
1,866,831	$8.16	November 1, 2020
810,357	$6.72	September 12, 2022

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

12. Stock-based Compensation
The Company recorded stock-based compensation expense related to stock options and shares issued under the Company's 2017 Employee Stock Purchase Plan (2017 Plan) in the following expense categories of its accompanying consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of product sales	$25	$33	$113	$78
Research and development	334	90	922	617
General and administrative	2,267	2,312	6,822	6,857
	$2,626	$2,435	$7,857	$7,552
In addition, stock-based compensation expense of $68 and $1 was charged to inventory and prepaid expenses and other assets, respectively, during the nine months ended September 30, 2020, which represents the total stock-based compensation expense incurred related to employees involved in the manufacturing process of finished goods and samples during the period.
Stock Options
The Company issues stock-based awards pursuant to its 2010 Stock Incentive Plan, as amended and restated (A&R Plan).The Company has issued service-based and performance-based stock options that generally have a contractual life of up to 10 years and may be exercisable in cash or as otherwise determined by the Company's board of directors or committee thereof. Vesting generally occurs over a period of not greater than four years. Performance-based options may vest upon the achievement of certain milestones in connection with the Company's development programs. Additionally, the Company has issued stock options in excess of the fair market value of Common Stock on the issuance date that were only exercisable upon a change in control or upon or after an initial public offering. As of September 30, 2020, all of the performance conditions related to performance-based stock options issued by the Company have been achieved.
The following table summarizes the activity related to stock option grants to employees and nonemployees for the nine months ended September 30, 2020:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life
Outstanding at December 31, 2019	7,399,217	$9.81	6.37
Granted	1,303,210	5.64
Exercised	(71,748)	2.26
Expired	—	—
Forfeited	(472,927)	10.13
Outstanding at September 30, 2020	8,157,752	$9.19	6.12
Exercisable at September 30, 2020	5,384,480	$9.58	4.83
Vested and expected to vest at September 30, 2020	8,157,752	$9.19	6.12
During the nine months ended September 30, 2020, stock options to purchase 1,303,210 shares of Common Stock were granted to employees and generally vest over four years. The stock options had an estimated weighted average grant date fair value of $3.44. During the nine months ended September 30, 2019, stock options to purchase 2,070,173 shares of Common Stock were granted to employees that generally vest over four years. The stock options had an estimated weighted average grant date fair value of $4.78.

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
The grant date fair value of each stock option grant was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Nine Months Ended September 30,
	2020	2019
Risk free interest rate	0.71%	2.48%
Expected term (in years)	6.03	6.05
Expected volatility	68.77%	67.03%
Annual dividend yield	0.00%	0.00%
Fair value of common stock	$5.64	$7.70
At September 30, 2020, the unrecognized compensation cost related to unvested stock options expected to vest was $14,082. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 2.13 years.
Restricted Stock Units
The Company has issued service-based and performance-based restricted stock units (RSUs). Vesting generally occurs over a period not greater than four years. Vesting of the performance-based RSUs is subject to the achievement of certain milestones in connection with the Company's development programs.
The following table summarizes the activity related to RSUs granted to employees for the nine months ended September 30, 2020:

Shares
Balance at December 31, 2019	—
Granted	1,542,172
Vested and settled	—
Expired/forfeited/canceled	(42,716)
Balance at September 30, 2020	1,499,456
Expected to vest at September 30, 2020	1,499,456
During the nine months ended September 30, 2020, the Company granted 1,542,172 RSUs at a weighted-average grant date fair value of $5.27, of which 970,119 were service-based RSUs and 572,053 were performance-based RSUs. As of September 30, 2020, the milestones associated with the performance based-RSUs are not probable of achievement, and accordingly, no stock based compensation expense has been recognized to date for these awards. At September 30, 2020, the unrecognized compensation cost related to unvested service-based RSUs expected to vest was $4,260, to be recognized over an estimated weighted-average amortization period of 3.45 years. The unrecognized compensation cost related to unvested performance-based RSUs was $3,095, which will be recognized commencing in the period in which the performance condition is deemed probable of achievement over the remaining service period.
Included in the table above are 60,000 of RSUs granted outside the A&R Plan. The grants were made pursuant to the NASDAQ inducement grant exception in accordance with NASDAQ Listing Rule 5635(c)(4).
2017 Employee Stock Purchase Plan
Under the 2017 Plan, shares of Common Stock may be purchased by eligible employees who elect to participate in the 2017 Plan at 85% of the lower of the fair market value of Common Stock on the first or last day of designated offering periods. The Company recognized stock-based compensation expense of $102 and $91 during the three months ended September 30, 2020 and 2019, respectively, and $389 and $319 during the nine months ended September 30, 2020 and 2019, respectively, related to the 2017 Plan.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

The Company calculated the fair value of each option grant and the shares issued under the 2017 Plan on the respective dates of grant using the following weighted average assumptions:

	Nine Months Ended September 30,
	2020	2019
Risk free interest rate	0.96%	2.32%
Expected term (in years)	0.5	0.5
Expected volatility	84.55%	73.34%
Annual dividend yield	0.00%	0.00%

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
In September 2017, the U.S. Food and Drug Administration (FDA) approved XHANCE for the treatment of nasal polyps in patients 18 years of age or older. XHANCE was made widely available through commercial channels in April 2018. We have two ongoing phase 3b clinical trials evaluating XHANCE as a treatment for chronic sinusitis and expect top-line results from both of these these trials in the second half of 2021.
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
•We have been monitoring, and will continue to monitor, federal, state, and local government requirements and guidances. In certain instances, the various mitigation efforts have been updated to facilitate a return to a working environment with fewer restrictions. Where permitted by governmental requirements and the policies of physician offices, our territory managers began to return to in-person detailing of physicians in May and June. Given the localized nature of the restrictions that are in place and the potential for restrictions to return, we have equipped our territory managers to operate in an environment that will include a mix of virtual and in-person physician detailing with dependencies on geography and time.
•Late in the first quarter we began to observe an adverse impact of the COVID-19 pandemic on XHANCE prescription growth. This adverse impact was most pronounced during the "shelter-in-place" mitigation efforts that were prevalent from late-March through May. Although XHANCE prescription growth (and in particular, new prescription growth) continues to be adversely impacted by the COVID-19 pandemic, the magnitude of the impact has slowly improved as federal, state and local government requirements and guidances have been updated to facilitate economic reopening. Based on third-party prescription data as well as data from Preferred Pharmacy Network (PPN) partners, XHANCE prescriptions increased 11% from first quarter 2020 to second quarter 2020, and 11% from second quarter 2020 to third quarter 2020. Although XHANCE prescriptions have grown during this initial COVID-19 period, the rate of growth was below our pre-pandemic expectations. Due to the adverse effect of the COVID-19 pandemic on XHANCE prescription growth to date, as well as the unknown effect in the future, we withdrew our previous XHANCE revenue guidance for 2020. Additionally, the duration and magnitude of the negative impact from the COVID-19 pandemic on XHANCE net revenue are uncertain and may affect the availability of additional capital under our Pharmakon Note Purchase Agreement and our ability to remain in compliance with our revenue covenants thereunder.
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
•Previous guidance related to the expected timing of results from our ongoing chronic sinusitis trials indicated that top-line results from both trials would be available in the second half of 2021. Pauses in patient enrollment due to factors related to COVID-19 have had, and may continue to have, varying effects in different geographies and over time but have not yet led to a change in our projected timeline for initial data availability; however, a meaningful 'second wave' of the virus or extended shut downs in the U.S. or Europe will likely extend this timeline. For those subjects currently participating in these studies, procedures to facilitate ongoing treatment and capture of data during periods of in-person care restrictions have been put in place.
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

The full impact of the COVID-19 pandemic on our business is still unknown. It is likely to continue to have negative impacts on XHANCE prescription growth and net revenues as a result of fewer patients visiting physician offices, restrictions imposed by some physician offices relating to territory managers' visits, increased unemployment adversely affecting demand and payor mix, and the availability and cost of capital for us to fund our business operations and service our debt. We will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to our operations as necessary.
Additional Business Updates
We track and report metrics that we believe are an important part of assessing our progress in key strategic areas including:
•XHANCE Prescriptions and Market Share. Based on third-party prescription data as well as data from PPN partners, the total estimated number of XHANCE prescriptions in the third quarter of 2020 was 69,000, which represents 61% growth for prescriptions when compared to estimated third quarter 2019 prescriptions of 43,000. The INS prescription market decreased approximately 7% from third quarter 2019 to third quarter 2020 based on third-party prescription data. In addition, the total estimated number of XHANCE prescriptions was 54,300 in the fourth quarter of 2019, 56,100 in the first quarter of 2020, and 62,500 in the second quarter of 2020.
A seasonal effect has historically been observed in the INS prescription market in which market volume generally peaks near the middle of the second quarter and declines into the early part of the third quarter of each calendar year. As a result of the COVID-19 pandemic, INS prescription market volumes did not experience the expected peak in the second quarter of 2020. Based on third-party prescription data, the INS market increased 9% from the third quarter of 2019 to the fourth quarter of 2019, increased 8% from the fourth quarter of 2019 to the first quarter of 2020, decreased 16% from the first quarter of 2020 to the second quarter of 2020, and decreased 6% from the second quarter of 2020 to the third quarter of 2020.

Although the underlying disease that we are treating is chronic and causes symptoms year-round, we believe the variation in patient flow through the offices of relevant physician specialists, and seasonality in disease flare-ups, has an impact on the number of patients that present themselves and who are therefore available to receive a new prescription for XHANCE. Demand has historically been, and we expect will continue to be, impacted by the INS market seasonality and the seasonal variation in patient visits with their doctor resulting in reduced XHANCE prescription demand in the third quarter. Additionally, as we experienced in 2020, we expect that the first quarter prescription demand and average net revenue per prescription for XHANCE will be adversely impacted in future years by the annual resetting of patient healthcare insurance plan deductibles and changes in individual patients' healthcare insurance coverage, both of which often occur in January.
We track the market share of XHANCE within our current target audience. For this purpose, we calculate market share as the proportion of XHANCE prescriptions to the number of prescriptions written for other INS within our current target audience of over 10,000 physicians. We believe market share, in addition to XHANCE prescription volume, provides important information regarding XHANCE utilization because market share normalizes XHANCE prescriptions for market effects including the INS market seasonality, seasonal variation in patient visits with their doctor, annual deductible resets and annual changes in individual patient's healthcare insurance coverage referenced above. Based on third-party prescription data as well as data from PPN partners, we estimate XHANCE had a market share of 3.0% in the third quarter of 2019, 3.5% in the fourth quarter of 2019, 3.8% in the first quarter of 2020, 5.6% in the second quarter of 2020, and 5.7% in the third quarter of 2020. Note that most of the INS prescriptions written within our target physician audience are for chronic sinusitis, allergic rhinitis and other conditions outside of our nasal polyp indication. Our target physician audience is subject to revision each quarter to account for changes such as revised sales target prioritization, and physician retirements. Changes to the target physician audience can contribute some of the quarter over quarter change in market share.
•XHANCE New Prescriptions and Refill Prescriptions. The underlying disease that we are treating is chronic and, as a result, many patients may fill multiple prescriptions per year. We monitor new prescriptions as they create the potential for future refill prescriptions. Based on third-party prescription data as well as data from PPN partners, the total estimated number of XHANCE new prescriptions in the third quarter of 2020 was 23,000, which represents 29% growth for new prescriptions when compared to estimated third quarter 2019 new prescriptions of 17,800. In addition, the total estimated number of XHANCE new prescriptions was 21,200 in the fourth quarter of 2019, 22,300 in the first quarter of 2020, and 18,700 in the second quarter of 2020. Based on third-party prescription data, the INS market for new prescriptions decreased 12% from the third quarter of 2019 to the third quarter of 2020 and decreased 5% from the second quarter of 2020 to the third quarter of 2020.
We track refill prescriptions and provide patient assistance to support refill programs that are administered by our PPN partners. Based on third-party prescription data as well as data from PPN partners, the total estimated number of XHANCE refill prescriptions in the third quarter of 2020 was 46,100, which represents 83% growth for refill prescriptions when compared to estimated third quarter 2019 refill prescriptions of 25,200. In addition, the total estimated number of XHANCE refill prescriptions was 33,000 in the fourth quarter of 2019, 33,700 in the first quarter of 2020, and 43,800 in the second quarter of 2020.
•Prescribing Breadth and Depth. We track the number of physicians who prescribe XHANCE in a time period to evaluate the breadth of prescribing. Based on third-party prescription data as well as data from PPN partners, the total estimated number of physicians who had at least one patient fill a prescription for XHANCE in the third quarter of 2020 was 6,443, which represents 27% growth when compared to the estimated 5,075 physicians who had at least one patient fill a prescription for XHANCE in the third quarter of 2019. In addition, the total estimated number of physicians who had at least one patient fill a prescription for XHANCE was 5,859 in the fourth quarter of 2019, 6,345 in the first quarter of 2020, and 6,209 in the second quarter of 2020.
We also track the number of prescriptions filled by a prescribing physician's patients in a time period to evaluate depth of prescribing. Based on third-party prescription data as well as data from PPN partners, the total estimated number of physicians who had more than 15 XHANCE prescriptions filled by their patients in the third quarter of 2020 was 1,153, which represents 73% growth when compared to the estimated 665 physicians who had more than 15 XHANCE prescriptions filled by their patients in the third quarter of 2019. In addition, the total estimated number of physicians who had more than 15 XHANCE prescriptions filled by their patients was 828 in the fourth quarter of 2019, 895 in the first quarter of 2020, and 1,028 in the second quarter of 2020.
Sales, Marketing & Distribution
We have established a commercial infrastructure designed to drive adoption and sales of XHANCE with healthcare professionals who treat patients with nasal polyps. We believe that approximately 15,000 physicians treat an estimated 3.5 million chronic rhinosinusitis patients, an estimated 1.2 million of whom have chronic rhinosinusitis with nasal polyps.
Customer Model We have hired and deployed approximately 100 territory managers into unique, geographically-defined territories. These territory managers target over 10,000 ENTs, allergists and “specialty-like” primary care physicians, and we target additional physicians through digital and non-personal promotion in areas where we do and do not have territory managers. Our sales team is equipped with educational materials demonstrating the benefit and safety profile of XHANCE. In the future we may increase the number of geographic territories as well as hire additional territory managers in order to increase the number of called-on target physicians and frequency of calls. We believe that in the long term, direct to consumer (DTC) advertising could be an effective way to increase XHANCE prescription growth, and have conducted pilot programs to evaluate the potential benefits of DTC advertising.
Kaléo Co-Promotion In July 2020, we entered into an agreement with kaléo, a pharmaceutical company dedicated to building innovative solutions for serious and life-threatening medical conditions, to co-promote XHANCE. Under the terms of the agreement, kaléo initiated promotion of XHANCE to an agreed-upon audience of office-based healthcare professionals on October 1, 2020. The audience includes nearly 6,000 prescribers, about half of whom are outside of the current Optinose called-on universe of approximately 10,000 healthcare professionals.
XHANCE Co-Pay Savings Program We believe our co-pay savings program provides an affordability solution for patients that physicians will support. This program provides patient co-pay assistance including a first prescription at no out-of-pocket cost ($0 co-pay) to eligible commercially insured patients and low subsequent co-pays for refills ranging from $0 to $50 per XHANCE unit. In second quarter 2020, we introduced ASSIST, a short-term patient assistance program to support patients during the early stages of the COVID-19 pandemic. ASSIST offered $0 patient out-of-pocket for the first three prescriptions for new commercially insured patients. We closed the ASSIST program to new patients at the end of June and continue to use our previously successful co-pay support programs.
Market Access Based on currently available third-party data and our internal analyses as of September 30, 2020, we believe that approximately 75% of commercially insured lives are currently in a plan in which we have contracted for XHANCE coverage. However, payors may change coverage levels for XHANCE, positively or negatively, at any time. Additionally, payors generally impose restrictions on access to or usage of XHANCE, such as by requiring prior authorizations or "step-edits." For example, insurers may require that a patient first use a generic INS prior to becoming eligible for coverage for XHANCE. Some healthcare providers may not complete the administrative process required to demonstrate or document that the patients for whom XHANCE has been prescribed meet the payors’ utilization management criteria (i.e., prior authorizations or step-edits) and, as a result, patients may not gain access to XHANCE treatment. In our contract negotiations with payors we seek to balance patient access and affordability, breadth of coverage, payor utilization management and rebate levels. We have also contracted with the Centers for Medicare and Medicaid Services for coverage of certain government insured lives and continue to expand XHANCE market access for other government-insured populations.
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
OPN-019
In June 2020, we announced the initiation of development of a new product candidate, OPN-019. OPN-019 will combine the Company’s proprietary nasal Exhalation Delivery System (EDS) with an antiseptic.
We have performed in vitro testing against SARS-CoV-2 with a candidate formulation in which a 4-log reduction (a 99.99% reduction) in virus count was produced. In addition, we are performing tests against other pathogens and expect results in November.
Because components of the drug-device combination product candidate, including both the active drug and delivery device, are currently commercially available in the U.S., we anticipate streamlined and accelerated development. Subsequent to a pre-Investigational New Drug (IND) submission we have engaged with FDA regarding an IND and clinical development pathway.

We are focused on supporting the initial stages of development within our current operating expense guidance and intend to seek grants, partnerships, and/or other sources of capital to fund future development.
Financial Operations Overview
The following discussion sets forth certain components of our consolidated statements of operations as well as factors that impact those items.
Net product revenues
Sales of XHANCE generated $15.4 million and $8.7 million in net product revenues for the three months ended September 30, 2020 and 2019, respectively, and $32.8 million and $19.3 million for the nine months ended September 30, 2020 and 2019, respectively. In accordance with GAAP, we determine net product revenues for XHANCE, with specific assumptions for variable consideration components including but not limited to trade discounts and allowances, co-pay assistance programs and payor rebates.
Based on available XHANCE prescription data purchased from third parties and data from our PPN partners, who collectively dispensed more than 80% of our total prescriptions (TRxs) in the period, our average net product revenues per prescription for the third quarter of 2020 was approximately $224, an increase compared to average net product revenues per prescription of $164 in second quarter of 2020.
The increase in average net product revenues per presctiption in the third quarter of 2020 from the second quarter of 2020 is largely a consequence of reduced copay support under our assistance programs as the result of patients' meeting their out of pocket expense thresholds and the sunsetting of the ASSIST program at the end of June 2020.
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

Licensing revenues
Currax License Agreement
In September 2019, we entered into a license agreement (the Currax License Agreement) with Currax Pharmaceuticals LLC (Currax). Under the terms of the Currax License Agreement, we granted Currax an exclusive license to certain OptiNose patents and a non-exclusive license to certain OptiNose know-how to use, sell, offer for sale, have sold and import Onzetra® Xsail® (sumatriptan nasal powder) in the US, Canada and Mexico.
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
Consolidated Results of Operations
Comparison of three months ended September 30, 2020 and 2019
The following table sets forth our selected consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended September 30,
	2020	2019
Revenues:
Net product revenues	$15,436	$8,667
Licensing revenues	—	3,730
Total revenues	15,436	12,397
Costs and expenses:
Cost of product sales	2,221	1,389
Research and development	6,524	5,547
Selling, general and administrative	24,575	25,270
Total operating expenses	33,320	32,206
Loss from operations	(17,884)	(19,809)
Other (income) expense:
Interest (income) expense	3,319	1,813
Other (income) expense	11	7,186
Total other (income) expense	3,330	8,999
Net loss	$(21,214)	$(28,808)
Net product revenues
Net product revenues related to sales of XHANCE were $15.4 million and $8.7 million for the three months ended September 30, 2020 and 2019, respectively. Revenue growth is attributable primarily to an increase in units sold to customers, as a result of a greater number of XHANCE prescriptions dispensed during the three months ended September 30, 2020.

Cost of product sales
Cost of product sales related to XHANCE were $2.2 million and $1.4 million for the three months ended September 30, 2020 and 2019, respectively, with the increase primarily attributed to an increase in units sold to customers during the period.
Research and development expense
Research and development expense was $6.5 million and $5.5 million for the three months ended September 30, 2020 and 2019, respectively. The $1.0 million increase was attributable primarily to:
•a $0.8 million increase in clinical expenses related to the conduct of our clinical trials of XHANCE for the treatment of chronic sinusitis and FDA-mandated pediatric studies;
•a $0.3 million increase in personnel costs; and
•a $0.1 million increase in regulatory expenses as a result of the initiation of development of OPN-019.
This increase was offset by:
• a $0.2 million decrease in consulting expenses.
Selling, general and administrative expense
Selling, general and administrative expense was $24.6 million and $25.3 million for the three months ended September 30, 2020 and 2019, respectively. The $0.7 million decrease was due primarily to:
▪a $1.3 million decrease related to delayed expenses and/or expenses not incurred as a result of the COVID-19 interruption. These expenses include:
•$0.6 million in advisory board, congresses, speaker programs and meeting expenses; and
•$0.7 million in travel expenses.
•a $0.8 million decrease in expenses related to the sale of XHANCE, including direct to consumer marketing expenses; and
•a $0.6 million decrease in patent, legal, consulting and professional fees.
This decrease was offset by:
▪a $1.4 million increase in service fees paid to our PPN partners, the result of a greater number of XHANCE prescriptions dispensed by our PPN partners during the period; and
▪a $0.6 million increase in personnel expenses due to increases in headcount and the expansion of our sales team.
Interest (income) expense, net
Interest (income) expense, net, was $3.3 million and $1.8 million for the three months ended September 30, 2020 and 2019, respectively. Interest expense was $3.4 million and $2.4 million for the three months ended September 30, 2020 and 2019, respectively. The increase was primarily related to the increased principal balance of our long-term debt. Interest expense was offset by interest income of $0.03 million and $0.6 million for the three months ended September 30, 2020 and 2019, respectively. Interest income decreased by $0.5 million as compared to the three months ended September 30, 2019 as a result of lower cash balances and reduced interest rates.

Comparison of nine months ended September 30, 2020 and 2019
The following table sets forth our selected consolidated statements of operations data for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2020	2019
Revenues:
Net product revenues	$32,770	$19,320
Licensing revenues	—	4,230
Total revenues	32,770	23,550
Costs and expenses:
Cost of product sales	5,276	3,216
Research and development	16,930	15,404
Selling, general and administrative	77,332	77,610
Total operating expenses	99,538	96,230
Loss from operations	(66,768)	(72,680)
Other (income) expense:
Interest (income) expense	9,110	5,189
Other (income) expense	44	7,189
Total other (income) expense	9,154	12,378
Net loss	$(75,922)	$(85,058)
Net product revenues
Net product revenues related to sales of XHANCE were $32.8 million and $19.3 million for the nine months ended September 30, 2020 and 2019, respectively. Revenue growth is attributable primarily to an increase in units sold to customers, as a result of a greater number of XHANCE prescriptions dispensed during the nine months ended September 30, 2020.
Licensing revenues
Licensing revenues were $4.2 million for the nine months ended September 30, 2019 as a result of the upfront payments received under the terms of the Inexia License Agreement and Currax License Agreement. No licensing revenue was recognized during the nine months ended September 30, 2020.
Cost of product sales
Cost of product sales related to XHANCE were $5.3 million and $3.2 million for the nine months ended September 30, 2020 and 2019, respectively, with the increase primarily attributed to an increase in units sold to customers during the period.
Research and development expense
Research and development expense was $16.9 million and $15.4 million for the nine months ended September 30, 2020 and 2019, respectively. The $1.5 million increase was attributable primarily to:
•a $0.8 million increase in clinical expenses related to the conduct of our clinical trials of XHANCE for the treatment of chronic sinusitis and FDA-mandated pediatric studies;
• a $1.0 million increase in personnel expenses due to increases in headcount.
This increase was offset by:
▪a $0.4 million decrease in consulting expenses.
Selling, general and administrative expense
Selling, general and administrative expense was $77.3 million and $77.6 million for the nine months ended September 30, 2020 and 2019, respectively. The $0.3 million decrease was due primarily to:

▪a $5.0 million decrease related to delayed expenses and/or expenses not incurred as a result of the COVID-19 interruption. These expenses include:
•$2.0 million in advisory board, congresses, speaker programs and meeting expenses;
•$1.9 million in travel expenses; and
•$1.1 million in marketing expenses.
•a $1.4 million decrease in direct to consumer marketing expenses; and
•a $0.9 million decrease in patent, legal, consulting and professional fees.
This decrease was offset by:
▪a $4.0 million increase in service fees paid to our PPN partners, as a result of a greater number of XHANCE prescriptions dispensed by our PPN partners during the period;
▪an $1.8 million increase in personnel expenses, including stock compensation, due to increases in headcount and the expansion of our sales team;
▪a $0.7 million increase in insurance and infrastructure expenses; and
▪a $0.6 million increase in market access expenses.
Interest (income) expense, net
Interest (income) expense, net, was $9.1 million and $5.2 million for the nine months ended September 30, 2020 and 2019, respectively. Interest expense was $9.5 million and $7.1 million for the nine months ended September 30, 2020 and 2019, respectively. The increase was primarily related to the increased principal balance of our long-term debt. Interest expense was offset by interest income of $0.4 million and $2.0 million for the nine months ended September 30, 2020 and 2019, respectively. Interest income decreased by $1.6 million as compared to the nine months ended September 30, 2019 as a result of lower cash balances and reduced interest rates.
Liquidity and Capital Resources
Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. We incurred net losses of $75.9 million and $85.1 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $503.9 million. We have funded our operations primarily through the sale and issuance of stock and debt, as well as through licensing revenues. As of September 30, 2020, we had $143.1 million in cash and cash equivalents.
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(67,049)	$(72,709)
Net cash used in investing activities	(460)	(485)
Net cash provided by (used in) financing activities	63,502	(2,302)
Effects of exchange rates on cash and cash equivalents	(11)	(11)
Net decrease in cash, cash equivalents and restricted cash	$(4,018)	$(75,507)
Operating activities
Cash used in operating activities decreased by $5.7 million, from $72.7 million for the nine months ended September 30, 2019 to $67.0 million for the nine months ended September 30, 2020. The decrease in cash used in operating activities was attributable primarily to an increase in revenue and receivable collections, partially offset by increased inventory purchases.
Investing activities
Cash used in investing activities was $0.5 million for the nine months ended September 30, 2020 and 2019. Cash used in investing activities is related to purchases of manufacturing equipment during each period.

Financing activities
Cash provided by financing activities was $63.5 million for the nine months ended September 30, 2020. Cash used in financing activities was $2.3 million for the nine months ended September 30, 2019. Cash provided by financing activities for the nine months ended September 30, 2020 was primarily driven by net proceeds of $33.4 million from the August 2020 underwritten public offering in which we sold 6,000,000 shares of our Common Stock at a price of $5.60 per share, as well as the receipt of $30.0 million from the issuance of the First Delayed Draw Notes under the Pharmakon Senior Secured Notes offset by additional debt issuance costs of $0.2 million.
Cash used in financing activities for the nine months ended September 30, 2019 was driven by the repayment of the Athyrium Senior Secured Notes of $80.2 million offset by net proceeds of $77.6 million from the issuance of the Pharmakon Senior Secured Notes.
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

At our option, $20.0 million of Pharmakon Senior Secured Notes (the Third Delayed Draw Notes) may be issued between August 15, 2020 and February 15, 2021 as we exceeded XHANCE net sales and royalties for the quarter ended September 30, 2020 of $14.5 million. We expect to draw the $20.0 million available to us from the Third Delayed Draw Notes by early 2021, subject to our continuing to meet eligibility requirements at the time of the draw.
The proceeds of the initial Pharmakon Senior Secured Notes issued on the Closing Date were used to repay all existing indebtedness under the note purchase agreement with Athyrium. The proceeds from the First Delayed Draw Notes are being used for general corporate purposes.
On August 13, 2020, in conjunction with the closing of our underwritten public offering, we entered into an amendment (the Amendment) to the Pharmakon Senior Secured Notes. The Amendment provides us with the option to issue an additional $20,000 of Pharmakon Senior Secured Notes (the Additional Delayed Draw Notes), subject to us achieving XHANCE net sales and royalties for the quarter ended June 30, 2021 of at least $26,000 and certain other conditions.

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
The Pharmakon Senior Secured Notes are secured by a pledge of substantially all of our assets and contains affirmative and negative covenants customary for financings of this type, including limitations on our and our subsidiaries’ ability, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, grant certain license rights to our products, technologies and other intellectual property rights; pay dividends and distributions, repay junior indebtedness and enter into affiliate transactions, in each case, subject to certain exceptions. In addition, the Pharmakon Senior Secured Notes contain financial covenants requiring us to maintain at all times certain minimum trailing twelve-

month consolidated XHANCE net sales and royalties, tested on a quarterly basis, and at least $30.0 million of cash and cash equivalents.
The Note Purchase Agreement also includes events of default customary for financings of this type, in certain cases subject to customary periods to cure, following which BioPharma may accelerate all amounts outstanding under the notes.
Projected 2020 operating expenses
We expect that our total GAAP operating expenses (consisting of selling, general & administrative expenses and research & development expenses) for 2020 will be between $127.0 million and $132.0 million of which approximately $10.0 million is expected to be stock-based compensation expense. Total GAAP operating expenses excluding stock-based compensation expense are expected to be between $117.0 million and $122.0 million. An increase in expenses from 2019 to 2020 is anticipated due to the annualization of the 2019 sales force expansion, an increase in fees paid to our PPN partners associated with higher projected XHANCE TRx volumes, and an increase in research and development expenses related to our clinical trial program in pursuit of a follow-on indication for XHANCE for the treatment of chronic sinusitis in the U.S.; however, these increases in expenses are largely offset by various expense reductions in response to the COVID-19 pandemic.
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
Although it is difficult to predict our future liquidity requirements, we will likely require additional capital in the future secured through equity or debt financings, partnerships, collaborations, or other sources in order to meet the debt service obligations under our outstanding Pharmakon Senior Secured Notes, including repayment, and to carry out our planned development and commercial activities. We believe that our existing cash, plus additional capital that we qualified for and expect to draw under the Pharmakon Note Purchase Agreement, is expected to provide adequate capital through the receipt of top-line data from both chronic sinusitis trials, and fund operations into 2022. Additional capital, secured in the future through equity or debt financings, partnerships, collaborations, or other sources, may not be available on a timely basis, on favorable terms, or at all, and such capital, if raised, may not be sufficient to meet our debt service obligations, including repayment, or enable us to continue to implement our long-term business strategy. If additional capital is not secured when required, we may need to delay or curtail our operations until such funding is received. If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition and results of operations could be materially adversely affected and we may need to delay or curtail our operations until such funding is received. Additionally, we may never become profitable, or if we do, we may not be able to sustain profitability on a recurring basis.
Off-balance sheet arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
Contractual obligations and commitments
The following table summarizes our contractual obligations at September 30, 2020:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating leases(1)	$4,326	$1,683	$1,971	$672	$—
Long-term debt(2)	147,454	11,989	76,720	58,745	—
Total	$151,780	$13,672	$78,691	$59,417	$—
(1) Reflects obligations pursuant to our office leases in Yardley, Pennsylvania, Ewing, New Jersey, and Oslo, Norway, and leases of certain equipment.

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

We are also party to a manufacturing services agreement with one of our suppliers pursuant to which we are obligated to purchase a minimum number of products per month or potentially be subject to a payment of $5,000 per week for such month.

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
Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a 15(e) and 15d 15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On March 13, 2020, the President of the United States announced a national emergency relating to the coronavirus (COVID-19) pandemic. Government authorities in the U.S. have recommended or imposed various social distancing, quarantine, and isolation measures on large portions of the population, and similar measures have also been taken in many other countries around the world. These measures have changed, and will continue to change, based on the severity and potential resurgence of COVID-19.
In March 2020, we modified our business practices and transitioned to a full-time, virtual work environment in which all employees were encouraged to work from their place of residence if their job functions allowed, and all work-related travel was temporarily discontinued. A significant portion of the physicians' offices in which our territory managers detail XHANCE either were closed, had reduced patient flow or temporarily stopped sales representatives’ visits, which has hindered our ability to detail XHANCE to physicians' offices. Where permitted by governmental requirements and the policies of physician offices, our territory managers began to return to in-person detailing of physicians in May and June, however, many restrictions remain and some physicians' offices are not seeing sales representatives. If our territory managers continue to have a limited ability to meet with physicians and if patients’ visits to doctors continue to be limited, XHANCE prescription growth and net revenues will continue to be adversely impacted. In addition, changes in insurance coverage or reimbursement levels by governmental authorities, private health insurers and other third-party payors, or in the type of such coverage held by patients, due to the impacts of the COVID-19 pandemic, including the related increase in unemployment in the U.S., may negatively impact XHANCE prescription growth and net revenues.
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
Our ability to enroll patients and retain principal investigators and site staff for our ongoing clinical trials have been, and could continue to be, impaired due to the COVID-19 outbreak in their geographic areas, the prioritization of medical resources toward the COVID-19 pandemic, or as a result of quarantines and other restrictions that interrupt healthcare services. Furthermore, patients, investigators, or site staff have been and may continue to be unwilling or unable to comply with clinical trial protocols due to COVID-19 illness, concerns about the pandemic, or quarantines or other restrictions that impede their movement. Any interruption in the supply of the study drug might also delay our ability to complete our ongoing clinical trials within our expected timelines. Significant delays in the completion of our ongoing clinical trials are costly and could adversely affect our business and financial condition.
COVID-19 may also have an adverse impact on our contract manufacturers, suppliers, PPN partners, wholesalers, distributors and third party logistic provider as a result of employees or other key personnel becoming infected, preventive and precautionary measures that governments or such third parties are taking, such as social distancing, quarantines, and other restrictions, and shortages of supplies necessary for the manufacture of XHANCE. Any of these circumstances could adversely impact the ability of third parties on which we rely to manufacture and distribute adequate volumes of XHANCE. For example, in April, our contract manufacturer for the formulation and assembly of finished XHANCE drug product implemented a reduced work schedule in response to the pandemic which resulted in temporary delays relating to the assembly of XHANCE finished goods.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Issuances of Unregistered Securities
As noted in the Company's Current Report on Form 8-K filed with the SEC on August 18, 2020, the Company and its subsidiaries, OptiNose US, Inc. (the “Issuer”), OptiNose UK Limited (the “UK Guarantor”) and OptiNose AS (the “Norwegian Guarantor” and together with the Company and the UK Guarantor, the “Guarantors”), entered into an amendment (the “Amendment”) to that certain Note Purchase Agreement (the “Note Purchase Agreement”), dated September 12, 2019, among the Issuer, the Guarantors, BioPharma Credit PLC, as collateral agent (the “Collateral Agent”), and the purchasers party thereto from time to time (the “Purchasers”).

Pursuant to the Amendment, the Issuer may elect to sell an additional tranche of an aggregate of $20.0 million of the Issuer's senior secured notes pursuant to the Note Purchase Agreement to the Purchasers in the event the Company’s consolidated net product sales for the fiscal quarter ending June 30, 2021 are at least $26.0 million and certain other conditions are satisfied. As consideration for the Amendment, the Company issued shares of Company common stock having an aggregate value equal to $250,000 at a price per share of $5.60 (the “Shares”). The Shares were issued on August 18, 2020 in a private placement transaction exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Rule 506 thereunder.

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

3.2		Amended and Restated Bylaws of OptiNose, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-38241), as filed with the SEC on October 18, 2017).
10.1	*†
Amendment No.1, dated September 15, 2020, to the Manufacturing Services Agreement, dated December 21, 2018, by and among OptiNose US, Inc., OptiNose UK Ltd. and Optinose AS and Advance Mold & Manufacturing, Inc. d/b/a Vision Technical Molding.

10.2
Amendment Letter to the Note Purchase Agreement, date September 12, 2019, among OptiNose US, Inc., OptiNose, Inc., OptiNose UK Limited and OptiNose AS, BioPharma Credit PLC, as collateral agent, and the purchasers from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-38241), as filed with the SEC on August 18, 2020).

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

OPTINOSE, INC.
Date:	November 5, 2020	By:	/s/ KEITH A. GOLDAN
			Name:	Keith A. Goldan
			Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)