Form 10-K
period 2020-12-31
OptiNose, Inc.
filed 2021-03-03
CIK 1494650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☒	Smaller reporting company	☒
	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐   No ☒

As of June 30, 2020 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the registrant's common stock held by non-affiliates was approximately $175.6 million based on the last reported sale price of the registrant's common stock on the Nasdaq Global Select Market on June 30, 2020.

The number of shares of common stock outstanding at March 1, 2021 was 52,945,865 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2021 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K where indicated. Such definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the year ended December 31, 2020.

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
▪planned product development activities, studies and clinical trials, and related increase in expenses, in pursuit of a follow-on indication for chronic sinusitis;
▪our expectation that top-line results from one of our ongoing Phase 3b chronic sinusitis trials will be available by the end of 2021 and from the other trial in the first half of 2022;
▪our expectation that our GAAP operating expenses in 2021 will be between $137.0 million and $142.0 million and that our non-cash stock-based compensation expense will be approximately $11.0 million;
▪our expectation that XHANCE net product revenues for the full year of 2021 will be at least $80.0 million and our expectation that XHANCE net product revenues for the first quarter 2021 will decrease compared to fourth quarter 2020 XHANCE net revenues;
▪our expectation that the average net product revenues per prescription for XHANCE in the first quarter of 2021 will be between $120 and $140 and our expectation that the average net product revenues per prescription for the full year of 2021 will increase compared to full year 2020;
▪our belief that our existing cash and cash equivalents will be sufficient to maintain the minimum cash balance required under our debt facility and to fund our operations for at least twelve months from the filing date of this Annual Report on Form 10-K;

▪our development plans, timing of data, and objectives for OPN-019, the potential benefits of OPN-019, the potential development of OPN-019 may be streamlined and accelerated, and our intention to fund initial development of OPN-019 within our current operating expense plan and seek grants, partnerships and/or other sources of capital to fund future development;

▪the potential to expand our prescriber base through our co-promotion agreement with kaléo;

▪our expectation that we will incur research and development expenses for the foreseeable future as we expect to continue the development of XHANCE for the treatment of chronic sinusitis and our other product candidates, including OPN-019;
▪the size and growth potential of the markets for XHANCE and our other product candidates, and our ability to service those markets;
▪the rate and degree of market acceptance and market opportunity of XHANCE and our other product candidates;
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
▪our ability to maintain regulatory approval of XHANCE and our other product candidates;
▪our ability to attract collaborators with development, regulatory and commercialization expertise;
▪regulatory developments in the United States and foreign countries;
▪our ability to operate our business without infringing the intellectual property rights of others;
▪the scope and duration of patent protection and other barriers to entry that we expect to benefit XHANCE and our other product candidates;
▪the performance of our third-party suppliers, manufacturers, wholesalers, distributors and preferred pharmacy network (PPN) partners;

▪the potential for us to decrease our reliance on sole-source suppliers and increase the third party manufacturing capacity that is available to us;
▪the success of competing products that are or become available;
▪our belief that our facilities meet our needs and that we could obtain alternative space on commercially reasonable terms;
▪the potential for XHANCE to be the first product approved for the treatment of chronic sinusitis;
▪our expectation that we can submit an efficacy supplement to our new drug application (NDA) for the potential expansion of XHANCE’s indication;
▪the potential for XHANCE to be the standard of care for the treatment of chronic rhinosinusitis with and without nasal polyps;
▪our expectations regarding our ability to obtain and adequately maintain sufficient intellectual property protection for XHANCE and our other product candidates;
▪our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (JOBS Act); and
▪the accuracy of our estimates regarding expenses, future revenue, capital requirements and need for additional financing;
as well as other statements relating to our future operations, financial performance and financial condition, prospects, strategies, objectives or other future events. Forward-looking statements appear primarily in the sections of this Form 10-K entitled "Item 1 - Business," "Item 1A - Risk Factors," and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations". In some cases, you can identify forward-looking statements by words such as "may,” "will,” "could," "would," "should," "expect," "intend," "plan," "anticipate," "target," "believe," "estimate," "predict," "project," "potential," "continue," "ongoing," "scheduled" and similar expressions, although not all forward-looking statements contain these identifying words.
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
RISK FACTOR SUMMARY
The risk factors summarized below could materially harm our business, operating results and/or financial condition, impair our future prospects and/or cause the price of our common stock to decline. For more information, see “Item 1A. Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2020. Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, the following:
Risks Related to Our Financial Position and Capital Resources
•We have incurred significant losses since our inception and anticipate that we will incur continued losses in the future. We may never achieve or maintain profitability, and will likely require additional capital to fund our operations.
•Our failure to comply with the covenants or other terms of the Note Purchase Agreement with Pharmakon could result in a default under the Note Purchase Agreement that could materially and adversely affect the ongoing viability of our business.
•Our Note Purchase Agreement contains restrictions that limit our flexibility in operating our business.
Risks Related to COVID-19
•The coronavirus (COVID-19) pandemic has and may continue to adversely affect our business, results of operations and financial condition.
Risks Related to Commercialization of XHANCE
•If we are unable to successfully commercialize XHANCE, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.
•The commercial success of XHANCE will depend upon its acceptance by multiple stakeholders, including physicians, patients and healthcare payors.
•If third-party payors do not reimburse patients for XHANCE or if reimbursement levels are set too low for us to sell XHANCE at a profit, our ability to successfully commercialize XHANCE and our results of operations will be harmed.
•If we are unable to differentiate XHANCE from current and future products or existing methods of treatments or if the market opportunities for XHANCE are smaller than we believe, our ability to successfully commercialize XHANCE would be adversely affected and our revenue may be adversely affected.
•We rely on PPN partners for distribution of XHANCE in the U.S., and the failure of those PPN partners to distribute XHANCE effectively would adversely affect sales of XHANCE.
•If we cannot implement and maintain effective patient affordability programs or improve formulary access for XHANCE in the face of increasing pressure to reduce the price of medications, the adoption of XHANCE by physicians and patients may decline.
•If the U.S. Food and Drug Administration (FDA) or other applicable regulatory authorities approve generic or similar products that compete with XHANCE, or if the FDA or other applicable regulatory authorities change or create new pathways that may expedite approval of such products, it could decrease our expected sales of XHANCE.
•Even though we have obtained regulatory approval for XHANCE, we still face extensive FDA regulatory requirements and may face future regulatory difficulties.
•Our relationships with physicians, patients, payors and pharmacies in the U.S. are subject to applicable anti-kickback, fraud and abuse laws and regulations. Our failure to comply with these laws could expose us to criminal, civil and administrative sanctions, reputational harm, and could harm our results of operations and financial conditions.

•Regulatory approval for any approved product is limited by the FDA to those specific indications and conditions for which clinical safety and efficacy have been demonstrated.
Risks Related to Clinical Development and Regulatory Approval of XHANCE for the Treatment of Chronic Sinusitis and Our Other Product Candidates
•The design and execution of clinical trials to support FDA-approval of XHANCE for the treatment of chronic sinusitis is subject to substantial risk and uncertainty.
•The clinical development and regulatory approval processes of the FDA are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates or maintain regulatory approval for our approved products, our business may be substantially harmed.
Risks Related to Our Reliance on Third Parties
•If we encounter difficulties in maintaining commercial manufacturing and supply agreements with our third-party manufacturers and suppliers of XHANCE or if we encounter issues with our contract manufacturers or suppliers, our ability to commercialize and manufacture XHANCE would be impaired.
•If the third parties on which we rely to conduct our clinical trials do not successfully carry out their contractual duties or meet expected deadlines, or if they terminate their agreement with us, we may not be able to obtain regulatory approval for or commercialize our product candidates.
Risks Related to Our Business Operations and Industry
•Our sales force and other employees, PPN partners, CMOs, CROs, principal investigators, collaborators, independent contractors, consultants and other vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.
Risks Related to Our Intellectual Property
•If we are unable to protect our intellectual property rights or if our intellectual property rights are inadequate to protect our technology, XHANCE or our other product candidates, our competitors could develop and commercialize technology similar to ours, and our competitive position could be harmed.
•We may become involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time consuming and unsuccessful.
•Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which could be uncertain and could harm our business.
•Our competitors may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner.
•Changes in either U.S. or foreign patent law or interpretation of such laws could diminish the value of patents in general, thereby impairing our ability to protect our products.
Risks Related to Ownership of Our Common Stock
•The price of our common stock may be volatile and you may lose all or part of your investment.
•Future issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.
•Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others.

MARKET, INDUSTRY AND OTHER DATA
This Annual Report on Form 10-K contains estimates, projections, market research and other information concerning our industry, our business, markets for XHANCE and our other product candidates and the size of those markets, the prevalence of certain medical conditions, XHANCE market access, prescription data and other physician, patient and payor data. Unless otherwise expressly stated, we obtain this information from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources as well as from our own internal estimates and research and from publications, research, surveys and studies conducted by third parties on our behalf. Information that is based on estimates, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are reflected in this information. As a result, you are cautioned not to give undue weight to such information.

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
We have initiated two Phase 3b clinical trials of XHANCE for a follow-on indication for the treatment of chronic sinusitis and expect top-line results by the end of 2021 from one trial and in the first half of 2022 from the second trial. If successful, we believe XHANCE would be the first drug therapy product approved by the FDA for the treatment of chronic sinusitis.
The Unmet Need
Chronic rhinosinusitis is a serious nasal inflammatory disease characterized by chronic inflammation affecting tissues high and deep in the nasal passages, including the area where the openings from the sinuses normally ventilate and drain. This disease significantly impacts the quality of life and daily functioning of an estimated 30 million adults in the U.S. The U.S. healthcare system spends approximately $60 billion annually in direct costs treating patients with chronic rhinosinusitis and its associated symptoms, including an estimated $5 billion on sinus surgeries. In the U.S., physicians perform over 500,000 sinus surgeries each year, and we estimate that as of 2017, over seven million adults had undergone sinus surgery to treat chronic rhinosinusitis with and without nasal polyps.
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
Although the term chronic rhinosinusitis is often used in medical literature and medical practice, the FDA did not historically recognize chronic rhinosinusitis as an indication for drug development purposes. Instead, the FDA recognized chronic sinusitis and nasal polyps as separate indications for drug development purposes. For purposes of this Annual Report on Form 10-K, we use the terms chronic sinusitis and nasal polyps when referring to drug product treatment indications and our clinical trials and use the term chronic rhinosinusitis with and without nasal polyps when referring to disease and economic data reported in the medical literature, medical practice and our estimates of XHANCE's market opportunity.
Limitations of Therapies
Multiple clinical practice guidelines specify the use of INS early in the treatment algorithm for chronic rhinosinusitis with and without nasal polyps. Steroids are generally pharmacologically effective at treating inflammation. However, conventional INS, including nasal sprays and nasal aerosols, are topically-acting and unable to effectively and consistently place the steroids onto the primary site of inflammation and nasal polyp origin, high and deep in the nasal passages. These products deposit a majority of the drug in the front of the nose or on the floor of the nasal passages, reducing their effectiveness and leaving many patients without sufficient symptomatic relief. These recognized limitations cause some physicians to seek out alternative treatment regimens such as high-volume steroid nasal rinses. This approach, however, has not been well studied, is difficult to administer, can be costly and may risk systemic side effects. Physicians may also prescribe oral steroids on an episodic basis to patients who have not received sufficient symptomatic relief from INS. Oral steroids, which are often effective in reducing inflammation and nasal polyps, offer only temporary benefit and are limited by the risk of significant systemic side effects associated with both short- and long-term use. Additionally, in June 2019 and December 2020 the FDA approved the first two monoclonal antibodies as add-on maintenance treatments (to an INS) in adult patients with inadequately controlled chronic rhinosinusitis with nasal polyposis, and other monoclonal antibodies are in development. The cost of currently approved monoclonal antibodies range from approximately $30,000 to $40,000 per year. We believe the high costs of these monoclonal antibodies, the need for subcutaneous injection or intravenous administration and the systemic nature of these treatments, which target components of the immune response, may limit the use by certain physicians and patients.
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
Our Solution
XHANCE combines our EDS device with a liquid formulation of fluticasone propionate, a well-characterized, second-generation corticosteroid. XHANCE is designed to deliver medication into the high and deep regions of the nasal passages where both nasal polyps and inflamed and swollen membranes can obstruct normal sinus ventilation and drainage. In multiple studies utilizing advanced imaging, our EDS device produced a differentiated pattern of drug delivery in healthy subjects with significant drug deposited in the high and deep regions of the nasal passages, areas not well accessed by conventional INS delivery mechanisms. We believe XHANCE has the potential to become part of the standard of care for the treatment of patients with chronic rhinosinusitis before they progress to more costly treatment alternatives. We also believe that the current treatment practice of postoperative INS use could support XHANCE's adoption as a maintenance therapy to improve outcomes following sinus surgery.
We conducted five clinical trials evaluating over 1,500 adult patients, including two randomized, double-blinded, placebo-controlled Phase 3 pivotal clinical trials in adults with nasal polyps and two supportive open-label Phase 3 clinical trials in adults with symptoms of chronic sinusitis with or without nasal polyps. In both Phase 3 pivotal clinical trials, patients treated with XHANCE experienced statistically significant reductions of both nasal congestion/obstruction symptoms and total polyp grade, which were the co-primary endpoints. Treatment benefits were also observed in all four defining symptoms of chronic rhinosinusitis, as well as in polyp elimination (reduction of polyp to grade 0), quality of life measures, need for sinus surgery based on study-defined criteria and patient global impression of change. In addition, the magnitude of improvement for patients treated by XHANCE in our Phase 3 pivotal clinical trials, as measured by the Sinonasal Outcome Test-22, a validated clinical outcome assessment, was comparable to the reported benefits in third-party studies of endoscopic sinus surgery (ESS) and balloon sinus dilation. In our supportive open-label Phase 3 clinical trials, which evaluated approximately 900 patients with symptoms of chronic sinusitis with and without nasal polyps for a period of up to one year, XHANCE was generally well tolerated and produced results on efficacy measures similar to those observed in our Phase 3 pivotal clinical trials. In these supportive trials, we observed comparable symptom improvements in patients with and without nasal polyps and continuing incremental polyp reduction and symptom improvement through 12 months. XHANCE had an adverse event profile generally comparable to the profile reported in similarly designed trials with conventional INS. The most common adverse reactions (incidence ≥ 3%) are epistaxis, nasal septal ulceration, nasopharyngitis, nasal mucosal erythema, nasal mucosal ulcerations, nasal congestion, acute sinusitis, nasal septal erythema, headache, and pharyngitis.
We believe XHANCE offers a cost-effective treatment solution to payors who are increasingly being asked to pay for multiple high-cost therapies for a variety of diseases priced at tens of thousands of dollars per year. As of January 1, 2021, the wholesale acquisition cost for XHANCE was $542.97. XHANCE is priced comparable to the only other branded INS that is currently approved to treat nasal polyps, but at a price significantly higher than generic INS and over-the-counter (OTC) INS products.
We expect XHANCE to be adopted by physicians at a natural point in the care pathway for use in patients with chronic rhinosinusitis with or without nasal polyps after treatment failure with cheaper generic or OTC traditional INS therapies but before they progress to costly surgical interventions and monoclonal antibodies. We estimate that sinus surgery costs on average $13,500 per procedure, and monoclonal antibodies cost approximately $30,000 to $40,000 per year based on the wholesale acquisition cost and recommended dosing for XOLAIR® (omalizumab) and DUPIXENT® (dupilumab).
U.S. Market Opportunity
We believe there is a market opportunity for XHANCE consisting of ENT physicians, allergists and primary care physicians in the U.S. that most frequently prescribe INS. This group of approximately 5,000 primary care physicians, which we refer to as "specialty-like" primary care physicians, account for approximately 25% of all INS prescriptions written by primary care physicians. We refer to these ENT physicians, allergists and high-decile INS-prescribing primary care physicians collectively as the "specialty segment" of our target market. We believe the approximately 15,000 physicians in this specialty segment together treat an estimated 3.5 million U.S. patients with chronic rhinosinusitis, an estimated 1.2 million of whom have chronic rhinosinusitis with nasal polyps. We believe the total annual U.S. market opportunity for XHANCE in this specialty segment is over $3.4 billion, of which approximately one-third consists of patients with chronic rhinosinusitis with nasal polyps. If we obtain approval for the follow-on indication of chronic sinusitis, we intend to broaden our commercialization efforts to target additional primary care physicians that we believe treat an additional estimated 6.25 million U.S. patients with chronic rhinosinusitis, an estimated one-third of whom have chronic rhinosinusitis with nasal polyps. We refer to these additional primary care physicians as the "primary care segment" of our target market. We believe the total additional annual U.S. market opportunity for XHANCE in this primary care segment is over $6.0 billion, of which approximately one-third consists of patients with chronic rhinosinusitis with nasal polyps. Therefore, we estimate the total annual U.S. market opportunity for the combined specialty and primary care segments is over $9.5 billion, of which approximately one-third consists of patients with chronic rhinosinusitis with nasal polyps.
Intellectual Property and Barriers to Entry
XHANCE benefits from substantial intellectual property and other technical barriers to entry, including drug delivery complexities. Our XHANCE U.S. patent portfolio consists of 13 issued device and method of use patents expiring from 2021 through 2035 and three issued design patents expiring through 2030, as well as pending patent applications. The 13 issued device and method of use patents are published in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book.
We believe the unique features of our EDS device, as well as its delivery of a topically-acting drug, will present generic and 505(b)(2) new drug application (NDA) competitors of XHANCE with technical and human factors engineering challenges specific to drug-device combination products and chemistry, manufacturing and controls challenges unique to suspension and respiratory products. We also believe that any future substitutable generic competitors may be required to conduct, among other things, non-inferiority clinical trials demonstrating equivalent efficacy and safety outcomes to establish clinical bioequivalence to XHANCE. We believe these clinical trials, if required, would necessitate a significant amount of time and capital investment and present clinical development uncertainties. However, the FDA recently updated the list of product specific guidances for complex generic drug products that the FDA plans to issue in 2021 to include XHANCE, which may provide clarity for generic competitors to develop generic products that competes with XHANCE.
Our Growth Strategy
Our goal is to become a leading specialty pharmaceutical company dedicated to developing proprietary products that become a part of the standard of care for diseases in the ENT and allergy segments. The key elements of our strategy are to:
•Continue to commercialize XHANCE in the ENT and allergy specialty segments in the U.S.  We believe that approximately 15,000 targeted physicians treat an estimated 3.5 million chronic rhinosinusitis patients, an estimated 1.2 million of whom have chronic rhinosinusitis with nasal polyps. We have a sales force of approximately 100 territory managers who target over 10,000 ENT and allergy specialists and "specialty-like" primary care physicians. In addition, we have a co-promotion agreement with kaléo, which started in October 2020, to promote XHANCE to an audience of up to 6,000 prescribers, about half of whom are outside the universe of approximately 10,000 healthcare professionals called on by our territory managers. With data suggesting that prescribing continues to be suitably responsive to promotion, we may continue to increase the size of our deployed sales team.
▪Continue clinical development of XHANCE for the treatment of chronic sinusitis and expansion into the primary care segment to broaden our market opportunity. We have initiated two Phase 3b clinical trials in pursuit of a follow-on indication for XHANCE for the treatment of chronic sinusitis and expect top-line data by the end of 2021 from one trial and in the first half of 2022 from the second trial. If successful, we believe XHANCE would be the first drug therapy product approved by the FDA for the treatment of chronic sinusitis. In the future, as appropriate, we plan to broaden our marketing to additional primary care physicians that we believe treat an additional estimated 6.25 million patients in the U.S. with chronic rhinosinusitis, an estimated one-third of whom have chronic rhinosinusitis with nasal polyps. In addition, at some point in the future, we intend to consider directing promotional resources to an additional estimated 20 million adult chronic rhinosinusitis sufferers who are not regularly under the care of physicians for this disease using programs such as direct-to-consumer and direct-to-patient promotion.
▪Seek additional development candidates or approved therapies focused on the ENT and allergy specialty segments. We continue to evaluate strategic licensing, acquisition, development and commercial partnerships. These targeted opportunities could increase our growth and leverage our existing infrastructure and capabilities.
▪Explore business development activities for our EDS outside of the ENT and allergy segments.  We evaluate potential opportunities for additional uses of our EDS to support development and commercialization outside of ENT and allergy. We currently have two agreements in place that include an out-license of our EDS technology. In January 2019, OptiNose AS, our wholly-owned subsidiary, completed a licensing agreement (Inexia License Agreement) with Inexia Limited (Inexia) whereby we granted Inexia an exclusive license to our EDS devices and other intellectual property for the research, development and commercialization of products containing orexin receptor agonist and/or orexin receptor positive modulator molecules. In September 2019, OptiNose AS, entered into a licensing agreement (Currax License Agreement) with Currax Pharmaceuticals LLC (Currax) whereby we granted Currax an exclusive license to certain OptiNose patents and a non-exclusive license to certain OptiNose know-how related to Onzetra® Xsail® (sumatriptan nasal powder) in the U.S., Canada and Mexico.
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
Chronic Rhinosinusitis and Market Opportunity
Chronic Rhinosinusitis
Chronic rhinosinusitis (CRS) is a serious nasal inflammatory disease significantly impacting patients' quality of life and daily functioning. CRS, unlike allergic rhinitis, is characterized by chronic inflammation affecting tissues high and deep in the nasal passages, including the area where the openings from the sinuses normally ventilate and drain, causing symptoms that persist for a period of 8 to 12 weeks or longer. CRS patients typically suffer from these symptoms four to six months a year, with symptoms often persisting for many years.
In medical literature and medical practice, CRS is commonly divided into two subgroups: CRS with nasal polyps (CRSwNP) and CRS without nasal polyps (CRSsNP). CRS patients with and without nasal polyps suffer from chronic inflammation of the lining of the deep nasal passages and sinuses. Patients with CRSwNP also develop non-cancerous polyps on these chronically inflamed surfaces, typically originating in the deep crevices or sinus cavities on both sides of the nose. We estimate that up to 10 million adults in the U.S. have CRSwNP. Both subgroups of CRS share the same four defining diagnostic symptoms: (1) nasal congestion/obstruction; (2) facial pain and pressure; (3) purulent runny nose, and postnasal drip; and (4) loss of sense of smell and taste. Additional symptoms may include headaches, chronic sleep problems, fatigue, frequent episodes of acute rhinosinusitis and mood disorders. There is evidence suggesting that the harm to a sufferer's quality of life from CRS, as measured in multiple domains, such as bodily pain, social functioning and mental health, is comparable to or worse than other serious diseases, including chronic obstructive pulmonary disease, congestive heart failure and angina. As a result, many patients eventually seek surgery for symptom relief.
The American Academy of Otolaryngology-Head and Neck Surgery estimates that approximately 30 million adults in the U.S. have CRS, and it is estimated that up to 10 million adults have CRSwNP. CRS imposes a significant healthcare burden on insurers and employers. It has been reported that the U.S. healthcare system spends approximately $60 billion annually in direct costs treating patients with CRS and its associated symptoms, including an estimated $5 billion on sinus surgeries. In the U.S., physicians perform over 500,000 sinus surgeries each year, and we estimate that as of 2017, over seven million adults had undergone sinus surgery to treat CRS with and without nasal polyps. CRS has been reported to account for an aggregate of 73 million restricted activity days per year. Additionally, people with CRS have been reported to be absent from work because of this disease 6.5% of the time and to suffer a 38% loss of productivity.
U.S. Market Opportunity
We estimate that approximately 9.75 million CRS patients are currently being treated in physician offices in the U.S. We derived this estimate from a large patient claims database that reflects actual treatment patterns of CRS over a two-year period from 2010 to 2012. We also estimate that approximately 10,000 ENT and allergy specialists, as well as approximately 5,000 "specialty-like" primary care physicians, treat approximately 36% of all CRS patients in the U.S., or approximately 3.5 million patients, an estimated 1.2 million of whom have CRSwNP. In accordance with multiple published clinical practice guidelines, physicians typically medically manage CRS patients by prescribing INS despite the fact that there are no FDA-approved products for the treatment of CRSsNP.
If we obtain FDA approval for the follow-on indication for the treatment of chronic sinusitis (CS), we intend to broaden our marketing outreach to additional primary care physicians that treat an additional estimated 6.25 million U.S. patients with CRS, an estimated one-third of whom have CRSwNP. We may also direct promotional resources to an additional estimated 20 million CRS sufferers who are not regularly under the care of physicians for this disease using programs such as direct-to-consumer and direct-to-patient promotion.
Based on internal estimates, we believe the total annual U.S. market opportunity for XHANCE in the specialty segment is over $3.4 billion, of which approximately one-third consists of patients with CRSwNP. Based on these same estimates, we believe the total additional annual U.S. market opportunity for XHANCE in the primary care segment is over $6.0 billion, of which approximately one-third consists of patients with CRSwNP. Therefore, we estimate the total annual U.S. market opportunity for the combined specialty and primary care segments is over $9.5 billion, of which approximately one-third consists of patients with CRSwNP.
Treatment Landscape
The treatment of CRS with and without nasal polyps typically begins with medical management. In cases where patients remain symptomatic despite medical management, physicians often recommend various forms of sinus surgery to help restore normal sinus ventilation and drainage. The following is a brief description of the current treatment landscape and product candidates in development for CRS with and without nasal polyps:
Current Therapies
▪Intranasal Steroids.  Multiple published clinical practice guidelines generally recommend topically-acting INS as the first line of prescription therapy for the treatment of CRS with and without polyps. As a result, physicians typically prescribe INS nasal sprays or nasal aerosols despite the fact that there are no FDA-approved products for the treatment of CRSsNP. Therefore, the majority of chronic rhinosinusitis sufferers being treated have tried INS. We estimate that physicians in the U.S. prescribe approximately 17 million INS prescriptions each year for the treatment of chronic rhinosinusitis, which includes, among other INS products, a generic fluticasone propionate nasal spray. Nasonex, or mometasone furoate nasal spray, is currently the only other branded INS approved by the FDA for the treatment of nasal polyps. A generic version of Nasonex, mometasone furoate monohydrate, was approved by the FDA for, among other indications, the treatment of nasal polyps and launched in 2016. Physicians not only prescribe INS as a standalone therapy, but also typically prescribe INS following sinus surgery as some third-party clinical trials suggest that INS treatment can improve symptoms and delay symptom recurrence. In lieu of prescription INS nasal sprays, physicians may recommend use of over-the-counter INS nasal sprays.
▪Oral steroids.  Physicians may prescribe oral steroids on an episodic basis to patients who have not received sufficient symptomatic relief from INS. Oral steroids are often effective at treating the underlying inflammation associated with the disease and reducing postoperative scarring, but the benefit is temporary. As inflammation returns, many patients resume INS therapy.
▪Monoclonal antibodies. In June 2019, the FDA approved DUPIXENT as an add-on (to an INS) maintenance treatment in adult patients with inadequately controlled chronic rhinosinusitis with nasal polyposis. In November 2020, the FDA approved XOLAIR add-on maintenance treatment of nasal polyps in adult patients with inadequate response to nasal corticosteroids.
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
Several companies have developed less invasive technologies for the treatment of chronic rhinosinusitis since the introduction of ESS, such as balloon sinus dilation devices and steroid-releasing sinus implants. Balloon sinus dilation employs a high pressure inflated balloon to open blocked sinus pathways to increase ventilation and mucus drainage. Steroid-releasing sinus implants are used to hold open the surgically enlarged sinus, while releasing a steroid over a period of time in order to reduce postoperative sinus inflammation and scarring. SINUVA® (mometasone furoate) sinus implant is a commercially available corticosteroid-eluting implant indicated for the treatment of nasal polyps in adult patients who have had ethmoid sinus surgery that can be placed in the ethmoid sinus under endoscopic visualization for up to 90 days. In the SINUVA clinical studies, patients were advised to use nasal steroid sprays and sinus rinses for the duration of the study.
Potential Future Therapies
Additional potential future therapies include but are not limited to monoclonal antibodies, some of which are already approved for other indications, are being developed for the treatment of nasal polyps, and are believed to inhibit specific pathways of inflammation present in nasal polyps. These monoclonal antibodies include benralizumab and mepolizumab.
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
▪Treatment with monoclonal antibodies is costly, difficult to administer and may have negative side effects. The current FDA-approved monoclonal antibodies for the treatment of nasal polyps cost approximately $30,000 to $40,000 per year. Monoclonal antibodies also require subcutaneous injections or intravenous administration. We believe the systemic nature of these treatments, which target components of the immune response, may result in more adverse side effects than treatments with topically-acting steroids.
Our Solution
XHANCE
XHANCE combines our EDS device with a liquid formulation of fluticasone propionate, a potent, well-characterized, second-generation anti-inflammatory corticosteroid for the treatment of serious nasal diseases characterized by chronic inflammation, such as chronic rhinosinusitis. XHANCE is designed to deliver fluticasone propionate into the high and deep regions of the nasal passages where nasal polyps or inflamed and swollen membranes can obstruct normal sinus ventilation and drainage. In September 2017, the FDA approved our NDA for XHANCE for the treatment of nasal polyps in patients 18 years of age or older. We have two ongoing Phase 3b clinical trials of XHANCE for a follow-on indication for the treatment of chronic sinusitis and expect top-line results by the end of 2021 from one trial and in the first half of 2022 from the second trial. If successful, we anticipate submitting a prior approval efficacy supplement to support the approval of a new indication for XHANCE for the treatment of chronic sinusitis.
We believe XHANCE could become a part of the standard of care for the treatment of patients with chronic rhinosinusitis with and without nasal polyps before they progress to more costly treatment alternatives and could also be adopted as a maintenance therapy to improve outcomes following sinus surgery.
Optinose EDS Devices

Our EDS devices enable the development of drug-device combination products intended for self-administration. We have developed both a liquid delivery EDS device and a powder delivery EDS device utilizing natural functional behaviors of the upper nasal airways intended to offer better drug deposition. These EDS devices are designed to overcome many limitations inherent in conventional nasal spray and nasal aerosol delivery systems, most notably, enabling higher and deeper intranasal drug delivery.
Liquid EDS Device
The liquid EDS device depicted below, which is the EDS used in XHANCE, consists of the primary drug container for the liquid drug formulation, an amber glass vial sealed by a crimp-fitted metering spray pump, enclosed within a proprietary liquid delivery subassembly. The nasal spray applicator, which is a component of the subassembly, is attached to the pump and extends to the top of the nosepiece of the liquid delivery subassembly. The EDS includes a flexible mouthpiece and an asymmetrically-shaped nosepiece, covered by an orange cap, as part of a mechanism that uses the patient's exhaled breath to naturally seal closed the soft palate and to facilitate delivery of drug to the nasal passages through the sealing nosepiece. The nosepiece is designed to create a seal with the nostril and also to expand and stent the upper part of the nasal valve, which is an important anatomical structure that is the narrowest part of the entire respiratory tract and a barrier that causes most medication delivered by conventional INS to deposit in the front part of the nose.
Powder EDS Device
The powder EDS device depicted below, which is the EDS used in Onzetra® Xsail®, consists of a reusable device body incorporating a flexible mouthpiece to adjust to individual anatomic variations, and a white button piercing assembly to pierce the medication capsule. Disposable nosepieces are provided in a foil pouch to be inserted into the drug delivery device body. Each pre-filled nosepiece section contains a medication capsule containing a dry powder formulation and a clear release tab. The capsule is pierced by pressing and releasing the white button piercing assembly. The flexible mouthpiece and an asymmetrically-shaped nosepiece are part of the mechanism that uses the patient's exhaled breath to naturally seal closed the soft palate and to facilitate delivery of drug to the nasal passages through the sealing nosepiece. The medication capsule is intended for single dose administration and is not refillable or removable from the nosepiece.
Following drug administration, the disposable nosepiece, including the dose-expended medication capsule, is then removed and discarded.

How Optinose EDS devices work
When exhaling into our EDS devices, the soft palate automatically elevates and creates an air-tight seal separating the nasal cavity from the throat and lungs. This natural action is the same as that which prevents air from escaping from the nose when trying to blow up a balloon or blow a trumpet. The exhaled air is then routed through our EDS devices which introduces medication into the air flow and then directs the air and medication through the sealing nosepiece. The positive air pressure, which is the opposite of the negative pressure produced by sniffing with ordinary nasal sprays, acts to dynamically expand the nasal valve and the narrowed nasal passages, helping to deliver the drug around obstructing anatomic barriers and fill one side of the nasal cavity. This enables high and deep deposition of medication in the nasal passages. The positive air pressure, proportional to the pressure on the other side of the soft palate, helps to open a passage between the two sides of the nasal cavity, behind the back edge of the nasal septum. The picture below illustrates this action, which allows the exhaled air pressure to escape from the opposite nostril.
The drug delivery mechanism of our EDS devices is designed to overcome the drug deposition shortcomings of conventional nasal sprays and nasal aerosols. In conventional nasal sprays and nasal aerosols, the medication is inhaled or sniffed into the nose creating negative pressure within the nasal passages, which does not facilitate the expansion of the nasal valve or the nasal passages and may obstruct the drug from reaching deep into the nose where most nasal polyps and inflamed and swollen sinus membranes exist.
The pattern of drug deposition produced by conventional nasal sprays and our EDS devices has been evaluated in multiple studies using a combination of advanced imaging modalities to depict the regions of the nasal passages where drug is deposited after administration in healthy human volunteers. In an open label, crossover study conducted by a third party in nine patients with allergic rhinitis, investigators examined the nasal deposition of radio-labeled materials that allow for traceability following use of Qnasl™ (HFA-beclomethasone, nasal aerosol), Flonase™ (fluticasone propionate, nasal spray) and Nasonex™ (mometasone furoate monohydrate, nasal spray). In this study, gamma cameras were used to capture emitted radiation from these tracers to create two-dimensional images in a similar process to the capture of x-ray images. These gamma images were merged with magnetic resonance images (MRI) to quantify regional deposition within the nasal passages. The images below illustrate how the pattern of drug deposition in the nasal passages produced by Qnasl™, Flonase™ and Nasonex™ was concentrated in the front and lower regions of the nasal passages, as opposed to the high and deep regions of the nasal passages targeted in the treatment of CRS.
Reprinted with permission from JOURNAL OF AEROSOL MEDICINE & PULMONARY DRUG DELIVERY 28/8, 2015, by Leach et al, published by Mary Ann Liebert, Inc., New Rochelle, NY.
We conducted six deposition studies evaluating 53 healthy subjects that produced approximately 250 images. As depicted in the representative figures below, our EDS device produced a differentiated pattern of drug delivery with significantly more drug deposited in the high and deep regions of the nasal passages.
The pictures above use gamma camera image information, which was then superimposed on the corresponding MRI section. These images represent deposition in healthy subjects two minutes after delivery using a traditional liquid nasal spray and a version of our liquid EDS device. Deposition with traditional liquid nasal spray was greatest in the front parts of the nose, whereas deposition with the Optinose EDS device was greatest in the high and deep regions of the nose.
The pictures below illustrate how our liquid EDS device (with exhalation) places medication higher and deeper in the nasal passages than a conventional nasal spray (without sniffing) in nasal cast models. As depicted below, although conventional nasal spray systems can reach, and therefore treat, large nasal polyps, they are not generally suitable for reaching nasal polyps or inflammation in the higher and deeper regions where obstruction of the sinus openings occurs.
Our liquid EDS device is also designed to address user dissatisfaction with conventional nasal delivery by reducing drug drip-out from the front and back of the nose and the bad taste that often accompanies drug entering the throat. By reducing the loss of drug to non-targeted sites, such as the gastrointestinal tract by swallowing, or lungs, our EDS device has the potential to improve the efficiency of drug activity and to improve tolerability by reducing off-target effects.
Our Pipeline
XHANCE for Chronic Sinusitis
In addition to XHANCE’s existing indication for the treatment of nasal polyps, in order to broaden our U.S. market opportunity, we initiated a clinical trial program in pursuit of a follow-on indication for the treatment of CS in the U.S. We believe XHANCE has the potential to be the first drug therapy approved by the FDA for the treatment of CS. We expect the program will be comprised of two Phase 3b clinical trials, the first of which was initiated in the fourth quarter of 2018 and is estimated to enroll approximately 378 subjects and the second of which was initiated in the second quarter of 2019 and is estimated to enroll approximately 399 subjects. Estimated enrollment for both trials is subject to change for factors that may include an interim analysis intended to inform the statistical powering of both trials. We expect top-line results from one of our ongoing chronic sinusitis trials by the end of 2021 and in the first half of 2022 from the second trial.
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
Other Product Candidates
Although our current focus is to prioritize the successful commercialization of XHANCE for the ENT and allergy specialty segment and the continued development of XHANCE for chronic sinusitis, we may apply or out-license our EDS devices and technology to other product candidates across a broad range of disease areas. For example, by placing drug high and deep in the nose, in regions where cranial nerves connect directly with the brain, we believe it may be possible to deliver medications directly into the brain and avoid the difficulties of getting drug past the blood-brain barrier. This may enable treatment of brain diseases using small or large molecules that otherwise do not readily enter the nervous system.
OPN-019
In June 2020, we announced the initiation of development of a new product candidate, OPN-019, which combines our liquid EDS device with an antiseptic.

Because components of the drug-device combination product candidate, including both the active drug and delivery device, are currently commercially available in the U.S., we anticipate that the development of OPN-019 may be streamlined and accelerated. Subsequent to a pre-Investigational New Drug (IND) submission we have engaged with the FDA regarding an IND and clinical development pathway.
We have performed in vitro testing against SARS-CoV-2 with a candidate formulation in which a 4-log reduction (a 99.99% reduction) in virus count was produced. In addition,we performed tests against other pathogens. For most pathogens tested, 3-log to 6-log reductions (99.9% to 99.9999% reductions) in virus count were observed.

In April 2021, we expect to initiate a randomized, proof of concept study in subjects who have tested positive for SARS-CoV-2 infection, are recently infected, and who have mild or no symptoms. This pilot study will evaluate both the magnitude and duration of viral load reduction after a single dose of OPN-019. We expect top-line results from this study in the second quarter of 2021.

We are focused on supporting the initial stages of development within our current operating expense guidance and intend to seek grants, partnerships, and/or other sources of capital to fund future development.
Other
We are evaluating the use of our EDS devices to deliver other drugs or drug combinations to treat diseases primarily managed by ENT and allergy specialists, and we opportunistically evaluate opportunities to develop product candidates using our EDS devices and technology for indications and markets outside of our ENT and allergy focus through business development and partnering activities.
Sales and Marketing
We have established a commercial infrastructure designed to drive adoption and sales of XHANCE with healthcare professionals who treat patients with nasal polyps. We believe that approximately 15,000 physicians treat an estimated 3.5 million chronic rhinosinusitis patients, an estimated 1.2 million of whom have chronic rhinosinusitis with nasal polyps.
Customer Model.  We have a sales force of approximately 100 territory managers who target over 10,000 ENTs, allergists and “specialty-like” primary care physicians, and we target additional physicians through digital and non-personal promotion in areas where we do and do not have territory managers. In addition, we initiated a co-promotion agreement with kaléo in October 2020 to promote XHANCE to an audience of up to 6,000 prescribers, about half of whom are outside of our current called-on universe.

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

XHANCE Co-Pay Savings Program. We believe our co-pay savings program provides an affordability solution for patients that physicians will support. This program provides patient co-pay assistance to eligible commercially insured patients. These patients may obtain XHANCE for as little as $0 out-of-pocket.

Market Access.  Based on currently available third-party data and our internal analyses as of December 31, 2020, we believe that approximately 75% of commercially insured lives are currently in a plan in which we have contracted for XHANCE coverage. However, payors may change coverage levels for XHANCE, positively or negatively, at any time. Additionally, payors generally impose restrictions on access to or usage of XHANCE, such as by requiring prior authorizations or "step-edits". For example, insurers may require that a patient first use a generic INS prior to becoming eligible for coverage for XHANCE. Some healthcare providers may not complete the administrative process required to demonstrate or document that the patients for whom XHANCE has been prescribed meet the payors’ utilization management criteria (i.e., prior authorizations or step-edits) and, as a result, patients may not gain access to XHANCE treatment. In our contract negotiations with payors we seek to balance patient access and affordability, breadth of coverage, payor utilization management and rebates levels. We have also contracted with the Centers for Medicare and Medicaid Services for coverage of certain government insured lives and continue to expand XHANCE market access for other government-insured populations.

Distribution
We currently sell XHANCE primarily to Preferred Pharmacy Network (PPN) partners. We established this channel to offer patients the option of filling prescriptions through a network of preferred pharmacies that may be able to better serve the needs of patients through services including delivery of XHANCE by mail and performing certain patient services such as patient insurance benefit verification. We also sell XHANCE to wholesale pharmaceutical distributors, who, in turn, sell XHANCE to retail pharmacies, hospitals and other customers. We have contracted with a third-party logistics provider for key services related to logistics, warehousing and inventory management, and distribution. Further, our third-party logistics provider provides customer order fulfillment services and accounts receivable management.
Customers
Approximately 83% of our XHANCE net revenues during the fiscal year ended December 31, 2020 were to PPN partners. The three leading PPNs accounted for approximately one-third of our XHANCE net revenues. Additionally, approximately 16% of our XHANCE net revenues during the fiscal year ended December 31, 2020 were to the three largest wholesale pharmaceutical distributors, Cardinal Health, McKesson Corporation, and AmerisourceBergen Drug Corporation. The remaining approximately 1% of our XHANCE net sales were to regional pharmaceutical distributors.
Manufacturing
We contract with third parties for the manufacture, testing and storage of XHANCE. In our experience, contract manufacturers (CMOs) are generally cost-efficient and reliable and therefore we currently have no plans to build our own manufacturing capabilities. Because we rely on CMOs, we employ personnel with extensive technical, manufacturing, analytical and quality experience to oversee contract manufacturing and testing activities, and to compile manufacturing and quality information for our regulatory submissions. Manufacturing is subject to extensive regulations that impose various procedural and documentation requirements, and which govern record-keeping, manufacturing processes and controls, personnel, quality control and quality assurance, among other activities. Our systems and our contractors are required to comply with these regulations, and we assess this compliance regularly through monitoring of performance and a formal audit program.
We have entered into the following key supply agreements for the commercial manufacture and supply of XHANCE:
▪A supply agreement with Hovione Inter Ltd for the supply of fluticasone propionate, the active pharmaceutical ingredient included in the liquid suspension formulation. This agreement terminates in February 2023, subject to earlier termination or extension in accordance with the terms of the agreement.
▪A manufacture and supply agreement with Contract Pharmaceuticals Limited Canada (CPL) for the formulation and assembly of the finished drug product during the fill/pack operation. This agreement was amended and renewed in February 2021 and now terminates on December 31, 2024, subject to earlier termination or extension in accordance with the terms of the agreement.
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

We believe our third-party manufacturers have adequate capacity to manufacture sufficient quantities of XHANCE to meet anticipated commercial demands and we are pursuing opportunities to decrease our reliance on sole-source suppliers and increase the third party manufacturing capacity that is available to us.
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
The only other branded INS on the market indicated for the treatment of nasal polyps is Nasonex™, which is marketed by Merck & Co., Inc. A generic version of Nasonex™, mometasone furoate monohydrate, was approved by the FDA for, among other indications, the treatment of nasal polyps and launched in 2016. Also, Beconase AQ™, which is an INS marketed by GlaxoSmithKline, is indicated for the prophylaxis of nasal polyps after surgical resection. In addition, SINUVA™ is a commercially available corticosteroid-eluting implant indicated for the treatment of nasal polyps in adult patients who have had ethmoid sinus surgery that can be placed in the ethmoid sinus under endoscopic visualization for up to 90 days. In the SINUVA™ clinical studies, patients were advised to use INS and sinus rinses for the duration of the study.
There are no products approved for the treatment of chronic sinusitis without nasal polyps. There are two categories of INS: first-generation INS products, which include Rhinocort™, Nasacort AQ™ and Qnasl™; and second-generation INS products, which include Flonase™, Veramyst™, Omnaris™ and Zetonna™. The primary difference between first- and second-generation INS products is that first-generation INS are absorbed into the blood to a greater extent than second-generation INS, with systemic bioavailability ranging from 10% to 50% compared to a systemic bioavailability with fluticasone propionate, a second-generation INS, of less than 2%. Many of the most widely-prescribed INS products are available in generic form and some, such as Flonase™ (which contains the same active pharmaceutical ingredient as XHANCE), are available over-the-counter at prices generally ranging from approximately $15-30 per month supply.
Several companies have developed or are currently developing monoclonal antibodies for the treatment of nasal polyps. These monoclonal antibodies, which inhibit specific pathways of inflammation present in nasal polyps, include benralizumab, mepolizumab, DUPIXENT™ and XOLAIR™. In June 2019, the FDA approved DUPIXENT™ as an add-on (to an INS) maintenance treatment in adult patients with inadequately controlled chronic rhinosinusitis with nasal polyposis. In November 2020, the FDA approved XOLAIR™ as an add-on maintenance treatment of nasal polyps in adult patients with inadequate response to nasal corticosteroids. Monoclonal antibodies could represent significant competition for XHANCE. In addition, there are new small molecules, including fevipiprant being developed for the treatment of nasal polyps, that are also believed to inhibit specific pathways of inflammation present in nasal polyps.

Seasonality
A seasonal effect has historically been observed in the INS prescription market in which market volume generally peaks near the middle of the second quarter and declines into the early part of the third quarter of each calendar year. As a result of the COVID-19 pandemic, INS prescription market volumes did not experience the expected peak in the second quarter of 2020. Based on third-party prescription data, the INS market increased 9% from the third quarter of 2019 to the fourth quarter of 2019, increased 8% from the fourth quarter of 2019 to the first quarter of 2020, decreased 16% from the first quarter of 2020 to the second quarter of 2020, decreased 6% from the second quarter of 2020 to the third quarter of 2020, and increased 2% from the third quarter of 2020 to the fourth quarter of 2020.
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
Additionally, as we experienced in 2020, we expect that the first quarter prescription demand and average net revenue per prescription for XHANCE will be adversely impacted in 2021 and future years by the annual resetting of patient healthcare insurance plan deductibles and changes in individual patients' healthcare insurance coverage, both of which often occur in January.
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
▪one Phase 1, open-label, randomized, single-dose, bioavailability study to compare the bioavailability of fluticasone propionate from XHANCE to Flonase™ and Flovent HFA™ in healthy patients and patients with mild-to-moderate asthma. We conducted this Phase 1 trial to establish a bridge between XHANCE, which consists of our fluticasone propionate formulation combined with our EDS device, and Flonase™ and Flovent HFA™, the referenced listed drugs for our NDA. In our NDA, we relied in part on the FDA's previous findings of safety for Flonase™ and Flovent HFA™, including non-clinical toxicology findings and finding related to hypothalamic pituitary adrenal (HPA) axis suppression, which is a known side effect of corticosteroids. To do so, we were required to establish that the systemic exposure, or the amount of drug absorbed into the body, to fluticasone propionate following use of XHANCE did not exceed the exposure produced by Flovent HFA™.
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
▪In our pivotal clinical trials, XHANCE produced improvement across all four defining symptoms of chronic rhinosinusitis with nasal polyps.
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
In connection with the approval of our NDA for XHANCE, the FDA required that we complete a clinical trial of XHANCE for the treatment of nasal polyps in pediatric patients by January 2022. Although this trial is ongoing, we will need to submit a request to the FDA to extend this deadline due to enrollment rates.
Intellectual Property and Barriers to Entry
XHANCE benefits from substantial intellectual property and barriers to entry, including the following:
▪Strong patent protection.  Our XHANCE U.S. patent portfolio consists of 13 issued device and method of use patents expiring from 2021 through 2035, three issued design patents expiring through 2030 and pending patent applications. We rely primarily on the protections afforded by device and method of use patents. Our issued U.S. patents and patent applications for XHANCE are based on our EDS technology, including the combination of this technology with fluticasone propionate.
▪Complex drug-delivery system.  We believe the unique features of our liquid EDS device, as well as its delivery of a topical-acting corticosteroid, affords us significant protection against generic competition, as well as against a potential 505(b)(2) NDA, that seeks to reference XHANCE in order to obtain approval for a therapeutically equivalent, substitutable competitor product. XHANCE, utilizing our liquid EDS device, presents technical and human factors engineering complexities for drug-device combination products and chemistry, manufacturing and controls challenges unique to suspension and respiratory products. Any future substitutable generic entrant will need to have considerable combination product know-how to develop and validate a substitutable drug delivery device or technology to compete with XHANCE.
▪Clinical and regulatory complexity.  We conducted a clinical development program comprised of over 1,500 patients to support FDA approval of our NDA for XHANCE for the treatment of nasal polyps, including human factors studies and Phase 3 clinical trial assessments evaluating and validating the use of XHANCE. As with other drugs that primarily have local activity, we believe the regulatory pathway for products seeking approval as substitutable generic equivalents to XHANCE will be more complex and costly than the pharmacokinetic studies generally required for systemically-acting medications. We believe that any future substitutable generic competitors may be required to conduct, among other things, non-inferiority clinical trials demonstrating equivalent efficacy and safety outcomes to establish clinical bioequivalence to XHANCE. We believe these clinical trials, if required, would necessitate a significant amount of time and capital investment and present clinical development uncertainties. However, the FDA recently updated the list of product specific guidances for complex generic drug products that the FDA plans to issue in 2021 to include XHANCE, which may provide clarity for generic competitors to develop generic products that compete with XHANCE.
Intellectual Property
We strive to protect our proprietary technology that we believe is important to our business, including seeking and maintaining patents intended to cover our product candidates and technologies that are important to the development of our business. We also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection, as well as know-how, trademarks, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position. We internally developed our intellectual property related to XHANCE, Onzetra Xsail, our product candidates and our EDS devices. We have sought and intend to continue to seek appropriate patent protection for our product candidates, as well as other proprietary technologies and their uses by filing patent applications in the U.S. and other select countries.

Patents
As of February 1, 2021, we owned over 50 U.S. patents expiring between 2021 and 2035, and over 20 pending U.S. patent applications. In addition to our U.S. intellectual property, we also own over 250 foreign issued patents expiring between 2021 and 2035, and over 70 foreign patent applications.
Our XHANCE U.S. patent portfolio consists of 13 issued device and method of use patents expiring between 2021 and 2035, three issued design patents expiring between 2029 and 2030 and pending patent applications. The 13 device and method of use patents are published in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated NDA (ANDA), or a 505(b)(2) NDA. If any of these potential generic competitors claim that their product will not infringe XHANCE's listed patents, or that such patents are invalid, then they must send notice to us once the ANDA or 505(b)(2) NDA has been accepted for filing by the FDA. We may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification, which would automatically prevent the FDA from approving the ANDA or 505(b)(2) NDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the ANDA or 505(b)(2) NDA applicant.
The rest of our patent portfolio largely relates to patents and applications owned by us and directed to Onzetra Xsail and other product candidates, and our EDS devices and related technologies.
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
Under the terms of the Currax License Agreement, we received a $3.7 million upfront payment in 2019, and an additional $0.75 million in December 2020 upon expiration of the escrow that was established for a limited period to cover potential indemnification obligations, and an additional $1.0 million milestone payment in January 2021 upon the achievement of a specified regulatory milestone. We do not expect to receive any further payments from Currax under the terms of the License Agreement other than reimbursement for certain expenses.
Inexia License Agreement
On January 31, 2019, OptiNose AS, entered into the Inexia License Agreement. Under the terms of the Inexia License Agreement, we granted Inexia an exclusive, royalty-bearing, worldwide, non-transferable, sublicensable license to our EDS and other intellectual property for the development, sale, import and manufacture of products containing orexin receptor agonist and/or orexin receptor positive modulator molecule(s) as the sole active pharmaceutical ingredient(s) for the treatment, diagnosis or prevention of human diseases or conditions associated primarily with orexin receptor agonism and orexin receptor positive modulation. The license excludes the treatment of any disease or condition affecting the ear, nose or throat, or the treatment of any disease or condition associated primarily with another receptor, other than the Orexin 1 and Orexin 2 receptors. Inexia is solely responsible for all costs and activities related to its identification, development and commercialization of products under the Inexia License Agreement.
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
Government Regulation
We are subject to extensive regulation by the FDA and other federal, state, and local regulatory agencies. The Federal Food, Drug and Cosmetic Act (the FD&C Act) and the FDA's implementing regulations set forth, among other things, requirements for the testing, development, manufacture, quality control, safety, effectiveness, approval, labeling, storage, record-keeping, reporting, distribution, import, export, sale, advertising and promotion of our products and product candidates. Although the discussion below focuses on regulation in the U.S., because that is currently our primary focus, may seek approval for, and market, our products in other countries in the future. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the U.S., although there can be important differences.
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
A study sponsor is required to publicly post specified details about certain clinical trials and clinical trial results on government or independent websites (e.g., http://clinicaltrials.gov). Human clinical trials typically are conducted in three sequential phases, although the phases may overlap, be combined, or be subdivided in some cases:

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
▪Phase 3 clinical trials are conducted after preliminary evidence of effectiveness has been obtained, and are intended to gather the additional information about safety and effectiveness necessary to evaluate the drug's overall risk-benefit profile, and to provide a basis for physician labeling. Generally, Phase 3 clinical development programs consist of expanded,multi-site, large-scale studies of patients with the target disease or disorder to obtain statistical evidence of the efficacy and safety of the drug at the proposed dosing regimen.Phase 3 data often form the core basis on which the FDA evaluates a drug’s safety and effectiveness when considering the product application.
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
Section 505(b)(2) of the FD&C Act provides an alternate regulatory pathway to obtain FDA approval that permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The applicant may rely to some extent upon the FDA's findings of safety and effectiveness for an approved product that acts as the reference drug and submit its own product-specific data — which may include data from preclinical studies or clinical trials conducted by or on behalf of the applicant — to address differences between the product candidate and the reference drug. We obtained FDA approval of XHANCE through the Section 505(b)(2) regulatory approval pathway, with Flonase™ and Flovent HFA™ as the reference drugs. Flonase™ and Flovent HFA™ contain fluticasone propionate, which is also the active ingredient in XHANCE.
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
We also need to comply with some of the FDA's manufacturing and safety regulations for devices. In addition to cGMP, the FDA requires that our drug-device combination product comply with the Quality System Regulation (QSR), which sets forth the FDA's manufacturing quality standards for medical devices. The FDA also requires that we comply with some device safety reporting requirements for our drug-device combination product.

Advertising and Promotion.    The FDA and other federal regulatory agencies closely regulate the marketing and promotion of drugs through, among other things, standards and regulations for direct-to-consumer advertising, advertising and promotion to healthcare professionals, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet. A product cannot be commercially promoted before it is approved. After approval, product promotion can include only those claims relating to safety and effectiveness that are consistent with the labeling approved by the FDA. Healthcare providers are permitted to prescribe drugs for "off-label" uses — that is, uses not approved by the FDA and not described in the product's labeling — because the FDA does not regulate the practice of medicine. However, FDA regulations impose restrictions on manufacturers' communications regarding off-label uses. Broadly speaking, a manufacturer may not promote a drug for off-label use, but under certain conditions may engage in non-promotional, balanced, scientific communication regarding off-label use. In addition to FDA restrictions on marketing of pharmaceutical products, state and federal fraud and abuse laws have been applied to restrict certain marketing practices in the pharmaceutical industry. Failure to comply with applicable FDA requirements and restrictions in this area may subject a company to adverse publicity and enforcement action by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes a drug.
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
Once the FDA accepts for filing an ANDA or 505(b)(2) application containing a Paragraph IV certification, the applicant must within 20 days provide notice to the RLD or listed drug NDA holder and patent owner that the application has been submitted, and provide the factual and legal basis for the applicant's assertion that the patent is invalid or not infringed. If the NDA holder or patent owner files suit against the ANDA or 505(b)(2) applicant for patent infringement within 45 days of receiving the Paragraph IV notice, the FDA is prohibited from approving the ANDA or 505(b)(2) application for a period of 30 months or the resolution of the underlying suit, whichever is earlier. If the RLD has NCE exclusivity and the notice is given and suit filed during the fifth year of exclusivity, the regulatory stay does extends until 7.5 years after the RLD approval. The FDA may approve the proposed product before the expiration of the regulatory stay if a court finds the patent invalid or not infringed or if the court shortens the period because the parties have failed to cooperate in expediting the litigation.
If the RLD has NCE exclusivity and the notice is given and suit filed during the fifth year of exclusivity, the regulatory stay extends until 7.5 years after the RLD approval. The FDA may approve the proposed product before the expiration of the regulatory stay if a court finds the patent invalid or not infringed or if the court shortens the period because the parties have failed to cooperate in expediting the litigation.
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

U.S. Healthcare Reform
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, which we refer to together as the Affordable Care Act, is a sweeping measure intended to expand healthcare coverage within the U.S., primarily through the imposition of health insurance mandates on employers and individuals and expansion of the Medicaid program. This law substantially changed the way healthcare is financed by both governmental and private insurers and significantly impacts the pharmaceutical industry. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, benefits for patients within a coverage gap in the Medicare Part D prescription drug program (commonly known as the "donut hole"), rules regarding prescription drug benefits under the health insurance exchanges, changes to the Medicaid Drug Rebate program, expansion of the Public Health Service Act's 340B drug pricing program (340B Program), fraud and abuse, and enforcement. These changes impact existing government healthcare programs and have resulted in the development of new programs, including Medicare payment for performance initiatives. Details of the changes to the Medicaid Drug Rebate program and the 340B Program are discussed under the risk factor "If we fail to comply with our reporting and payment obligations under the Medicaid drug rebate program, or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines which could have a material adverse effect on our business, financial condition, results of operations and growth prospects" in the "Risk Factors" section of this Annual Report on Form 10-K.
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
Certain provisions of the Affordable Care Act have been subject to judicial challenges, as well as efforts to repeal or replace, or otherwise modify them or to alter their interpretation and implementation. For example, on December 22, 2017, the U.S. government signed into law comprehensive tax legislation, referred to as the Tax Cuts and Jobs Act (the Tax Act), which includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Further, the Bipartisan Budget Act of 2018, among other things, amended the Medicare statute to reduce the coverage gap in most Medicare drug plans, commonly known as the “donut hole,” by raising the required manufacturer point-of-sale discount from 50% to 70% off the negotiated price effective as of January 1, 2019. On November 10, 2020, the Supreme Court heard oral argument over the constitutionality of the individual mandate. A ruling is expected by mid-2021 and could produce any of a number of results, including invalidation of the Affordable Care Act in its entirety if there is a finding of inseverability. It is unclear how the ultimate decision in this case, or other efforts to repeal, replace or otherwise modify, or invalidate, the Affordable Care Act or its implementing regulations, or portions thereof, will affect the Affordable Care Act or our business. Additional legislative changes, regulatory changes, and further judicial challenges related to the Affordable Care Act remain possible. Any such changes could decrease the number of individuals with health coverage. It is possible that the Affordable Care Act, as currently enacted or as it may be amended, repealed, or replaced or otherwise modified in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our products or product candidates for which we receive regulatory approval or to successfully commercialize our products and product candidates.
Additionally, on December 20, 2019, then-President Trump signed the Further Consolidated Appropriations Act for 2020 into law (P.L. 116-94) that includes a piece of bipartisan legislation called the Creating and Restoring Equal Access to Equivalent Samples Act of 2019 or “the CREATES Act.” The CREATES Act aims to address the concern articulated by both the FDA and others in the industry that some brand manufacturers have improperly restricted the distribution of their products, including by invoking the existence of a REMS for certain products, to deny generic product developers access to samples of brand products. Because generic product developers need samples to conduct certain comparative testing required by the FDA, some have attributed the inability to timely obtain samples as a cause of delay in the entry of generic products. To remedy this concern, the CREATES Act establishes a private cause of action that permits a generic product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.”

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
Participation in the Medicaid Drug Rebate Program requires us to pay a rebate for each unit of drug reimbursed by Medicaid. The amount of the "basic" portion of the rebate for each product is set by law as the larger of: (i) 23.1% of quarterly AMP, or (ii) the difference between quarterly AMP and the quarterly best price (Best Price), which, in general, represents the lowest price available from the manufacturer to any entity in the U.S. in any pricing structure, calculated to include all applicable sales and associated rebates, discounts and other price concessions. AMP must be reported on a monthly and quarterly basis, and Best Price is reported on a quarterly basis, to CMS, the federal agency that administers the Medicaid Drug Rebate Program. In addition, the rebate also includes the "additional" portion, which adjusts the overall rebate amount upward as an "inflation penalty" when the drug's latest quarter's AMP exceeds the drug's AMP from the first full quarter of sales after launch, adjusted for increases in the Consumer Price Index-Urban. The upward adjustment in the rebate amount per unit is equal to the excess amount of the current AMP over the inflation-adjusted AMP from the first full quarter of sales. The rebate amount is recomputed each quarter based on our report to CMS of current quarterly AMP and Best Price for the relevant drug. The terms of our participation in the Medicaid Drug Rebate Program require us to report revisions to AMP or Best Price within a period not to exceed 12 quarters from the quarter in which the data was originally due, and CMS may request or require restatements for earlier periods as well. Any such revisions could have the impact of increasing or decreasing our rebate liability for prior quarters, depending on the direction of the revision. The Affordable Care Act made significant changes to the Medicaid Drug Rebate Program, and CMS issued a final regulation, which became effective on April 1, 2016, to implement the changes to the Medicaid Drug Rebate program under the Affordable Care Act. On December 21, 2020, CMS issued a final regulation that modified existing Medicaid Drug Rebate Program regulations to permit reporting multiple Best Price figures with regard to value‑based purchasing arrangements (beginning in 2022); provide definitions for “line extension,” “new formulation,” and related terms with the practical effect of expanding the scope of drugs considered to be line extensions (beginning in 2022); and revise AMP and Best Price exclusions of manufacturer-sponsored patient benefit programs, specifically regarding inapplicability of such exclusions in the context of pharmacy benefit manager “accumulator” programs (beginning in 2023). It is currently unclear if the Biden administration will delay the effectiveness or take other actions with respect to this regulation.
Federal law requires that any manufacturer that participates in the Medicaid Drug Rebate Program also participate in the 340B Program in order for federal funds to be available for the manufacturer's drugs under Medicaid and Medicare Part B. The 340B Program, which is administered by the Health Resource and Services Administration

(HRSA) requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B "ceiling price" for the manufacturer's covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the AMP and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate Program. Any changes to the definition of AMP and the Medicaid rebate amount under federal legislation could affect our 340B ceiling price calculations and negatively impact our results of operations. HRSA issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, which became effective on January 1, 2019. It is currently unclear how HRSA will apply its enforcement authority under the regulation. HRSA also has implemented a ceiling price reporting requirement related to the 340B Program under which we are required to report 340B ceiling prices to HRSA on a quarterly basis, and HRSA then publishes that information to covered entities. Moreover, under a final regulation effective January 13, 2021, HRSA newly established an administrative dispute resolution, or ADR, process for claims by covered entities that a manufacturer has engaged in overcharging, and by manufacturers that a covered entity violated the prohibitions against diversion or duplicate discounts. Such claims are to be resolved through an ADR panel of government officials rendering a decision that could be appealed only in federal court. An ADR proceeding could subject us to onerous procedural requirements and could result in additional liability. In addition, legislation may be introduced that, if passed, would further expand the 340B Program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.
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
Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by us, governmental or regulatory agencies, and the courts. Significant civil monetary penalties can be applied if we are found to have knowingly submitted any false AMP, best price, or Non-FAMP information to the government or fail to submit the required price data on a timely basis. Such conduct also could be grounds for CMS to terminate the Medicaid drug rebate agreement, in which case federal payments may not be available under

Medicaid or Medicare Part B for our covered outpatient drugs. Civil monetary penalties could also be applied if we are found to have charged 340B covered entities more than the statutorily mandated ceiling price. In addition, claims submitted to federally-funded healthcare programs, such as Medicare and Medicaid, for drugs priced based on incorrect pricing data provided by a manufacturer can implicate the False Claims Act.
The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures, and foreign governments have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement, and requirements for substitution of generic products for branded prescription drugs. For example, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs (including then-President Trump's executive order issued in November 2020 that, if it is found enforceable, is intended to tie drug prices in Medicare to lower prices abroad), and reform government program reimbursement methodologies for drug products.
Beginning April 1, 2013, Medicare payments for all items and services, including drugs, were reduced by 2% per fiscal year under the sequestration (i.e., automatic spending reductions) required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012. Such 2% reduction has been extended through fiscal year 2030 (with the exception of a temporary suspension from May 1, 2020 through March 31, 2021) unless Congress takes additional action. As long as these cuts remain in effect, they could adversely impact payment for any of our products that are reimbursed under Medicare.. Other legislative or regulatory cost containment legislation could have a similar effect.
Further, the Affordable Care Act may reduce the profitability of drug products. It expanded manufacturers' rebate liability under the Medicaid program from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well, and increased the minimum Medicaid rebate due for most innovator drugs. The Affordable Care Act and subsequent legislation also changed the definition of AMP. On February 1, 2016, CMS issued final regulations to implement the changes to the Medicaid Drug Rebate Program under the Affordable Care Act. These regulations became effective on April 1, 2016.
The Affordable Care Act requires pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government. Each such manufacturer pays a prorated share of the branded prescription drug fee of $2.8 billion in fee year 2020 and subsequent fee years, based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law. The Affordable Care Act also expanded the Public Health Service's 340B Program to include additional types of covered entities. Substantial new provisions affecting compliance have also been enacted, which may affect our business practices with healthcare practitioners. It appears likely that the Affordable Care Act will continue the pressure on pharmaceutical pricing, especially under the Medicare and Medicaid programs, and may also increase our regulatory burdens and operating costs.
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
Additional information regarding these programs is discussed under the risk factor "If we fail to comply with our reporting and payment obligations under the Medicaid drug rebate program, or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines which could have a material adverse effect on our business, financial condition, results of operations and growth prospects" in the "Risk Factors" section of this Annual Report on Form 10-K.
Healthcare Fraud and Abuse Laws
In addition to FDA restrictions on marketing of pharmaceutical products, our business is subject to healthcare fraud and abuse regulation and enforcement by both the federal government and the states in which we conduct our business. These laws include, but are not limited to, the following:
•The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any healthcare item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. A violation of the Anti-Kickback Statute may be established without proving actual knowledge of the statute or specific intent to violate it. The government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution, the exceptions and safe harbors are drawn narrowly and practices that involve remuneration to those who prescribe, purchase, or recommend pharmaceuticals, including certain discounts, or engaging such individuals as consultants, speakers or advisors, may be subject to scrutiny if they do not fit squarely within the exception or safe harbor. In November 2020, the U.S. Department of Health and Human Services finalized a previously abandoned proposal to amend the discount safe harbor regulation of the Anti-Kickback Statute in a purported effort to create incentives to manufacturers to lower their list prices, and to lower federal program beneficiary out-of-pocket costs. The rule, which is currently slated to take full effect January 1, 2023, revises the Anti-Kickback Statute discount safe harbor to exclude manufacturer rebates to Medicare Part D plans, either directly or through pharmacy benefit managers (PBMs), creates a new safe harbor for point-of-sale price reductions that are set in advance and are available to the beneficiary at the point-of-sale, and creates a new safe harbor for service fees paid by manufacturers to PBMs for services rendered to the manufacturer. It is too early to know whether the Biden Administration will further delay, rewrite, or allow the rule to go into effect, and what effect the rule might may have on negotiations for coverage for products with Medicare Part D plans or commercial insurers. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, there are no safe harbors for many common practices, such as educational and research grants, charitable donations, product support and patient assistance programs. Arrangements that implicate the Anti-Kickback Statute and do not fit within an exception or safe harbor are reviewed on a case-by-case basis to determine whether, based on the facts and circumstances, they violate the statute. In December 2020, the federal government published a regulation that creates new federal Anti-Kickback Statute safe harbors for (among other things) certain value-based arrangements and patient engagement tools, and modifies and clarifies the scope of existing safe harbors for warranties and personal service agreements. Even though it is finalized, the impact of the proposed regulation on our operations is not yet clear.
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
•The Health Insurance Portability and Accountability Act of 1996 and its implementing regulations (collectively, HIPAA), prohibits, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors. HIPAA also prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services. HIPAA and its implementing regulations also establish uniform standards for certain covered entities, which are healthcare providers, health plans and healthcare clearinghouses, as well as their business associates, governing the conduct of specified electronic healthcare transactions and protecting the security and privacy of protected health information. HIPAA has four tiers of civil monetary penalties and grants state attorneys enforcement authority. The Department of Justice also may impose criminal penalties. Additionally, certain states have adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA, and numerous federal and state laws, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws, including, for example, Section 5 of the Federal Trade Commission Act of 1914, as amended, and the California Consumer Privacy Act (CCPA), govern the collection, use, and disclosure and protection of certain health-related and other personal information.
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
•The Physician Payments Sunshine Act, implemented as the Open Payments program, and its implementing regulations, requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children's Health Insurance Program (with certain exceptions) to report annually to CMS information related to direct or indirect payments and other transfers of value to physicians and teaching hospitals, as well as ownership and investment interests held in the company by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and transfers of value provided (starting in 2021) to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists and certified nurse-midwives.
Compliance with such laws and regulations requires substantial resources. Because of the breadth of these various fraud and abuse laws, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge could have material adverse effects on our business, financial condition and results of operations. In the event governmental authorities conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations, they may impose sanctions under these laws, which are potentially significant and may include civil monetary penalties, damages, exclusion of an entity or individual from participation in government health care programs, criminal fines and imprisonment, additional reporting requirements if we become subject to a corporate integrity agreement or other settlement to resolve allegations of violations of these laws, as well as the potential curtailment or restructuring of our operations. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity.
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

Foreign Corrupt Practices Act
In addition, the U.S. Foreign Corrupt Practices Act of 1997 prohibits corporations and their intermediaries from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any official of another country, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in that capacity.
Human Capital
As of February 28, 2021, we had a total of 204 full-time employees and three part-time employees. All of our employees are located in the U.S., with the exception of two employees located in Norway. 61% of our US employees are field-based, in customer-facing roles. Among our employees, 59% are female and 41% are male. We have no collective bargaining agreements and none of our employees are represented by labor unions.
Culture is a critical element in the management of our organization. Our talented employees, known as colleagues, are focused on driving our business with the Optinose values as the foundation for all our efforts. Our goal is that each colleague feels a deep connection to what they do, loves coming to work and is aligned to our One Mission – to improve lives. Our values of Authenticity, Fearless Conversations, Friendship, Openness, Perseverance and Possibility Thinking guide our actions and decisions.
Culture begins with our hiring process and is supported through our colleague performance and development processes and the entire colleague life cycle. We support our colleagues with a comprehensive offering of competitive pay and benefits. Since the COVID-19 pandemic began, we created robust protocols to ensure the safety of our colleagues and continue to adapt over time to the changing environment. We consider our current relations with our employees to be good.
Properties
Our principal office is located in Yardley, Pennsylvania, where we lease approximately 30,000 square feet of office space pursuant to a lease that expires in May 2024. We also lease facilities in Ewing, New Jersey, and Oslo, Norway. We believe our facilities are adequate to meet our current needs, although we may seek to negotiate new leases or evaluate additional or alternate space for our operations. We believe appropriate alternative space will be readily available on commercially reasonable terms.
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
We make available free of charge under the “Investors—SEC Filings” section of our website all of our filings with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to such documents, each of which is provided on our website as soon as reasonably practicable after we electronically file or furnish, as applicable, the information with the SEC.

ITEM 1A. RISK FACTORS

Risk Factors
Investing in our common stock involves a high degree of risk. Before deciding to invest in our common stock, you should consider carefully the risks and uncertainties described below, together with general economic and business risks and all of the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations." If any of the following risks actually occur, our business, financial condition, results of operations and prospects could be harmed. In that event, the price of our common stock could decline and you could lose all or part of your investment. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below. See "Note Regarding Forward-Looking Statements."
Risks Related to Our Financial Position and Capital Resources
We have incurred significant losses since our inception and anticipate that we will incur continued losses in the future.
We are a specialty pharmaceutical company with a limited operating history. To date, we have focused primarily on XHANCE and Onzetra Xsail, as well as other product candidates using our proprietary EDS technology, including OPN-019. Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. To date, we have generated revenue from sales of XHANCE since its launch in 2018, as well as from licensing revenues. We incurred net losses of $99.8 million and $110.1 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $527.8 million.
We expect to incur losses for the foreseeable future as we:
▪continue to commercialize XHANCE and further scale up external manufacturing and distribution capabilities to commercialize XHANCE or any other product candidate for which we may obtain regulatory approval;
▪continue to focus our regulatory compliance efforts on requirements applicable to marketed drugs;
▪continue clinical development activities for XHANCE, including the two ongoing FDA Phase 3b clinical trials in pursuit of a follow-on indication for the treatment of chronic sinusitis and mandated post-marketing pediatric study;
▪continue pre-clinical and clinical development activities with respect to our other product candidates, including OPN-019;
▪seek to discover and develop, in-license or acquire additional products, product candidates and technology;
▪maintain, expand and protect our intellectual property portfolio;
▪hire additional personnel to continue to support company growth; and
▪incur additional legal, accounting and other expenses in operating as a publicly traded commercial-stage company.
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
Our ability to become and remain profitable will depend on our ability to generate revenue. Our ability to generate revenue depends upon our ability to successfully commercialize XHANCE and any of our other product candidates, if approved, that we may in-license or acquire in the future, as well as from our ability to successfully out-license any of our products or technology. Our ability to generate revenue from our current or future products and product candidates will depend on a number of factors, including:
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
XHANCE, as well as any of our other product candidates if approved for commercial sale, may not gain market acceptance or achieve commercial success. If our addressable market is not as significant as we estimate or the treatment population is narrowed by competition, physician choice or clinical practice guidelines, we may not generate significant revenue from sales of XHANCE. In addition, we would anticipate incurring significant costs associated with commercializing any approved product. We may not achieve profitability. If we are unable to generate enough product revenues to cover our operating expenses and service our debt, we will not become profitable and may be unable to continue operations without continued funding.
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
We will likely require additional capital to fund our operations and, if we fail to obtain necessary financing, we may be unable to continue the commercialization of XHANCE and to continue the development of our other product candidates, including XHANCE for the treatment of chronic sinusitis and OPN-019.
Our operations have consumed substantial amounts of cash. To date, we have financed our operations primarily through the sale and issuance of common and preferred stock, debt, licensing revenues, XHANCE revenue and research grants. We expect to continue to spend substantial amounts to commercialize XHANCE and to advance the clinical development of XHANCE for the treatment of chronic sinusitis and our other product candidates, including OPN-019. As of December 31, 2020, we had cash and cash equivalents of $144.2 million. Although it is difficult to predict our future liquidity requirements, we will likely require additional capital in the future secured through equity or debt financings, partnerships, collaborations, or other sources in order to meet our debt service obligations under our debt, and to carry out our planned development and commercial activities.
Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
▪the success of our commercialization of XHANCE for the treatment of nasal polyps including, among other things, patient and physician acceptance of XHANCE and our ability to maintain adequate insurance coverage and reimbursement for XHANCE;
▪the impact of COVID-19 on our sales of XHANCE and our clinical trials;

▪the cost of commercialization activities for XHANCE, including product manufacturing, distribution, marketing and sales;
▪net product revenues received from sales of XHANCE;
▪the cost and timing of any future expansion of our sales force;
▪the level of co-pay assistance and other patient affordability programs offered for XHANCE;
▪our clinical development plans for XHANCE, including clinical trials for the supplemental indication for the treatment of chronic sinusitis and FDA-mandated post-marketing pediatric study;
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
Although we may have the ability to obtain an additional $20.0 million through the issuance of additional senior secured notes pursuant to the terms of our existing debt financing, the availability of this $20.0 million is subject to achieving at least $26.0 million of XHANCE net product revenues and royalties in the quarter ending June 30, 2021 and certain other conditions that we may not be able to meet.
Our failure to comply with the covenants or other terms of the Note Purchase Agreement, including as a result of events beyond our control, could result in a default under the Note Purchase Agreement that could materially and adversely affect the ongoing viability of our business.
On September 12, 2019 (the Closing Date), we entered into the Note Purchase Agreement with funds managed by Pharmakon Advisors, LP, as collateral agent (the Collateral Agent) and the purchasers party thereto (the Purchasers) that provides for the issuance of up to $150.0 million of the Pharmakon Senior Secured Notes, of which $80.0 million were issued on the Closing Date (the Initial Notes), $30.0 million were issued on February 13, 2020 (the First Delayed Draw Notes) and $20.0 were issued on December 1, 2020 (the Third Delayed Draw Notes). An additional $20.0 million was available to the Company (the Second Delayed Draw Notes), but the Company did not meet the requirements to issue those additional notes. On August 13, 2020, we entered into an amendment to the Note Purchase Agreement whereby an additional $20.0 million of the Pharmakon Senior Secured Notes (the

Additional Delayed Draw Notes, and together with the Initial Notes, First Delayed Draw Notes and Third Delayed Draw Notes, the Notes) may be issued in 2021, subject to the achievement of at least $26.0 million of XHANCE net sales and royalties in the quarter ending June 30, 2021 and certain other conditions. The Pharmakon Senior Secured Notes bear interest at a fixed per annum rate of 10.75% and are scheduled to mature on September 12, 2024 (the Maturity Date). We are required to make quarterly interest payments until the Maturity Date. We are also required to make principal payments, which are payable in eight equal quarterly installments beginning on December 15, 2022 and continuing until the Maturity Date; provided that we may elect to postpone any such principal payment until the Maturity Date if, as of the applicable payment date, certain trailing four-quarter consolidated XHANCE net sales and royalties thresholds have been achieved. The Notes are guaranteed by OptiNose, Inc. and our subsidiaries and are secured by a pledge of substantially all of their assets.

The Note Purchase Agreement, as amended, contains various covenants that limit our ability to engage in specified types of transactions without our lenders’ prior consent, as well as financial covenants that require us to maintain at least $30.0 million of cash and cash equivalents in certain deposit accounts and require us to achieve certain minimum trailing twelve-month consolidated XHANCE net sales and royalties, tested on a quarterly basis and increasing from $15.0 million for the twelve month period ending December 31, 2019 to $121.25 million for the twelve-month period ending December 31, 2023. For 2021, we are required to achieve consolidated XHANCE net sales and royalties of $48.0 million, $58.0 million, $66.5 million and $80.0 million for the trailing twelve-month periods ending March 31, June 30, September 30 and December 31, 2021, respectively, and $90.0 million, $98.75 million, $102.5 million and $106.25 million for the trailing twelve-month periods ending March 31, June 30, September 30 and December 31, 2022, respectively. The Note Purchase Agreement also includes minimum trailing twelve-month consolidated XHANCE net sales and royalties applicable during the term of the Notes for calendar year 2023.

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
Subject to certain exceptions, we are required to make mandatory prepayments of the Notes, with the proceeds of asset sales, extraordinary receipts and prohibited debt issuances, and upon the occurrence of a change of control (as defined in the Note Purchase Agreement). In addition, we may make voluntary prepayments of the Notes, in whole or in part. All mandatory and voluntary prepayments of the Notes are subject to the payment of prepayment premiums as follows: (i) if prepayment occurs prior to the third anniversary of the Closing Date, an amount equal to 2% of the principal prepaid, (ii) if prepayment occurs on or after the third anniversary of the Closing Date but prior to the fourth anniversary of the Closing Date, an amount equal to 1% of the principal prepaid, and (iii) if prepayment occurs on or after the fourth anniversary of the Closing Date, no prepayment premium is due. We are also required to pay a "make-whole" amount in respect of any principal payments (whether mandatory or voluntary) made prior to the 30-month anniversary of the issuance of the applicable Note, in an amount equal to the interest that would have accrued through the 30-month anniversary in respect of such Note but for such principal repayment. These provisions may make it more costly for a potential acquirer to engage in a business combination transaction with us. Provisions that have the effect of discouraging, delaying or preventing a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
We do not have any committed external source of funds other than the additional $20.0 million that may become available under the Note Purchase Agreement in 2021, subject to the achievement of minimum XHANCE net sales and royalties and certain other conditions. Until such time, if ever, as we can generate substantial revenue, we may seek additional capital through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financings may be coupled with an equity component, such as warrants to purchase shares, which could also result in dilution of our existing stockholders' ownership. The incurrence of additional indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business and may result in liens being placed on our assets and intellectual property. If we were to default on such indebtedness, we could lose such assets and intellectual property.
If we raise additional funds through collaborations, or strategic alliance, grants, marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, product candidates or future revenue streams or grant licenses on terms that are not favorable to us or at an earlier stage than would otherwise be desirable.
Our ability to use our net operating loss carry forwards and other tax attributes may be limited.
As of December 31, 2020, we had U.S. federal net operating loss (NOL) carry forwards of approximately $241.4 million available to offset future U.S. taxable income and U.S. federal research and development (R&D) tax credits of $2.4 million. While some of our federal NOL carry forwards will carry forward indefinitely, some of our U.S. NOL and credit carry forwards will expire if not utilized with the first expiration occurring in 2030. We also had state NOL carry forwards of $172.1 million as of December 31, 2020. These state NOL carry forwards can only offset income in the same state in which they were generated and thus there is a possibility that they may not be utilized. The carry forward period varies among the states, with the first expiration in 2028. In addition, our Norwegian and UK subsidiaries had total foreign NOL carry forwards of $60.9 million as of December 31, 2020. These foreign NOL carry forwards do not expire but can only be used to offset profits generated in Norway or the United Kingdom, respectively, and may be limited in use based on the laws of those countries.
Our U.S. NOL and tax credit carry forwards could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of other restrictions under U.S. tax law. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change”, generally defined as a greater than 50% change, by value, in equity ownership during a three-year period, the corporation’s ability to offset pre-change tax attributes, such as NOLs and R&D tax credits, against post-change income or tax may be limited. We have not performed an analysis under Section 382 of the Code and cannot predict or otherwise determine whether utilization of our federal tax attribute carry forwards may be limited. As a result, if we have taxable income in the future, our ability to use existing U.S. NOL and R&D tax credit carry forwards to reduce U.S. taxable income or tax liability may be subject to limitation resulting in increased future tax liabilities. Similar rules at the state level may also limit our ability to use state NOLs. Also, there may be periods when the use of NOLs is suspended or otherwise limited at the state level, which could accelerate or permanently increase state taxes owed. Furthermore, the losses could expire before we generate sufficient income to utilize them.
We may have ownership changes in the future due to additional changes in our stock ownership which could be outside of our control. If an ownership change occurs and our ability to use our historical net operating loss and tax credit carry forwards is limited, it could adversely impact our future operating results by increasing our tax obligations.
Risks Related to COVID-19
The coronavirus (COVID-19) pandemic has and may continue to adversely affect our business, results of operations and financial condition.
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus, or COVID-19, as a pandemic (the “COVID-19 pandemic”), which continues to spread throughout the U.S. and worldwide. On March 13, 2020, the then-President of the United States announced a national emergency relating to the COVID-19 pandemic.

Government authorities in the U.S. have recommended or imposed various social distancing, quarantine, and isolation measures on large portions of the population, and similar measures have also been taken in many other countries around the world. These measures have changed, and will continue to change, based on the severity and uncertainties of the COVID-19 pandemic.

In March 2020, we modified our business practices and transitioned to a full-time, virtual work environment in which all employees were encouraged to work from their place of residence if their job functions allowed, and all work-related travel was temporarily discontinued. A significant portion of the physicians' offices in which our territory managers detail XHANCE either were closed, had reduced patient flow or temporarily stopped sales representatives’ visits, which has hindered our ability to detail XHANCE to physicians' offices. Late in the first quarter of 2020, we began to observe an adverse impact of the COVID-19 pandemic on XHANCE prescription growth and net revenues, and subsequently withdrew our previous XHANCE revenue guidance for 2020. This adverse impact was most pronounced during the “shelter-in-place” mitigation efforts that were prevalent from late-March through May 2020. Where permitted by governmental requirements and the policies of physician offices, our territory managers began to return to in-person detailing of physicians in May and June 2020, however, many restrictions remain and some physicians' offices are not seeing sales representatives. If our territory managers continue to have a limited ability to meet with physicians and if patients’ visits to doctors continue to be limited, XHANCE prescription growth and net revenues will continue to be adversely impacted. In addition, changes in insurance coverage or reimbursement levels by governmental authorities, private health insurers and other third-party payors, or in the type of such coverage held by patients, due to the impacts of the COVID-19 pandemic, including the related increase in unemployment in the U.S., may negatively impact XHANCE prescription growth and net revenues.

The duration and magnitude of the negative impact from the COVID-19 pandemic on XHANCE net revenues could also affect our ability to meet the net revenue threshold to draw the remaining $20.0 million of additional capital under our Pharmakon Note Purchase Agreement and to remain in compliance with our revenue covenants. Furthermore, capital markets in the U.S. and around the world have also been negatively impacted by COVID-19, which may harm our business, including our ability to obtain future financing.

Our ability to enroll patients and retain principal investigators and site staff for our ongoing clinical trials have been, and could continue to be, impaired due to the COVID-19 outbreak in their geographic areas, the prioritization of medical resources toward the COVID-19 pandemic, or as a result of quarantines and other restrictions that interrupt healthcare services. For example, previous guidance related to the expected timing of results from our ongoing chronic sinusitis trials indicated that top-line results from both trials would be available in the second half of 2021. Pauses or delays in patient enrollment due to factors related to COVID-19 have had, and may continue to have, varying effects in different geographies and over time have led to a change in our projected timeline for initial data availability and may lead to additional changes in the future. We now expect top-line from at least one of our ongoing chronic sinusitis trials by the end of 2021 and from the other trial in the first half of 2022. For those subjects currently participating in these studies, procedures to facilitate ongoing treatment and capture of data during periods of in-person care restrictions have been put in place. Furthermore, patients, investigators, or site staff have been and may continue to be unwilling or unable to comply with clinical trial protocols due to COVID-19 illness, concerns about the pandemic, or quarantines or other restrictions that impede their movement. Any interruption in the supply of the study drug might also delay our ability to complete our ongoing clinical trials within our expected timelines. Significant delays in the completion of our ongoing clinical trials are costly and could adversely affect our business and financial condition.

COVID-19 may also have an adverse impact on our contract manufacturers, suppliers, PPN partners, wholesalers, distributors and third party logistic provider as a result of employees or other key personnel becoming infected, preventive and precautionary measures that governments or such third parties are taking, such as social distancing, quarantines, and other restrictions, and shortages of supplies necessary for the manufacture of XHANCE. Any of these circumstances could adversely impact the ability of third parties on which we rely to manufacture and distribute adequate volumes of XHANCE. For example, in April 2020, our contract manufacturer for the formulation and assembly of finished XHANCE drug product implemented a reduced work schedule in response to the pandemic which resulted in temporary delays relating to the assembly of XHANCE finished goods.

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
Although our predecessor and subsidiary, OptiNose AS, commenced operations in 2000, our operations until the launch of XHANCE in March 2018 were largely focused on raising capital and developing Onzetra Xsail and XHANCE, including undertaking preclinical studies and conducting clinical trials. While we conducted the pre-approval stages of clinical development for Onzetra Xsail, Avanir Pharmaceuticals, Inc. was responsible for completing the clinical development of, obtaining regulatory approval for, and initiating the initial commercial launch of that product under our former license agreement with them. Further, while we have been commercializing XHANCE since March 2018, we have limited history regarding sales, marketing, distribution and other activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer history of successfully developing and commercializing drugs.
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
▪the ability of our sales team to effectively market, promote and sell XHANCE;
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

Our ability to commercialize XHANCE successfully depends in part on the extent to which coverage and adequate reimbursement for XHANCE will be available in a timely manner and remains available from third-party payors, including governmental healthcare programs such as Medicare and Medicaid, commercial health insurers and managed care organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, determine which medications they will cover and establish reimbursement levels. Reimbursement decisions by particular third-party payors depend upon a number of factors, including each third-party payor's determination that use of a product is:
▪a covered benefit under its health plan;
▪appropriate and medically necessary for the specific condition or disease;
▪cost effective; and
▪neither experimental nor investigational.
Obtaining coverage and reimbursement approval for XHANCE from government authorities or other third-party payors is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data, including expensive pharmacoeconomic studies beyond the data required to obtain marketing approval, for the use of XHANCE to each government authority or other third-party payor. We may not be able to provide data sufficient to gain or maintain acceptance with respect to coverage and reimbursement from government authorities or other third-party payors.

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
Third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for medical products and services. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Levels of reimbursement may also decrease in the future, and future legislation, regulation or reimbursement policies of third-party payors may adversely affect the demand for and reimbursement available for XHANCE, which in turn, could negatively impact pricing. Further, payors, including healthcare insurers, pharmacy benefit managers and group purchasing organizations, increasingly seek ways to reduce their costs. Many payors continue to adopt benefit plan changes that shift a greater portion of prescription costs to patients. Such measures include more limited benefit plan designs, higher patient co-pay or co-insurance obligations and limitations on patients’ use of commercial manufacturer co-pay assistance programs (including through co-pay accumulator adjustment or maximization programs). Payors also increasingly seek price discounts or rebates in connection with the placement of our products on their formularies or those they manage. Payors may also control costs by imposing restrictions on access to or usage of our products, such as by requiring prior authorizations or "step-edits," and may choose to exclude certain indications for which our products are approved or even choose to exclude coverage entirely. For example, some insurers have established a step-edit system that requires a patient to first use a lower price alternative product prior to becoming eligible for reimbursement of a higher priced product. Some providers may not complete the burdensome administrative process required to demonstrate or document that the patients for whom XHANCE has been prescribed meet the payors’ utilization management criteria (i.e., prior authorizations or step-edits) and, as a result, patients will not gain access to XHANCE treatment. Further, other patients may obtain coverage for XHANCE but abandon their prescriptions rather than pay their co-pay payment which would result in a significant shortfall in achieving our revenue expectations and negatively impact our business, prospects, results of operations and financial condition.
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
We are currently commercializing XHANCE for the treatment of nasal polyps and intend to seek FDA approval for a follow-on indication of XHANCE for the treatment of chronic sinusitis. Currently, Nasonex™, marketed by Merck, is the only other branded drug therapy approved by the FDA for the treatment of nasal polyps. A generic version of Nasonex™, mometasone furoate monohydrate, was approved by the FDA for, among other indications, the treatment of nasal polyps and launched in 2016. In addition, Beconase AQ™, which is an INS marketed by GlaxoSmithKline, is indicated for the prophylaxis of nasal polyps after surgical resection, while SINUVA™ is a commercially available corticosteroid-eluting implant indicated for the treatment of nasal polyps in adult patients who have had ethmoid sinus surgery that can be placed in the ethmoid sinus under endoscopic visualization for up to 90 days. We are not aware of any drug product approved for the treatment of chronic sinusitis. In addition to competition from Nasonex™ and Beconase AQ™, we will also need to differentiate XHANCE from other products and treatments identified in current clinical practice guidelines for the treatment of chronic rhinosinusitis with and without nasal polyps. Such products and treatments include the use of nasal rinses, decongestants, over-the-counter and prescription INS products, oral steroids, antibiotics, and sinus surgery and other procedures, including functional endoscopic sinus surgery, balloon sinus dilation and steroid-releasing sinus implants. In addition, several monoclonal antibodies are in clinical development or have been developed for the treatment of nasal polyps, including benralizumab, and mepolizumab. In June 2019, the FDA approved DUPIXENT™ (dupilumab) as an add-on maintenance treatment (to an intranasal steroid) in adult patients with inadequately controlled chronic rhinosinusitis with nasal polyposis. In November 2020, the FDA approved XOLAIR™ add-on maintenance treatment of nasal polyps in adult patients with inadequate response to nasal corticosteroids. In addition, there are new small molecules, including fevipiprant, being developed for the treatment of nasal polyps, that are also believed to inhibit specific pathways of inflammation present in nasal polyps. If we are unable to achieve significant differentiation for

XHANCE against these other products and treatments, including on the basis of efficacy, safety and tolerability profile, reliability, convenience of administration, price and reimbursement, the opportunity for XHANCE to be commercialized successfully would be adversely affected.
If the market opportunities for XHANCE are smaller than we believe, our revenue may be adversely affected, and our business may suffer.
We believe there is a market opportunity for XHANCE consisting of ENT physicians, allergists and high-decile INS-prescribing primary care physicians that we believe treat an estimated 3.5 million U.S. patients with chronic rhinosinusitis, an estimated 1.2 million of whom have chronic rhinosinusitis with nasal polyps. If we are able to obtain a follow-on indication of XHANCE for the treatment of chronic sinusitis, we intend to broaden our reach and target primary care physicians that we believe treat an additional estimated 6.25 million patients with chronic rhinosinusitis, an estimated one-third of whom have chronic rhinosinusitis with nasal polyps.
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

Approximately 83% of our XHANCE net revenues during the fiscal year ended December 31, 2020 were to PPN partners. The five largest PPNs make up approximately 44% of our net revenues. Approximately 16% of our XHANCE net revenues during the fiscal year ended December 31, 2020 were to the three largest pharmaceutical wholesalers. If any of these PPN partners or wholesalers ceases to purchase our product for any reason, then unless and until the remaining PPN partners or wholesalers increase their purchases of XHANCE or alternative distribution channels are established:
▪our commercial operations could be significantly disrupted;
▪the availability of XHANCE to patients could be disrupted; and
▪we may not achieve the sales of XHANCE that we expect, which would decrease our revenues.
We do not require collateral from our wholesalers or PPN partners but rather maintain credit limits and, as a result, we have an exposure to credit risk in our accounts receivable. A default by a large PPN partner or wholesaler could harm our results of operations and financial condition. In the fourth quarter of 2020, we established a bad debt reserve for one customer with a past due balance. Our inability to collect this past due balance or any other balances that may become past due as a result of our extension of credit to customers may harm our results of operations.

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
We have also contracted with certain PBMs and other payors to secure formulary status and reimbursement for XHANCE, which generally require us to pay administrative fees and rebates to the PBMs and other payors for qualifying prescriptions. While we have agreements with three of the largest PBMs, as well as other PBMs and payors, in order to facilitate formulary status for XHANCE, we cannot guarantee that we will be able to agree to terms with other PBMs and payors, or that such terms will be commercially reasonable to us. Additionally, our contracts with PBMs and payors are of limited duration and PBMs and payors with whom we contract may seek to renegotiate more favorable terms prior to the expiration of such contracts or in connection with renewals. Despite our agreements with PBMs, the extent of formulary status and reimbursement will ultimately depend to a large extent upon individual healthcare plan formulary decisions. If healthcare plans that contract with PBMs with which we have agreements do not adopt formulary changes recommended by the PBMs with respect to XHANCE, we may not realize the expected access and reimbursement benefits from these agreements. Consequently, the success of our PBM contracting strategy will depend not only on our ability to expand formulary adoption among healthcare plans, but also upon the relative mix of healthcare plans that have PBM-chosen formularies versus custom formularies. If we are unable to realize the expected benefits of our contractual arrangements with the PBMs the adoption of XHANCE by physicians and patients may decline. If we are unable to increase adoption of PPN partners for filling prescriptions of XHANCE by physicians or to secure formulary status and reimbursement through arrangements with PBMs and other payors, particularly with healthcare plans that use custom formularies, our ability to achieve net sales growth for XHANCE would be impaired.

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
Our patient affordability programs may implicate certain federal and state laws related to, among other things, unlawful schemes to defraud, fraud and abuse, excessive fees for services, tortious interference with patient contracts and statutory or common law fraud. We have a comprehensive compliance program in place to address adherence with various laws and regulations relating to the selling, marketing and manufacturing of XHANCE. Despite our compliance efforts, to the extent the patient affordability programs are found to be inconsistent with applicable laws or the pharmacies that participate in our patient affordability programs do not comply with applicable laws or our business rules, we may be required to restructure or discontinue such programs, terminate our relationship with certain pharmacies, or be subject to other significant penalties.
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
Once an NDA, including a Section 505(b)(2) application, is approved, the product covered thereby becomes a "listed drug" which can, in turn, be cited by potential competitors in support of approval of an ANDA or 505(b)(2) NDA. The FD&C Act, FDA regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA for generic substitutes. Manufacturers may be able to bring a generic product to market in a much more cost-efficient pathway than we currently anticipate. If the costs involved in bringing such a product to market are significantly less than our costs with respect to the development of XHANCE, companies that produce generic equivalents to XHANCE may be able to offer their products at lower prices. Further, if the timeline for bringing such a product to market is expedited, companies that produce generic equivalents to XHANCE may compete with XHANCE faster than we currently anticipate. For example, the FDA has communicated a priority to build on initiatives to accelerate generic entry of complex generics, which include locally acting nasal drug products and the FDA recently updated the list of product specific guidances for complex generic drug products that the FDA plans to issue in 2021 to include XHANCE, which may provide clarity for competitors to develop generic products that competes with XHANCE. If the FDA accepts alternatives to comparative clinical endpoint bioequivalence studies for generic versions of XHANCE, we may face generic competition faster than we currently anticipate and a significant percentage of any future sales of XHANCE could be lost to such generic products. In 2019, the FDA published a draft product-specific guidance for 0.05mg/spray fluticasone propionate nasal spray that states that a comparative clinical endpoint bioequivalence study is recommended for a fluticasone propionate nasal spray product because of an inability to adequately characterize drug particle size distribution (PSD) in aerosols and sprays using commonly used analytical methods. However, the draft guidance also provides that if a product's PSD can be accurately measured using a validated analytical method such as morphology-directed Raman spectroscopy or any other advanced methodology, the product's sponsor could submit comparative PSD data as part of their drug characterization within their ANDA application as a potential alternative to a bioequivalence study. Moreover, in addition to generic competition, we could face competition from other companies seeking approval of products that are similar to ours using the Section 505(b)(2) pathway. Such applicants may be able to rely on XHANCE or other approved drug products or published literature to develop drug products that are similar to ours. Furthermore, we have received a request for units of XHANCE from a generic manufacturer and are in the process of providing such units in compliance with the CREATES Act. The introduction of a drug product similar to our products or product candidates could expose us to increased competition, leading to a decrease in sales of XHANCE. Competition that we may face from generic or similar versions of XHANCE could materially and adversely impact our future revenue, profitability, and cash flows.
Even though we have obtained regulatory approval for XHANCE, we still face extensive FDA regulatory requirements and may face future regulatory difficulties.
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
Our current and future operations with respect to the commercialization and further development of XHANCE, including the commercialization of XHANCE by our co-promotion partner, as well as potential future development programs, are subject to various U.S. federal and state healthcare laws and regulations. These laws impact, among other things, our proposed sales, marketing, support and education programs and constrain our business and financial arrangements and relationships with third-party payors, healthcare professionals, pharmacies and others who may prescribe, recommend, purchase or provide XHANCE, and other parties through which we market, sell and distribute XHANCE. Finally, our current and future operations are subject to additional healthcare-related statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. The laws are described in greater detail in the previous section under "Business — Government Regulation — Healthcare Fraud and Abuse Laws," and include, but are not limited to:

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
The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance or reporting requirements in multiple jurisdictions increase the possibility that a healthcare or pharmaceutical company may fail to comply fully with one or more of these requirements. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental authorities will conclude that our business practices, including those of our co-promotion partner, do not comply with applicable fraud and abuse or other healthcare laws and regulations or guidance. If our operations or those of our co-promotion partner with respect to their promotion of XHANCE are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, additional oversight and reporting requirements if we become subject to a corporate integrity agreement or other settlement agreement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, they may be subject to the same criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our financial condition and divert resources and the attention of our management from operating our business.
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
HRSA issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, which became effective on January 1, 2019. It is currently unclear how HRSA will apply its enforcement authority under the regulation. HRSA also has implemented a ceiling price reporting requirement related to the 340B Program under which we are required to report 340B ceiling prices to HRSA on a quarterly basis, and HRSA then publishes that information to covered entities. Moreover, under a final regulation effective January 13, 2021, HRSA newly established an administrative dispute resolution, or ADR, process for claims by covered entities that a manufacturer has engaged in overcharging, and by manufacturers that a covered entity violated the prohibitions against diversion or duplicate discounts. Such claims are to be resolved through an ADR panel of government officials rendering a decision that could be appealed only in federal court. An ADR proceeding could subject us to onerous procedural requirements and could result in additional liability. In addition, legislation may be introduced that, if passed, would further expand the 340B Program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.
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
Our promotional materials, statements and training methods must comply with applicable laws and regulations, including FDA's prohibition of the promotion of unapproved, or off-label, use. Physicians may use our products off-label, as the FDA does not restrict or regulate a physician's independent choice of treatment within the practice of medicine. As healthcare professionals frequently prescribe corticosteroids for the treatment of chronic nasal inflammatory diseases, such as chronic rhinosinusitis, doctors often prescribe XHANCE for the treatment of chronic rhinosinusitis and other chronic nasal inflammatory diseases, even though the FDA has granted approval of XHANCE only for the treatment of nasal polyps and we promote the use of XHANCE only for the treatment of nasal polyps. If the FDA determines that our promotional materials, statements or activities constitute promotion of an off-label use, we could be required to modify our promotional materials, statements or training methods or subject us to regulatory or enforcement actions, such as the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine, disgorgement of money, operating restrictions or criminal penalties. We may also be subject to actions by other governmental entities or private parties, such as the U.S. civil False Claims Act, civil whistleblower or "qui tam" actions. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional materials or activities to constitute promotion of an off-label use, which could result in significant fines or penalties under other statutory authorities. In that event, our reputation could be damaged and market adoption of XHANCE could be impaired.
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
Certain provisions of the Affordable Care Act have been subject to judicial challenges, as well as efforts to repeal or replace them or alter their interpretation and implementation. For example, on December 22, 2017, the U.S. government signed into law the Tax Act, which includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On November 10, 2020, the Supreme Court heard oral argument over the constitutionality of the individual mandate. A ruling is expected by mid-2021 and could produce any of a number of results, including invalidation of the Affordable Care Act in its entirety if there is a finding of inseverability. It is unclear how the ultimate decision in this case, or other efforts to repeal, replace or otherwise modify, or invalidate the Affordable Care Act or its implementing regulations, or portions thereof, will affect the Affordable Care Act or our business.

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
We currently carry product liability insurance with coverage up to $10.0 million in the aggregate, with a per incident limit of $10.0 million, which may not be adequate to cover all liabilities that we may incur. Further, we may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. Our inability to maintain sufficient product liability insurance at an acceptable cost could adversely affect our XHANCE product revenues, result in additional liabilities, inhibit the development of XHANCE for additional indications or inhibit the development of our other product candidates. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our financial condition, results of operations and business.
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
The key competitive factors that we expect to impact the commercial success of XHANCE and any other product candidates we may develop are likely to be their efficacy, safety and tolerability profile, reliability, convenience of administration, price and reimbursement. Nasonex™, marketed by Merck, is currently the only other branded INS drug therapy approved by the FDA for the treatment of nasal polyps, which is our current indication for XHANCE. A generic version of Nasonex™, mometasone furoate monohydrate, was approved by the FDA for, among other indications, the treatment of nasal polyps and launched in 2016. In addition, Beconase AQ™, which is an INS marketed by GlaxoSmithKline, is indicated for the prophylaxis of nasal polyps after surgical resection, SINUVA™ is a commercially available corticosteroid-eluting implant indicated for the treatment of nasal polyps in adult patients who have had ethmoid sinus surgery that can be placed in the ethmoid sinus under endoscopic visualization for up to 90 days, DUPIXENT™, which is a monoclonal antibody marketed by Sanofi and Regeneron, is indicated as an add-on maintenance treatment (to an intranasal steroid) in adult patients with inadequately controlled chronic rhinosinusitis with nasal polyposis, and XOLAIR™, which is a monoclonal antibody marketed by Genentech USA, Inc. and Novartis Pharmaceuticals Corporation, is indicated as an add-on maintenance treatment of nasal polyps in adult patients with inadequate response to nasal corticosteroids. We are not aware of any drug therapy approved by the FDA or foreign regulatory agencies for the treatment of chronic sinusitis.
Even though they have not been approved for the treatment of such indications, published clinical practice guidelines do recommend the use of INS products for the treatment of chronic rhinosinusitis with and without nasal polyps in an effort to maximize medical therapy prior to surgical intervention. Currently approved branded INS products include Rhinocort™, marketed by AstraZeneca, Nasacort AQ™, marketed by sanofi-aventis, Beconase AQ™, Flonase™ (which contains the same active pharmaceutical ingredient as XHANCE), and Veramyst™, each marketed by GlaxoSmithKline, Qnasl™, marketed by Teva Pharmaceuticals, and Omnaris™ and Zetonna™, each marketed by Sunovion Pharmaceuticals.
Due to the limitations of current treatments, several companies are investigating or have investigated the treatment of nasal polyps with monoclonal antibodies. To date, four monoclonal antibodies have been studied in nasal polyps: omalizumab, benralizumab, mepolizumab and dupilumab. In June 2019, FDA approved DUPIXENT™ (dupilumab) as an add-on maintenance treatment (to an intranasal steroid) in adult patients with inadequately controlled chronic rhinosinusitis with nasal polyposis. In November 2020, the FDA approved XOLAIR™ add-on maintenance treatment of nasal polyps in adult patients with inadequate response to nasal corticosteroids. In addition, there are new small molecules, including fevipiprant, being developed for the treatment of nasal polyps, that are also believed to inhibit specific pathways of inflammation present in nasal polyps. Most of these INS and monoclonal antibody companies, as well as other potential competitors, have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products.
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
The clinical and regulatory approval processes of the FDA are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business may be substantially harmed.
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
Clinical trials are expensive, can take many years to complete and have highly uncertain outcomes. Failure can occur at any time during the clinical trial process as a result of inadequate performance of a drug, inadequate adherence by patients or investigators to clinical trial protocols, investigators failure to comply with applicable laws, or other factors. Drug candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through earlier clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials as a result of a lack of efficacy or adverse safety profiles, despite promising results in earlier trials. Our clinical trials for the follow-on indication of XHANCE for the treatment of chronic sinusitis or our other product candidates may not be successful or may be more expensive or time-consuming than we currently expect. If clinical trials for this or any other product candidate fail to demonstrate safety or efficacy to the satisfaction of the FDA, the FDA may not approve the follow-on indication of XHANCE or any other product candidate and we would not be able to commercialize it, which could substantially harm our business.
Delays in clinical trials are common and have many causes, and any delay could result in increased costs to us and jeopardize or delay our ability to obtain regulatory approval and commence product sales, or our ability to maintain regulatory approval.
We have experienced and may experience further delays in clinical trials of our product candidates or for our FDA-mandated post-marketing pediatric study for XHANCE, or the time required to complete clinical trials for our product candidates of FDA-mandated post-marketing pediatric study for XHANCE may be longer than anticipated. Our ongoing and future clinical trials may not begin on time, have an effective design, enroll a sufficient number of patients, timely enroll patients, or be completed on schedule, if at all. Our clinical trials can be delayed or terminated for a variety of reasons, including, but not limited to:
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
▪any shelter-in-place orders from local, state or federal governments or clinical trial site policies resulting from the COVID-19 pandemic that determine essential and non-essential functions and staff, which may impact the ability of site staff to conduct assessments, or result in delays to the conduct of the assessments, as part of our clinical trial protocols, or the ability to enter assessment results into clinical trial databases in a timely manner;
▪delays by our CMOs to produce and deliver a sufficient supply of clinical trial materials; or

▪governmental or regulatory delays, or changes in approval policies or regulations.

For example, previous guidance related to the expected timing of results from our ongoing chronic sinusitis trials indicated that top-line results from both trials would be available in the second half of 2021. Pauses in patient enrollment due to factors related to the COVID-19 pandemic have had, and may continue to have, varying effects in different geographies and over time have led to a change in our projected timeline for initial data availability and may lead to additional changes in the future. We now expect top-line results from at least one of our ongoing chronic sinusitis trials by the end of 2021 and from the other trial in the first half of 2022. For those subjects currently participating in these studies, procedures to facilitate ongoing treatment and capture of data during periods of in-person care restrictions have been put in place.
If clinical trials for our product candidates or for our FDA-mandated post-marketing pediatric study for XHANCE are delayed for any of the above reasons or other reasons, our development costs may increase, our approval process could be delayed or negatively impacted and our ability to commercialize our product or product candidates could be materially harmed.
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
We currently depend on contract manufacturers and suppliers for XHANCE and its components. Although we could obtain each of these components from other third-party suppliers, we would need to qualify and obtain FDA approval for another contract manufacturer or supplier as an alternative source for each such component, which could be costly and cause significant delays. For example, we estimate that it would take at least one year to identify and qualify an alternate contract manufacturer for XHANCE. Additionally, our commercial manufacturing and supply agreements generally include limitations on our ability to utilize alternative manufacturers or suppliers for these components above certain specified thresholds during the terms of the agreements, or may include purchase minimums, which impairs our ability to fully implement any future manufacturing strategies to prevent supply shortages or quality issues.
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

COVID-19 may also have an adverse impact on our contract manufacturers or suppliers as a result of employees or other key personnel becoming infected, preventive and precautionary measures that governments or such third parties are taking, such as social distancing, quarantines, and other restrictions, and shortages of supplies necessary for the manufacture of XHANCE. Any of these circumstances could adversely impact the ability of third parties on which we rely to manufacture and distribute adequate volumes of XHANCE.
If third-party manufacturers, wholesalers, distributors and PPN partners fail to devote sufficient time and resources to XHANCE or their performance is substandard, our product supply may be negatively impacted.
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
We currently operate portions of our business through our foreign subsidiaries, including through our Norwegian subsidiary, OptiNose AS, which currently owns a substantial portion of our intellectual property and conducts development activities. We also have our United Kingdom subsidiary, OptiNose UK Ltd., which currently has no employees. We have committed, and intend to continue to commit, resources to our international operations. The operations we conduct in other countries, including clinical trials, and the operations conducted by third party suppliers and vendors with whom we do business, are subject to foreign laws. We are subject to a number of risks associated with our international business operations and activities that may increase liability, costs, and require significant management attention. These risks include:
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
There can be no assurance that the policies and procedures we implement to address or mitigate these risks will be successful, that our personnel will comply with them or that we will not experience these risks in the future or that they will not have a material adverse effect on our business, results of operations and financial condition.

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
The patent prosecution process is expensive and time-consuming, and we and any future licensors and licensees may not be able to apply for or prosecute patents on certain aspects of our product candidates or delivery technologies at a reasonable cost, in a timely fashion, or at all. We may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the rights to patents licensed to third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. It is also possible that we, or any future licensors or licensees, will fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Therefore, our patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. It is possible that defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, such as with respect to proper priority claims, inventorship, claim scope or patent term adjustments. If any future licensors or licensees are not fully cooperative or disagree with us as to the prosecution, maintenance, or enforcement of any patent rights, such patent rights could be compromised and we might not be able to prevent third parties from making, using, and selling competing products. If there are material defects in the form or preparation of our patents or patent applications, such patents or applications may be invalid or unenforceable. Moreover, our competitors may independently develop equivalent knowledge, methods, and know-how. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business, financial condition, and operating results.
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
As of February 1, 2021, we owned over 50 U.S. patents and over 20 pending U.S. patent applications. Our issued U.S. patents expire between 2021 and 2035. We do not know whether any of our patent applications will result in issued patents or, if any of our patent applications do issue, whether such patents will protect our technology and drugs, in whole or in part, or whether such patents will effectively prevent others from commercializing competitive technologies and products. There is no guarantee that any of our issued or granted patents will not later be found invalid or unenforceable. Furthermore, as our issued patents expire, the risk that competitors may be able to circumvent our remaining patents by developing similar or alternate technologies or products in a non-infringing manner is increased. Three of our 13 patents listed in the FDA's Orange Book for XHANCE are set to expire from 2021 to 2023. These patents cover certain aspects of our exhalation deliver system technology utilized by XHANCE.
The laws of foreign countries may not protect our rights to the same extent as the laws of the U.S. or vice versa. For example, European patent law restricts the patentability of methods of treatment of the human body more than U.S. law does. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing or in some cases not at all, until they are issued as a patent. Therefore, we cannot be certain that we were the first to make the inventions claimed in our pending patent applications, that we were the first to file for patent protection of such inventions, or that we have found all of the potentially relevant prior art relating to our patents and patent applications that could invalidate one or more of our patents or prevent one or more of our patent applications from issuing. Even if patents do successfully issue and even if such patents cover our product candidates, third parties may initiate oppositions, interferences, re-examinations, post-grant reviews, inter partes reviews, nullification or derivation actions in court or before patent offices or similar proceedings challenging the validity, enforceability, or scope of such patents, which may result in the patent claims being narrowed or invalidated. For example, in 2020 a third party filed an opposition in Europe to the issuance of one of our patents covering certain aspects of our flexible mouthpiece. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our product candidates, or prevent others from designing around our claims. Any of these outcomes could impair our ability to prevent competition from third parties.
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
Our commercial success depends upon our ability to develop, manufacture, market and sell XHANCE and our other product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. While our product candidates are in preclinical studies and clinical trials, we believe that the use of our product candidates in these preclinical studies and clinical trials falls within the scope of the exemptions provided by 35 U.S.C. Section 271(e) in the U.S., which exempts from patent infringement liability activities reasonably related to the development and submission of information to the FDA. As XHANCE and Onzetra Xsail are commercialized and our other product candidates progress toward commercialization, the possibility of a patent infringement claim against us increases. For instance, if we use the Section 505(b)(2) regulatory pathway for the follow-on indication of chronic sinusitis or any of our other product candidates it will require us to provide a Paragraph IV certification to the NDA and patent holders of the RLD pursuant to the Hatch-Waxman Act if the RLD is covered by Orange Book-listed patents. If the NDA or patent holder files a patent infringement lawsuit against us within 45 days of its receipt of notice of our certification, the FDA is prevented from approving our Section 505(b)(2) NDA until the earliest of 30 months, expiration of the patents, settlement of the lawsuit or a court decision in the infringement case that is favorable to us. Accordingly, we may invest significant time and expense in the development of our product candidates only to be subject to significant delay and expensive and time-consuming patent litigation before our product candidates may be commercialized. There can be no assurance that our product candidates do not infringe other parties' patents or other proprietary rights and competitors or other parties may assert that we infringe their proprietary rights in any event.
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
Our competitors may seek to market generic versions of XHANCE or any other product for which we obtain approval by submitting ANDAs to the FDA or new products that use our approved products as the RLD, in each case where our competitors claim that our patents are invalid, unenforceable or not infringed. Alternatively, our competitors may seek approval to market their own products that are the same as, similar to or otherwise competitive with XHANCE and any future product candidates we may develop. In these circumstances, we may need to defend or assert our patents, by means including filing lawsuits alleging patent infringement requiring us to engage in complex, lengthy and costly litigation or other proceedings. In any of these types of proceedings, a court or government agency with jurisdiction may find our patents invalid, unenforceable or not infringed. We may also fail to identify patentable aspects of our research and development before it is too late to obtain patent protection. Even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives. Furthermore, as our issued patents expire, the risk that competitors may be able to circumvent our remaining patents by developing similar or alternate technologies or products in a non-infringing manner is increased. Three of our 13 remaining patents listed in the FDA's Orange Book for XHANCE are set to expire from 2021 to 2023. These patents cover certain aspects of our exhalation deliver system technology utilized by XHANCE.
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
In addition to seeking patent protection for certain aspects of our product candidates and delivery technologies, we also consider trade secrets, including confidential and unpatented know-how, important to the maintenance of our competitive position. We protect trade secrets and confidential and unpatented know-how, in part, by customarily entering into non-disclosure and confidentiality agreements with parties who have access to such knowledge, such as our employees, outside scientific and commercial collaborators, CROs, CMOs, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants that obligate them to maintain confidentiality and assign their inventions to us. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. In addition, our trade secrets may otherwise become known, including through a potential cybersecurity breach, or may be independently developed by competitors.
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
The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this "Risk Factors" section and elsewhere in this Annual Report on Form 10-K, these factors include:
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
▪the success of competitive products, technologies or services;
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
▪the impact of COVID-19 on our business, including the manufacture, supply, distribution and sale of XHANCE;
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
As of March 1, 2021, there were 52,945,865 outstanding shares of our common stock. Holders of an aggregate of 14,461,137 shares of our common stock have rights, subject to specified conditions, that require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Of these shares, 14,273,017 are already covered by a registration statement and may be sold in the public market pursuant to such registration statement. Additionally, these shares are also eligible for sale without registration under Rule 144, subject to volume limitations applicable to affiliates. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
Future issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.
We will likely require additional capital in the future to execute our business plan. To raise capital, we may sell substantial amounts of common stock or securities convertible into or exchangeable for common stock. These future issuances of common stock or common stock-related securities, together with the exercise of outstanding options, restricted stock units, warrants and any additional shares issued in connection with acquisitions, if any, may result in material dilution to our investors and may cause our stock price to fall. Such sales may also result in new investors receiving rights, preferences and privileges senior to those of holders of our common stock.
Our principal stockholders and management own a majority of our stock and are able to exert significant control over matters subject to stockholder approval, which could prevent new investors from influencing significant corporate decisions.
Our executive officers, directors, beneficial owners of 5% or more of our capital stock and their respective affiliates, in the aggregate, beneficially own approximately 50.9% of our outstanding common stock as of March 1, 2021. Entities associated with Avista Capital Partners II, L.P. (Avista), our largest stockholder, collectively hold as a group approximately 27.0% of our outstanding common stock as of March 1, 2021. As a result, Avista can significantly influence the outcome of matters requiring stockholder approval, including the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest. The interests of Avista may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock. For instance, under the terms of our fourth amended and restated certificate of incorporation, neither Avista nor any of its respective representatives whom in the future may be on our board of directors are required to offer us any transaction opportunity of which they become aware, and they could take any such opportunity for themselves or offer it to other companies in which they have an investment, unless that opportunity is expressly offered to a person serving on our board of directors solely in his or her capacity as one of our directors. These actions might affect the prevailing market price for our common stock. In addition, because Avista and certain of our other principal stockholders have held their shares for several years, they may be more interested in selling our company than other investors, or they may want us to pursue strategies that deviate from the interests of other stockholders. Such concentration of ownership control may also:
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
General RIsk Factors

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
Our sales force and other employees, PPN partners, CMOs, CROs, principal investigators, co-promotion partners, collaborators, independent contractors, consultants and other vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.
We are exposed to the risk that our sales force and other employees, PPN partners, CMOs, CROs, principal investigators, collaborators, independent contractors, consultants and other vendors may engage in fraudulent or other illegal activity with respect to our business. Misconduct by these employees could include intentional, reckless and/or negligent conduct or unauthorized activity that violates:
▪FDA promotion or other regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA;
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
The California Consumer Privacy Act, or CCPA, took effect on January 1, 2020. The CCPA establishes certain requirements for data use and sharing transparency and provides California residents certain rights concerning the use, disclosure, and retention of their personal data. The CCPA and its implementing regulations have already been amended multiple times since their enactment. These laws and regulations are evolving and subject to interpretation, and may impose limitations on our activities or otherwise adversely affect our business. Similarly, there are a number of legislative proposals in the European Union, the United States, at both the federal and state level, and in other jurisdictions that could impose new obligations or limitations in areas affecting our business. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services and research activities. These laws and regulations, as well as any associated claims, inquiries, or investigations or any other government actions may lead to unfavorable outcomes including increased compliance costs, delays or impediments in the development of new products, negative publicity, increased operating costs, diversion of management time and attention, and remedies that harm our business, including fines or demands or orders that we modify or cease existing business practices.
Certain of these laws and regulations are described in greater detail in the previous section under "Business — Government Regulation — Healthcare Privacy Laws." If we, our agents, or our third party partners fail to comply or are alleged to have failed to comply with these or other applicable data protection and privacy laws and regulations, or if we were to experience a data breach involving personal information, we could be subject to government enforcement actions or private lawsuits. Any associated claims, inquiries, or investigations or other government actions could lead to unfavorable outcomes that have a material impact on our business including through significant penalties or fines, monetary judgments or settlements including criminal and civil liability for us and our officers and directors, increased compliance costs, delays or impediments in the development of new products, negative publicity, increased operating costs, diversion of management time and attention, or other remedies that harm our business, including orders that we modify or cease existing business practices.
Our business and operations would suffer in the event of computer system failures, cyberattacks or a deficiency in our cybersecurity or those of any business partners.
Despite the implementation of security measures, our internal computer systems and those of our contractors, vendors, customers and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures, cyberattacks or cyber-intrusions over the Internet, loss of funds or information from phishing or other fraudulent schemes, attachments to emails, persons inside our organization, or persons with access to systems inside our organization or those with whom we do business. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Such an event could cause interruption of our operations or loss of Company funds and have a negative financial consequence on our business. For example, the loss of data from completed or ongoing clinical trials for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data, or could result in a delay of the services provided by our vendor. Although we are targeted for cyber-attacks from time to time, we are only aware of one instance where an unauthorized third party accessed certain parts of our computer systems and we believe we have addressed the matter without any known financial implication, loss of data or exposure of confidential or personal information. To the extent that any disruption or security breach were to result in a loss of or damage to our data, misappropriation of funds to unintended recipients, or inappropriate disclosure of confidential, proprietary or personal information, we could incur material legal claims and liabilities and damage to our reputation and the development and commercialization of XHANCE and our other product candidates could be delayed. Additionally, breach remediation costs may be significant.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal office is located in Yardley, Pennsylvania, where we lease approximately 30,000 square feet of office space pursuant to a lease that expires in May 2024. We also lease facilities in Ewing, New Jersey and Oslo, Norway. We believe our facilities are adequate to meet our current needs, although we may seek to negotiate new leases or evaluate additional or alternate space for our operations. We believe appropriate alternative space will be readily available on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any material pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Global Select Market under the symbol “OPTN”. As of March 1, 2021, there were 52,945,865 shares of our common stock outstanding. There were approximately 17 stockholders of record at March 1, 2021. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Securities Authorized for Issuance under Equity Compensation Plans
Information required by Item 5 of Form 10-K regarding our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.
Recent Sales of Unregistered Securities
We did not sell any shares of our common stock or our preferred stock, or grant any stock options, warrants or restricted stock awards, during the year ended December 31, 2020 that were not registered under the Securities Act and that have not otherwise been described in a Quarterly Report on Form 10-Q or a Periodic Report on Form 8-K.
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
•We have been monitoring, and will continue to monitor, federal, state, and local government requirements and guidances. In certain instances, the various mitigation efforts have been updated to facilitate a return to a working environment with fewer restrictions. Where permitted by governmental requirements and the policies of physician offices, our territory managers began to return to in-person detailing of physicians in May and June 2020. Given the localized nature of the restrictions that are in place and the potential for restrictions to return, we have equipped our territory managers to operate in an environment that will include a mix of virtual and in-person physician detailing with dependencies on geography and time.
•Late in the first quarter of 2020 we began to observe an adverse impact of the COVID-19 pandemic on XHANCE prescription growth. This adverse impact was most pronounced during the "shelter-in-place" mitigation efforts that were prevalent from late-March through May 2020. Although XHANCE prescription growth (and in particular, new prescription growth) continues to be adversely impacted by the COVID-19 pandemic, the magnitude of the impact has slowly improved as federal, state and local government requirements and guidances have been updated to facilitate economic reopening. Based on third-party prescription data as well as data from Preferred Pharmacy Network (PPN) partners, XHANCE prescriptions increased 11% from first quarter 2020 to second quarter 2020, 11% from second quarter 2020 to third quarter 2020, and 7% from third quarter 2020 to fourth quarter 2020. Although XHANCE prescriptions have grown during this initial COVID-19 period, the rate of growth was below our pre-pandemic expectations. Due to the adverse effect of the COVID-19 pandemic on XHANCE prescription growth, as well as the unknown effect in the future, in May 2020 we withdrew our previous XHANCE revenue guidance for 2020. Additionally, the duration and magnitude of the negative impact from the COVID-19 pandemic on XHANCE net revenue are uncertain and may affect the availability of additional capital under our Pharmakon Note Purchase Agreement and our ability to remain in compliance with our revenue covenants thereunder.
•Due to the impacts of the COVID-19 pandemic, one of our contract manufacturers implemented a reduced work schedule and additional precautions which resulted in delays relating to the manufacture of XHANCE in second quarter 2020 but did not result in an interruption to commercial or clinical supply. As of December 31, 2020, all of our manufacturers were manufacturing XHANCE finished goods on time. Additionally, we believe we are maintaining appropriate levels of finished product inventories in the event of future supply disruption; however, the duration and magnitude of a future negative impact from the COVID-19 pandemic could constrain our supply of XHANCE.
•Previous guidance related to the expected timing of results from our two ongoing chronic sinusitis clinical trials indicated that top-line results from both trials would be available in the second half of 2021. Pauses in patient enrollment due to factors related to the COVID-19 pandemic have had, and may continue to have, varying effects in different geographies and over time have led to a change in our projected timeline for initial data availability and may lead to additional changes in the future. We now expect top-line from at least one of our ongoing chronic sinusitis trials by the end of 2021 and for the other trial in the first half of 2022. For those subjects currently participating in these studies, procedures to facilitate ongoing treatment and capture of data during periods of in-person care restrictions have been put in place.
•In light of the uncertainties created by the COVID-19 pandemic, in May 2020 we announced actions to reduce 2020 operating expenses while preserving our ability to drive XHANCE growth and successfully complete our ongoing chronic sinusitis trials. These expense reductions included a reprioritization of project spending, a reduction in payroll costs, and lower near-term clinical trial expenses as the result of temporarily paused patient enrollment at research sites in response to the acute COVID-19 environment.

The full impact of the COVID-19 pandemic on our business is still unknown. It is likely to continue to have adverse impacts on XHANCE prescription growth and net revenues as a result of fewer patients visiting physician offices, restrictions imposed by some physician offices relating to territory managers' visits, increased unemployment adversely affecting demand and payor mix, and the availability and cost of capital for us to fund our business operations and service our debt. We will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to our operations as necessary.
Additional Business Updates

We track and report metrics that we believe are an important part of assessing our progress in key strategic areas including:
•XHANCE Prescriptions and Market Share. Based on third-party prescription data as well as data from PPN partners, the total estimated number of XHANCE prescriptions in the fourth quarter of 2020 was 73,900, which represents 36% growth for prescriptions when compared to estimated fourth quarter 2019 prescriptions of 54,300. The INS prescription market decreased approximately 13% from fourth quarter 2019 to fourth quarter 2020 based on third-party prescription data. In addition, the total estimated number of XHANCE prescriptions was 56,100 in the first quarter of 2020, 62,500 in the second quarter of 2020, and 69,000 in the third quarter of 2020.
A seasonal effect has historically been observed in the INS prescription market in which market volume generally peaks near the middle of the second quarter and declines into the early part of the third quarter of each calendar year. As a result of the COVID-19 pandemic, INS prescription market volumes did not experience the expected peak in the second quarter of 2020. Based on third-party prescription data, INS market prescriptions increased 8% from the fourth quarter of 2019 to the first quarter of 2020, decreased 16% from the first quarter of 2020 to the second quarter of 2020, decreased 6% from the second quarter of 2020 to the third quarter of 2020, and increased 2% from the third quarter of 2020 to the fourth quarter of 2020. In addition, based on third-party prescription data, INS market prescriptions were flat from full year 2018 to full year 2019, and decreased 7% from full year 2019 to full year 2020.
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
Additionally, as we experienced in 2020, we expect that the first quarter prescription demand and average net revenue per prescription for XHANCE will be adversely impacted in 2021 and future years by the annual resetting of patient healthcare insurance plan deductibles and changes in individual patients' healthcare insurance coverage, both of which often occur in January.
We track the market share of XHANCE within our current target audience. For this purpose, we calculate market share as the proportion of XHANCE prescriptions to the number of prescriptions written for other

INS within our current target audience of approximately 18,000 physicians. Our target physician audience includes all ENT and Allergy specialist physicians who, based on third-party data, write intranasal steroid spray prescriptions. In addition, our current target audience includes specialty-like primary care physicians called on by our territory managers or kaléo sales representatives. Prior to the fourth quarter 2020 initiation of XHANCE co-promotion by kaléo, our target audience included approximately 10,000 physicians called on by Optinose sales territory managers.
We believe market share, in addition to XHANCE prescription volume, provides important information regarding XHANCE utilization because market share normalizes XHANCE prescriptions for market effects including the INS market seasonality, seasonal variation in patient visits with their doctor, annual deductible resets and annual changes in individual patient's healthcare insurance coverage referenced above. Based on third-party prescription data as well as data from PPN partners, we estimate XHANCE had a market share in our current target audience of 18,000 physicians of 3.4% in the fourth quarter of 2019, 3.4% in the first quarter of 2020, 4.4% in the second quarter of 2020, 4.9% in the third quarter of 2020, and 5.1% in the fourth quarter of 2020. Note that most of the INS prescriptions written within our target physician audience are for chronic sinusitis, allergic rhinitis and other conditions outside of our nasal polyp indication. Our target physician audience is subject to revision each quarter to account for changes such as revised sales target prioritization, and physician retirements. Changes to the target physician audience can contribute some of the quarter over quarter change in market share.
•XHANCE New Prescriptions and Refill Prescriptions. The underlying disease that we are treating is chronic and, as a result, many patients may fill multiple prescriptions per year. We monitor new prescriptions as they create the potential for future refill prescriptions. Based on third-party prescription data as well as data from PPN partners, the total estimated number of XHANCE new prescriptions in the fourth quarter of 2020 was 24,600, which represents 16% growth for new prescriptions when compared to estimated fourth quarter 2019 new prescriptions of 21,200. In addition, the total estimated number of XHANCE new prescriptions was 22,300 in first quarter 2020, 18,700 in second quarter 2020, and 23,000 in third quarter 2020. Based on third-party prescription data, the INS market for new prescriptions decreased 21% from the fourth quarter of 2019 to the fourth quarter of 2020 and increased 5% from the third quarter of 2020 to the fourth quarter of 2020. In addition, based on third-party prescription data, the INS market for new prescriptions increased 13% from the fourth quarter of 2019 to the first quarter of 2020, decreased 30% from the first quarter of 2020 to the second quarter of 2020, decreased 5% from the second quarter of 2020 to the third quarter of 2020, and increased 5% from the third quarter of 2020 to the fourth quarter of 2020. In addition, based on third-party prescription data, the INS market for new prescriptions increased 1% from full year 2018 to full year 2019, and decreased 13% from full year 2019 to full year 2020
We track refill prescriptions and provide patient assistance to support refill programs that are administered by our PPN partners. Based on third-party prescription data as well as data from PPN partners, the total estimated number of XHANCE refill prescriptions in the fourth quarter of 2020 was 49,300, which represents 49% growth for refill prescriptions when compared to estimated fourth quarter 2019 refill prescriptions of 33,000. In addition, the total estimated number of XHANCE refill prescriptions was 33,700 in first quarter 2020, 43,800 in second quarter 2020, and 46,100 in third quarter 2020.
•Prescribing Breadth and Depth. We track the number of physicians who prescribe XHANCE in a time period to evaluate the breadth of prescribing. Based on third-party prescription data as well as data from PPN partners, the total estimated number of physicians who had at least one patient fill a prescription for XHANCE in the fourth quarter of 2020 was 6,708, which represents 14% growth when compared to the estimated 5,859 physicians who had at least one patient fill a prescription for XHANCE in the fourth quarter of 2019. In addition, the total estimated number of physicians who had at least one patient fill a prescription for XHANCE was 6,345 in the first quarter of 2020, 6,209 in the second quarter of 2020, and 6,443 in the third quarter of 2020.
We also track the number of prescriptions filled by a prescribing physician's patients in a time period to evaluate depth of prescribing. Based on third-party prescription data as well as data from PPN partners, the total estimated number of physicians who had more than 15 XHANCE prescriptions filled by their patients in the fourth quarter of 2020 was 1,275, which represents 54% growth when compared to the estimated 828 physicians who had more than 15 XHANCE prescriptions filled by their patients in the fourth quarter of 2019. In addition, the total estimated number of physicians who had more than 15 XHANCE prescriptions filled by their patients was 895 in the first quarter of 2020, 1,028 in the second quarter of 2020, and 1,153 in the third quarter of 2020.

•XHANCE Net Product Revenues per Prescription. We calculate average net product revenues per prescription, one metric that we use to gauge the profitability of XHANCE, by dividing net product revenues for the quarter by the estimated number of XHANCE prescriptions dispensed during the quarter. XHANCE net product revenues per prescription were $204 in the fourth quarter of 2019, $126 in the first quarter of 2020, $164 in the second quarter of 2020, $224 in the third quarter of 2020, and $211 in the fourth quarter of 2020.
XHANCE Development Update
In addition to XHANCE’s existing indication for the treatment of nasal polyps, in order to broaden our U.S. market opportunity, we initiated a clinical trial program in pursuit of a follow-on indication for the treatment of chronic sinusitis in the U.S. We believe XHANCE has the potential to be the first drug therapy approved by the FDA for the treatment of chronic sinusitis. We expect the program will be comprised of two Phase 3b clinical trials, the first of which was initiated in the fourth quarter of 2018 and is estimated to enroll approximately 378 subjects and the second of which was initiated in the second quarter of 2019 and is estimated to enroll approximately 399 subjects. Estimated enrollment for both trials is subject to change for factors that may include interim analyses intended to inform the statistical powering of both trials. We expect top-line results from one of our ongoing chronic sinusitis trials by the end of 2021 and the other in the first half of 2022.
OPN-019 Development Update
In June 2020, we announced the initiation of development of a new product candidate, OPN-019, which combines our proprietary intranasal Exhalation Delivery System (EDS) with an antiseptic.
Because components of the drug-device combination product candidate, including both the active drug and delivery device, are currently commercially available in the U.S., we anticipate that the development of OPN-019 may be streamlined and accelerated. Subsequent to a pre-Investigational New Drug (IND) submission we have engaged with the FDA regarding an IND and clinical development pathway.
We have performed in vitro testing against SARS-CoV-2 with a candidate formulation in which a 4-log reduction (a 99.99% reduction) in virus count was produced. In addition,we performed tests against other pathogens. For most pathogens tested, 3-log to 6-log reductions (99.9% to 99.9999% reductions) in virus count were observed.

In April 2021, we expect to initiate a randomized, proof of concept study in subjects who have tested positive for SARS-CoV-2 infection, are recently infected, and who have mild or no symptoms. This pilot study will evaluate both the magnitude and duration of viral load reduction after a single dose of OPN-019.

We are focused on supporting the initial stages of development within our current operating expense guidance and intend to seek grants, partnerships, and/or other sources of capital to fund future development.

Financial Operations Overview
The following discussion sets forth certain components of our consolidated statements of operations as well as factors that impact those items.
Net product revenues
Sales of XHANCE generated $48.4 million and $30.4 million in net product revenues for the years ended December 31, 2020 and 2019, respectively. In accordance with GAAP, we determine net product revenues for XHANCE, with specific assumptions for variable consideration components including but not limited to trade discounts and allowances, co-pay assistance programs and payor rebates.
Based on available XHANCE prescription data purchased from third parties and data from our PPN partners, our average net product revenue per prescription for the fourth quarter of 2020 was approximately $211, which represents an increase compared to our average net product revenue per prescription of approximately $204 in the fourth quarter of 2019. Average net product revenue per prescription for the year ended December 31, 2020 was $185, which represents an decrease compared to our average net product revenue per prescription of approximately $198 for the year ended December 31, 2019.

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
We expect full year 2021 net product revenues to be at least $80.0 million. This includes our expectation that first quarter 2021 net product revenues will decrease compared to fourth quarter 2020. The primary driver of the sequential decrease to net product revenues is our expectation that XHANCE average net product revenues per prescription for the first quarter of 2021 will be between $120 and $140. This expected decrease from the fourth quarter 2020 is largely a consequence of the reset of many patient insurance deductibles in January. As a result of this annual reset, we expect greater copay support to be provided by us under our assistance programs. In addition, we believe another contributor to the expected first quarter 2021 decrease is related to changes in patients' healthcare insurance coverage that reduce demand for refill prescriptions early in the year. This reduction in refill prescriptions also has the effect of lowering average net product revenues per prescription as it reduces the proportion of prescriptions that are covered (reimbursed) by a commercial insurer, which results in us providing greater copay support under our assistance programs. For the remainder of 2021, we believe XHANCE net product revenues per prescription will improve substantially. Factors supporting this expected growth include patients meeting their out-of-pocket expense thresholds, expected improvements in insurance coverage and continued strength in the proportion of prescription refills. In addition, we expect XHANCE net product revenues per prescription for the full year 2021 to increase compared to full year 2020. We do not expect to repeat the pandemic-response ASSIST program in 2021, and its termination is expected to be a factor in driving 2021 XHANCE net product revenues per prescription higher than what was seen in 2020.
Licensing revenues
In September 2019, OptiNose AS, a wholly owned subsidiary of the Company, entered into the Currax License Agreement. Under the terms of the Currax License Agreement, Currax paid us a $3.7 million upfront payment in 2019, an additional $0.8 million in December 2020 upon expiration of the escrow that was established for a limited period to cover potential indemnification obligations, and an additional $1.0 million milestone payment in January 2021 upon the achievement of a specified regulatory milestone. We do not expect to receive any further payments from Currax under the terms of the License Agreement other than reimbursement for certain expenses.
In January 2019, OptiNose AS entered into the Inexia License Agreement. Under the terms of the Inexia License Agreement, Inexia paid us a $0.5 million upfront payment. For each product developed under the Inexia License Agreement, we are eligible to receive up to $8.0 million of development milestone payments and up to $37.0 million of sales milestone payments. In addition, we are eligible to receive tiered, low-to-mid single digit royalties based on net sales of any products successfully developed and commercialized under the Inexia License Agreement. Other than the upfront payment, we do not anticipate the receipt of any milestone or royalty payments from Inexia in the near term.
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
Other (income) expense
Other (income) expense consists primarily of the loss on the extinguishment of the Athyrium Senior Secured Notes, as well as foreign currency (income) losses due to exchange rate fluctuations on transactions denominated in a currency other than our functional currency.
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

The following table reflects the weighted average assumptions used to estimate the fair value of stock option awards granted and shares issued under the employee stock purchase plan during the year ended December 31, 2020.

	Year Ended December 31, 2020
	2010 A&R Stock Incentive Plan (1)	2017 Employee Stock Purchase Plan
Risk free interest rate	0.70%	0.96%
Expected term (in years)	6.03	0.5
Expected volatility	68.96%	84.56%
Annual dividend yield	0.00%	0.00%

(1) Includes options and RSUs granted outside the 2010 A&R Stock Incentive Plan. The grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).

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
Consolidated Results of Operations
Comparison of the years ended December 31, 2020 and 2019
The following table sets forth our selected consolidated statements of operations data for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019
Revenues:
Net product revenues	$48,367	$30,401
Licensing revenues	750	4,230
Total revenues	49,117	34,631
Costs and expenses:
Cost of product sales	7,520	5,294
Research and development	23,378	20,783
Selling, general and administrative	105,438	104,155
Total operating expenses	136,336	130,232
Loss from operations	(87,219)	(95,601)
Other (income) expense:
Interest (income) expense	12,582	7,264
Other (income) expense	(16)	7,188
Total other (income) expense	12,566	14,452
Net loss	$(99,785)	$(110,053)
Net product revenues
Net product revenues related to sales of XHANCE were $48.4 million and $30.4 million for the years ended December 31, 2020 and 2019, respectively. Revenue growth was attributable primarily to an increase in units sold to customers, as a result of a greater number of XHANCE prescriptions dispensed during the year ended December 31, 2020.
Licensing revenues
Licensing revenues were $0.8 million and $4.2 million for the years ended December 31, 2020 and 2019, respectively, as a result of payments received under the terms of the Inexia License Agreement entered into in January 2019 and the Currax License Agreement entered into in September 2019.
Cost of product sales
Cost of product sales related to XHANCE were $7.5 million and $5.3 million for the years ended December 31, 2020 and 2019, respectively, with the increase attributable primarily to an increase in units sold to customers, the result of a greater number of XHANCE prescriptions dispensed during the period.
Research and development expense
Research and development expenses were $23.4 million and $20.8 million for the years ended December 31, 2020 and 2019, respectively. The $2.6 million increase in 2020 was attributable primarily to:

▪a $1.3 million increase in clinical expenses related to our clinical trial program in pursuit of a follow-on indication for XHANCE for the treatment of chronic sinusitis in the U.S. and FDA-mandated post-marketing pediatric study; and
▪a $1.2 million increase in payroll-related expenses due primarily to an increase in personnel costs allocated to research and development as a result of the development of OPN-019.
Selling, general and administrative expense
Selling, general and administrative expenses were $105.4 million and $104.2 million for the years ended December 31, 2020 and 2019, respectively. The $1.2 million increase was due primarily to:

•a $5.1 million increase in service fees paid to our PPN partners, as a result of a greater number of XHANCE prescriptions dispensed by our PPN partners;
▪a $1.9 million increase in personnel expenses, including stock compensation, due to increases in headcount;
▪a $0.8 million increase in insurance and infrastructure expenses;
▪a $0.7 million increase in bad debt expense; and
▪a $0.4 million increase in market access expenses.
This increase was offset by:
▪a $5.1 million decrease related to delayed expenses and/or expenses not incurred as a result of the impact of COVID-19 on business operations, including marketing and selling efforts, including travel;
▪a $1.7 million decrease in direct-to-consumer marketing expenses; and
▪a $0.9 million decrease in patent, legal, consulting and professional fees.
Interest (income) expense, net
Interest expense, net, was $12.6 million and $7.3 million for the years ended December 31, 2020 and 2019, respectively. The increase in interest expense, net, for the year ended December 31, 2020, was due to the increased principal balance of the Pharmakon Senior Secured Notes offset by interest income of $0.4 million. Interest income decreased by $1.9 million as compared to the year ended December 31, 2019 as a result of lower interest rates and lower average cash balances.
Other (income) expense, net
Other (income) expense, net, was $(16,000) and $7.2 million for the years ended December 31, 2020 and 2019, respectively. Other expense, net, for the year ended December 31, 2019 was related primarily to the loss on the extinguishment of the Athyrium Senior Secured Notes. Other income, net, for the year ended December 31, 2020 was attributable primarily to foreign currency gains.
Liquidity and Capital Resources
Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. We incurred net losses of $99.8 million and $110.1 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $527.8 million. We have funded our operations primarily through the sale of stock and the issuance of debt, as well as through licensing revenues received under the terms of our license agreements and revenues from sales of XHANCE. As of December 31, 2020, we had $144.2 million in cash and cash equivalents.
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019
Net cash used in operating activities	$(86,206)	$(90,815)
Net cash used in investing activities	(546)	(557)
Net cash provided by financing activities	83,810	37,529
Effects of exchange rates on cash and cash equivalents	(44)	(3)
Net decrease in cash and cash equivalents	$(2,986)	$(53,846)
Operating activities
Cash used in operating activities decreased by $4.6 million, from $90.8 million for the year ended December 31, 2019 to $86.2 million for the year ended December 31, 2020. The decrease in cash used in operating activities was attributable primarily to increased revenue offset by increased operating and interest expenses and the timing of payment of those expenses.
Investing activities
Cash used in investing activities was $0.6 million for the years ended December 31, 2020 and 2019.

Financing activities

Cash provided by financing activities for the year ended December 31, 2020, was driven primarily by net proceeds of $50.0 million from the issuance of the Pharmakon Senior Secured Notes and net proceeds of $33.4 million as a result of an August 2020 underwritten public offering of 6,000,000 shares of our Common Stock (Common Stock) at a price of $5.60.
Cash provided by financing activities for the year ended December 31, 2019, was driven primarily by net proceeds of $77.6 million from the issuance of the Pharmakon Senior Secured Notes and net proceeds of $38.7 million as a result of a November 2019 underwritten public offering in which we sold 4,250,000 shares of our Common Stock at a price of $9.75 per share. These receipts were partially offset by the repayment of the Athyrium Senior Secured Notes of $80.2 million.
Senior Secured Note Purchase Agreement
On September 12, 2019 (the Closing Date), we entered into the Note Purchase Agreement (the Pharmakon Senior Secured Notes) with funds managed by Pharmakon Advisors, LP (Pharmakon), the investment manager of the BioPharma Credit funds (BioPharma). The Pharmakon Senior Secured Notes provide us with up to $150.0 million in debt financing, of which $80.0 million was issued on the Closing Date, $30.0 million was issued on February 13, 2020 and $20.0 million was issued on December 1, 2020.
On August 13, 2020, we entered into a letter agreement (the Pharmakon Letter Agreement) to the Pharmakon Senior Secured Notes. The Pharmakon Letter Agreement provides us with the option to issue $20,000 of Pharmakon Senior Secured Notes, subject to the Company achieving XHANCE net sales and royalties for the quarter ended June 30, 2021 of at least $26,000 and certain other conditions. As consideration for the Pharmakon Letter Agreement, the Company issued 44,643 shares of Common Stock to Pharmakon. The aggregate fair value of $250 was recorded as debt issuance costs and is being amortized to interest expense over the term of the Pharmakon Senior Secured Notes.
On March 2, 2021, we entered into an amendment to the Pharmakon Senior Secured Notes. The amendment revised certain minimum trailing twelve-month consolidated XHANCE net sales and royalties we are required to maintain. As consideration for the amendment, we will pay an amendment fee of $1,300 upon the earlier of the prepayment of the Pharmakon Senior Secured Notes or September 12, 2024.
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

All mandatory and voluntary prepayments are subject to the payment of prepayment premiums as follows: (i) if prepayment occurs prior to the third anniversary of the Closing Date, an amount equal to 2% of the principal prepaid, (ii) if prepayment occurs on or after the third anniversary of the Closing Date but prior to the fourth anniversary of the Closing Date, an amount equal to 1% of the principal prepaid; and (iii) if prepayment occurs on or after the fourth anniversary of the Closing Date, no prepayment premium is required. We are also required to pay a "make-whole" amount in respect of any principal payments (whether mandatory or voluntary) made prior to the 30-month anniversary of the issuance of the applicable note, in an amount equal to the interest that would have accrued through the 30-month anniversary in respect of such note but for such principal payment.
The Pharmakon Senior Secured Notes are secured by a pledge of substantially all of our assets and the Note Purchase Agreement contains affirmative and negative covenants customary for financings of this type, including limitations on our and our subsidiaries’ ability, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, grant certain license rights to our products, technologies and other intellectual property rights; pay dividends and distributions, repay junior indebtedness and enter into affiliate transactions, in each case, subject to certain exceptions. In addition, the Pharmakon Senior Secured Notes contain financial covenants requiring us to maintain at all times certain minimum trailing twelve-month consolidated XHANCE net sales and royalties, tested on a quarterly basis, and at least $30.0 million of cash and cash equivalents.
The Note Purchase Agreement also includes events of default customary for financings of this type, in certain cases subject to customary periods to cure, following which BioPharma may accelerate all amounts outstanding under the notes.
Projected 2021 operating expenses
We expect that our total GAAP operating expenses (consisting of selling, general & administrative expenses and research & development expenses) for 2021 will be between $137.0 million and $142.0 million of which approximately $11.0 million is expected to be stock-based compensation expense. As a result, total GAAP operating expenses excluding stock-based compensation expense are expected to be between $126.0 million and $131.0 million. An increase in expenses from 2020 to 2021 is anticipated due to an increase in fees paid to our PPN partners associated with higher projected XHANCE prescription volumes and an increase in research and development expenses related to our clinical trial program in pursuit of a follow-on indication for XHANCE for the treatment of chronic sinusitis.
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
▪continue clinical development activities for XHANCE, including an FDA-mandated post-marketing pediatric study and clinical trials for a follow-on indication for the treatment of chronic sinusitis;
▪continue research and development activities for additional product candidates, including OPN-019;
▪continue to contract to manufacture XHANCE and our other product candidates;
▪maintain, expand and protect our patent portfolio;
▪service our debt obligations under the Pharmakon Senior Secured Notes issued in September 2019, February 2020 and December 2020;
▪maintain infrastructure necessary to operate as a publicly-traded, commercial-stage company; and
▪hire additional staff and add operational, financial and information systems to execute our business plan.
Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
▪the duration and impact of COVID-19 restrictions on our business;

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
▪our clinical development plans for XHANCE, including the outcome, timing and cost of an FDA-mandated post-marketing pediatric study and clinical trials for the supplemental indication for the treatment of chronic sinusitis;
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
Although it is difficult to predict our future liquidity requirements, we will likely require additional capital in the future secured through equity or debt financings, partnerships, collaborations, or other sources in order to meet the debt service obligations under our outstanding Pharmakon Senior Secured Notes, including repayment, and to carry out our planned development and commercial activities. We believe that our existing cash and cash equivalents will be sufficient to maintain the minimum cash balance required under our debt facility and to fund our operations for at least twelve months from the filing date of this Annual Report on Form 10-K. Additional capital, secured in the future through equity or debt financings, partnerships, collaborations, or other sources, may not be available on a timely basis, on favorable terms, or at all, and such capital, if raised, may not be sufficient to meet our debt service obligations, including repayment, or enable us to continue to implement our long-term business strategy. If additional capital is not secured when required, we may need to delay or curtail our operations until such funding is received. If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition and results of operations could be materially adversely affected and we may need to delay or curtail our operations until such funding is received. Additionally, we may fail to satisfy our debt covenants, may never become profitable, or if we do, may not be able to sustain profitability on a recurring basis.
Contractual obligations and commitments
The following table summarizes our contractual obligations at December 31, 2020 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	$4,133	$1,733	$1,980	$420	$—
Long-term debt(2)	170,731	$14,169	105,153	51,409	—
Total	$174,864	$15,902	$107,133	$51,829	$—

(1) Reflects obligations pursuant to our office leases in Yardley, Pennsylvania, Ewing, New Jersey, and Oslo, Norway and leases of certain other equipment.

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

We are also party to a manufacturing services agreement with one of our suppliers pursuant to which we are obligated to purchase a minimum number of products per month or potentially be subject to a payment of $5,000 per week for any month in which we do not purchase such minimum number of products.
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

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a 15(e) and 15d 15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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
Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Management’s assessment included extensive documentation, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.
Based on management’s processes and assessment, as described above, management has concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
On March 2, 2021, the Company entered into an amendment to the Pharmakon Senior Secured Notes. The amendment revised certain minimum trailing twelve-month consolidated XHANCE net sales and royalties the Company is required to maintain. As consideration for the amendment, the Company will pay an amendment fee of $1,300 upon the earlier of the prepayment of the Pharmakon Senior Secured Notes or the Maturity Date. The foregoing summary of the amendment is qualified in its entirety by reference to the amendment attached hereto as Exhibit 10.23 and which is incorporated herein by reference.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2020.

Our Board has adopted a written Code of Conduct applicable to all officers, directors and employees, which is available on our website (www.optinose.com) under "Corporate Governance" within the “Investors” section. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of this Code of Conduct by posting such information on the website address and location specified above.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2020.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2020.

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

(b)  Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
2.1	Exchange Agreement, dated as of June 7, 2010, by and among the Registrant, OptiNose AS and the other signatories thereto (the Registrant hereby agrees to furnish supplementally a copy of any omitted schedules to the SEC upon request)	S-1	9/18/17	2.1
3.1	Fourth Amended and Restated Certificate of Incorporation of OptiNose, Inc.	8-K	10/18/17	3.1
3.2	Amended and Restated Bylaws of OptiNose, Inc.	8-K	10/18/17	3.2
4.1	Form of Common Stock Certificate.	S-1/A	10/3/17	4.1
4.2	Second Amended and Restated Registration Rights Agreement, dated March 24, 2017, by and among the Registrant and certain of its stockholders.	S-1	9/18/17	4.2
4.3	Stockholders’ Agreement, dated October 2, 2017, by and among OptiNose, Inc. and certain of its stockholders.	S-1/A	10/3/17	4.6
4.4	First Amendment to the Second Amended and Restated Registration Rights Agreement, dated October 2, 2017, by and among the Registrant and certain of its stockholders.	S-1/A	10/11/17	4.7
4.5	Common Stock Warrant issued by OptiNose, Inc. dated September 12, 2019.	8-K	9/12/19	4.1
4.6	Description of Securities of OptiNose, Inc.	10-K	3/5/20	4.7
10.1	Form of Indemnification Agreement.+				x
10.2	Employment Agreement, dated October 12, 2017, between OptiNose US, Inc. and Peter K. Miller.+	8-K	10/18/17	10.1
10.3	Employment Agreement, dated October 12, 2017, between OptiNose US, Inc. and Ramy A. Mahmoud.+	8-K	10/18/17	10.2
10.4	Employment Agreement, dated October 12, 2017, between OptiNose US, Inc. and Keith A. Goldan.+	8-K	10/18/17	10.4
10.5	Employment Agreement, dated October 12, 2017, between OptiNose US, Inc. and Michael F. Marino.+	8-K	10/18/17	10.5
10.6	Amended and Restated 2010 Stock Incentive Plan.+	S-1/A	10/3/17	10.7
10.7	Form of Non-Qualified Stock Option Agreement Granted Under the 2010 Stock Incentive Plan (Relating to Success Pool Grants).+	S-1/A	10/3/17	10.8
10.8	Form of Non-Qualified Stock Option Agreement Granted Under the 2010 Stock Incentive Plan (Relating to Option Pool Grants).+	S-1/A	10/3/17	10.9
10.9	Form of Non-Qualified Stock Option Agreement Granted Under the 2010 Stock Incentive Plan.+	S-1/A	10/3/17	10.10
10.10	Supply Agreement, dated July 1, 2017, by and between Hovione Inter Ltd and OptiNose US, Inc., OptiNose UK, Ltd and OptiNose AS.†	S-1	9/18/17	10.14
10.11	Manufacture and Supply Agreement, dated as of August 18, 2017, by and among OptiNose US, Inc., OptiNose UK Ltd. and OptiNose AS and Contract Pharmaceuticals Limited Canada.†	S-1	9/18/17	10.15
10.12	Form of Non-Qualified Stock Option Agreement Under the Amended and Restated 2010 Stock Incentive Plan+	S-1/A	10/3/17	10.17
10.13	2017 Employee Stock Purchase Plan.+	S-1/A	10/3/17	10.18
10.14	Manufacturing Services Agreement, dated December 21, 2018, by and among OptiNose US, Inc., OptiNose UK Ltd. and Optinose AS and Advance Mold & Manufacturing, Inc. d/b/a Vision Technical Molding.†	10-K	3/6/19	10.1
10.15	Form of Restricted Stock Unit Agreement Under the Amended and Restated 2010 Stock Incentive Plan.+	10-Q	8/12/19	10.1
10.16	Note Purchase Agreement, dated September 12, 2019, among OptiNose US, Inc., OptiNose, Inc., OptiNose UK Limited and OptiNose AS, BioPharma Credit PLC, as Collateral Agent and the purchasers from time to time party thereto (including Form of Initial Senior Secured Note).	8-K	9/12/19	10.1
10.17	Employment Agreement, dated February 17, 2020, between OptiNose US, Inc. and Victor M. Clavelli.+	8-K	2/19/20	99.2
10.18	Form of Non-Qualified Stock Option Agreement (Inducement Grant).+	8-K	2/19/20	99.3
10.19	Relocation Agreement, dated February 17, 2020, between OptiNose US, Inc. and Victor M. Clavelli.+	8-K	2/19/20	99.4

10.20	Amendment Letter to the Note Purchase Agreement, dated September 12, 2019, among OptiNose US, Inc., OptiNose, Inc., OptiNose UK Limited and OptiNose AS, BioPharma Credit PLC, as collateral agent and the purchasers from time to time party thereto.	8-K	8/18/20	10.1
10.21	Amendment No.1, dated September 15, 2020, to the Manufacturing Services Agreement, dated December 21, 2018, by and among OptiNose US, Inc., OptiNose UK Ltd. and Optinose AS and Advance Mold & Manufacturing, Inc. d/b/a Vision Technical Molding. †	10-Q	11/5/20	10.1
10.22	Form of Restricted Stock Unit Agreement (Inducement Grant).+	10-Q	5/7/20	10.4
10.23
First Amendment to the Note Purchase Agreement, dated September 12, 2019, among OptiNose US, Inc., OptiNose, Inc., OptiNose UK Limited and OptiNose AS, BioPharma Credit PLC, as collateral agent and the purchasers from time to time party thereto.
x
21.1	List of Subsidiaries	10-K	3/5/20	4.7
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.				x
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.				x
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.				x
32.1	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer.				x
32.2	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer.				x
101.INS	XBRL Instance Document.				x
101.SCH	XBRL Taxonomy Extension Schema Document.				x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				x
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				x

†	Portions of this exhibit (indicated by asterisks) have been omitted in compliance with Item 601 of Regulation S-K.
+	Indicates management contract or compensatory arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the capacities and on the date indicated.

OPTINOSE, INC.
Date: March 3, 2021	By:	/s/ PETER K. MILLER
		Name:	Peter K. Miller
		Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER K. MILLER	Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2021
Peter K. Miller

/s/ KEITH A. GOLDAN	Chief Financial Officer (Principal Finance Officer and Principal Accounting Officer)	March 3, 2021
Keith A. Goldan

/s/ JOSEPH C. SCODARI	Chairman of the Board of Directors	March 3, 2021
Joseph C. Scodari

/s/ WILHELMUS GROENHUYSEN	Director	March 3, 2021
Wilhelmus Groenhuysen

/s/ SANDRA L. HELTON	Director	March 3, 2021
Sandra L. Helton

/s/ TOMAS J. HEYMAN	Director	March 3, 2021
Tomas J. Heyman

/s/ CATHERINE E. OWEN	Director	March 3, 2021
Catherine E. Owen

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of OptiNose, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of OptiNose, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
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
Philadelphia, Pennsylvania
March 3, 2021

OptiNose, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$144,156	$147,144
Accounts receivable, net	23,394	13,643
Inventory	9,042	3,484
Prepaid expenses and other current assets	4,060	3,789
Total current assets	180,652	168,060
Property and equipment, net	2,028	3,052
Other assets	6,133	1,538
Total assets	$188,813	$172,650
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,489	$3,625
Accrued expenses	46,683	32,514
Total current liabilities	52,172	36,139
Long-term debt, net	125,202	74,531
Other liabilities	4,651	397
Total liabilities	182,025	111,067
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2020 and 2019; 52,945,865 and 45,906,162 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	53	46
Additional paid-in capital	534,585	489,565
Accumulated deficit	(527,765)	(427,980)
Accumulated other comprehensive loss	(85)	(48)
Total stockholders' equity	6,788	61,583
Total liabilities and stockholders' equity	$188,813	$172,650

See accompanying notes to consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019
Revenues:
Net product revenues	$48,367	$30,401
Licensing revenues	750	4,230
Total revenues	49,117	34,631
Costs and expenses:
Cost of product sales	7,520	5,294
Research and development	23,378	20,783
Selling, general and administrative	105,438	104,155
Total costs and expenses	136,336	130,232
Loss from operations	(87,219)	(95,601)
Other (income) expense:
Interest income	(426)	(2,359)
Interest expense	13,008	9,623
Foreign currency (gains) losses	(16)	33
Loss on extinguishment of debt	—	7,155
Net loss	$(99,785)	$(110,053)
Net loss per share of common stock, basic and diluted	$(2.07)	$(2.63)
Weighted average common shares outstanding, basic and diluted	48,275,230	41,877,527

See accompanying notes to consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2020	2019
Net loss	$(99,785)	$(110,053)
Other comprehensive loss:
Foreign currency translation adjustment	(37)	9
Comprehensive loss	$(99,822)	$(110,044)

See accompanying notes to consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(in thousands, except share data)

	Stockholders' Equity
	Common Stock		Additional Paid -in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2018	41,227,530	$41	$436,554	$(317,927)	$(57)	$118,611
Stock compensation expense	—	—	9,999	—	—	9,999
Sale of common stock, net of issuance costs	4,250,000	5	38,742	—	—	38,747
Exercise of common stock options	254,335	—	1,038	—	—	1,038
Issuance of common stock under employee stock purchase plan	174,297	—	1,008	—	—	1,008
Issuance of warrants	—	—	2,224	—	—	2,224
Foreign currency translation adjustment	—	—	—	—	9	9
Net loss	—	—	—	(110,053)	—	(110,053)
Balance at December 31, 2019	45,906,162	$46	$489,565	$(427,980)	$(48)	$61,583
Stock compensation expense	—	—	10,284	—	—	10,284
Sale of common stock, net of issuance costs	6,000,000	6	33,395	—	—	33,401
Exercise of common stock options	826,266	1	227	—	—	228
Issuance of common stock under employee stock purchase plan	168,794	—	864	—	—	864
Issuance of common stock in connection with Pharmakon Amendment	44,643	—	250	—	—	250
Foreign currency translation adjustment	—	—	—	—	(37)	(37)
Net loss	—	—	—	(99,785)	—	(99,785)
Balance at December 31, 2020	52,945,865	$53	$534,585	$(527,765)	$(85)	$6,788

See accompanying notes to consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2020	2019
Operating activities:
Net loss	$(99,785)	$(110,053)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,456	1,108
Stock-based compensation	10,349	9,860
Amortization of debt discount and issuance costs	1,193	658
Allowance for doubtful accounts	677	—
Loss on extinguishment of debt	—	7,155
Changes in operating assets and liabilities:
Accounts receivable	(10,427)	(11,333)
Grants and other receivables	175	68
Prepaid expenses and other assets	1,074	(26)
Inventory	(5,428)	3,759
Accounts payable	2,196	(3,856)
Accrued expenses and other liabilities	12,314	11,845
Cash used in operating activities	(86,206)	(90,815)
Investing activities:
Purchases of property and equipment	(546)	(557)
Cash used in investing activities	(546)	(557)
Financing activities:
Proceeds from the sale of common stock	33,600	41,438
Proceeds from long-term debt	54,447	77,596
Proceeds from the issuance of warrants	—	2,404
Proceeds from the issuance of common stock under employee stock purchase plan	865	1,008
Proceeds from the exercise of stock options	228	1,038
Cash paid for financing costs	(883)	(5,776)
Repayment of long-term debt	(4,447)	(80,179)
Cash provided by financing activities	83,810	37,529
Effects of exchange rate changes on cash and cash equivalents	(44)	(3)
Net decrease in cash, cash equivalents and restricted cash	(2,986)	(53,846)
Cash, cash equivalents and restricted cash at beginning of period	147,165	201,011
Cash, cash equivalents and restricted cash at end of period	$144,179	$147,165
Supplemental disclosure of cash flow information:
Cash paid for interest	$11,561	$8,785
Supplemental disclosure of noncash activities:
Fixed asset purchases within accounts payable and accrued expenses	$52	$38
Fair value of common stock issued in connection with Pharmakon amendment	$250	$—
Financing costs within accounts payable and accrued expenses	$65	$483
Recognition of right-of-use assets	$6,174	$2,483
Recognition of lease liabilities	$6,174	$2,959
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
The Company is a specialty pharmaceutical company focused on the development and commercialization of products for patients treated by ear, nose and throat (ENT) and allergy specialists. The Company's first commercial product, XHANCE® (fluticasone propionate) nasal spray, 93 microgram (mcg), is a therapeutic utilizing the Company's proprietary Exhalation Delivery System (EDS) that delivers a topically-acting corticosteroid for the treatment of chronic rhinosinusitis with nasal polyps and, if approved, chronic rhinosinusitis without nasal polyps (also known as chronic sinusitis). XHANCE was approved by the United States (US) Food and Drug Administration (FDA) in September 2017 for the treatment of nasal polyps in patients 18 years of age or older. XHANCE was made widely available through commercial channels in April 2018.
2. Liquidity
Since inception, the Company's operations have focused on organization and staffing, business planning, raising capital, establishing an intellectual property portfolio, conducting preclinical studies and clinical trials, pursuing regulatory approvals and most recently, launching XHANCE in the US. As of December 31, 2020, the Company had cash and cash equivalents of $144,156.
On August 13, 2020, in conjunction with the Offering (see Note 12), the Company entered into a letter agreement (the Pharmakon Letter Agreement) to the Pharmakon Senior Secured Notes. The Pharmakon Letter Agreement provides the Company with the option to issue an additional $20,000 of Pharmakon Senior Secured Notes (the Additional Delayed Draw Notes), subject to the Company achieving XHANCE net sales and royalties for the quarter ended June 30, 2021 of at least $26,000 and certain other conditions.
On March 2, 2021, the Company entered into an amendment to the Pharmakon Senior Secured Notes. The amendment revised certain minimum trailing twelve-month consolidated XHANCE net sales and royalties the Company is required to maintain. As consideration for the amendment, the Company will pay an amendment fee of $1,300 upon the earlier of the prepayment of the Pharmakon Senior Secured Notes or the Maturity Date.
The Company will likely require additional capital in the future secured through equity or debt financings, partnerships, collaborations, or other sources in order to meet its debt service obligations, including repayment, under the Company's outstanding senior secured notes, and to carry out the Company's planned development and commercial activities. The terms of the outstanding senior secured notes, including applicable covenants, are described in Note 9. If additional capital is not obtained when required, the Company may need to delay or curtail its operations until additional funding is received.
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
Customer and supplier concentration
The Company has exposure to credit risk in accounts receivable from sales of product. XHANCE is sold to wholesale pharmaceutical distributors and preferred pharmacy network (PPN) partners, who, in turn, sell XHANCE to pharmacies, hospitals and other customers. Five customers represented approximately 50% of the Company's accounts receivable at December 31, 2020 and five customers represented approximately 44% of the Company's net product sales for the year ended December 31, 2020.
The Company purchases XHANCE and its components from several third-party suppliers and manufacturing partners, certain of which are available through a single source. Although the Company could obtain each of these components from alternative third-party suppliers, it would need to qualify and obtain FDA approval for another supplier as a source for each such component.
Cash and cash equivalents
All highly liquid investments purchased with an original maturity date of three months or less at the date of purchase are considered to be cash equivalents. The Company maintains its cash and cash equivalent balances at foreign and domestic financial institutions. Bank deposits with Norwegian banks are insured up to approximately 2,000 Norwegian krone by the Norwegian Banks' Guarantee Fund. Bank deposits with US banks are insured up to $250 by the Federal Deposits Insurance Corporation. The Company had uninsured cash balances of $141,944 and $145,634 at December 31, 2020 and 2019, respectively.
Restricted cash
As of December 31, 2020 and 2019, the restricted cash balance included in prepaid expenses and other assets was $23 and $21, respectively.
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
At December 31, 2020 and 2019, the Company's financial instruments included cash and cash equivalents, accounts receivable, grants receivable, accounts payable, and accrued expenses. The carrying amounts reported in the Company's financial statements for these instruments approximates their respective fair values because of the short-term nature of these instruments. In addition, at December 31, 2020, the Company believed the carrying value of debt approximates fair value as the interest rates were reflective of the rate the Company could obtain on debt with similar terms and conditions. At December 31, 2020 and 2019, there were no financial assets or liabilities measured at fair value on a recurring basis.
Accounts receivable
Accounts receivable primarily relates to amounts due from customers, which are typically due within 31 to 61 days. The Company analyzes accounts that are past due for collectability. At December 31, 2019, there was no allowance for doubtful accounts deemed necessary. During 2020, the Company recognized an allowance for doubtful accounts for $677 related to a customer subject to credit risk. The accounts receivable balance as of December 31, 2020 on the accompanying balance sheet is net of this $677 allowance as there was no other activity to the allowance during 2020.
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
Property and equipment
Property and equipment is recorded at cost less accumulated depreciation. Significant additions or improvements are capitalized and expenditures for repairs and maintenance are charged to expense as incurred. Gains and losses on disposal of assets are included in the consolidated statements of operations. Depreciation is calculated on a straight-line basis over the estimated useful lives of the respective assets.

OptiNose, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)
The estimated useful lives of property and equipment are as follows:

Computer equipment	2-3 years
Software	3 years
Machinery & production equipment	5-10 years
Furniture & fixtures	3-5 years
Leasehold improvements	Shorter of lease term or useful life
Long lived assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated. Impairment charges are recognized at the amount by which the carrying amount of an asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. The Company did not recognize any impairment or disposition of long-lived assets for the years ended December 31, 2020 and 2019.
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
Licensing Revenues
The Company has license agreements with Inexia Limited (Inexia) and Currax Pharmaceuticals LLC (Currax) (Note 8). These license agreements provide for exclusive licensed rights to certain intellectual property, a non-refundable up-front payment, potential milestone payment(s) and potential royalty payment(s). The Company analyzed the performance obligations under the license agreements, the consideration received to date and the consideration the Company could receive in the future as part of its analysis related to ASC 606. The Company recognized $750 and $4,230 as licensing revenue during the years ended December 31, 2020 and 2019, respectively.
Advertising expenses
The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $15,015 and $18,528 for the years ended December 31, 2020 and 2019, respectively.
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
Income taxes
Income taxes are accounted for under the asset and liability method. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and the expected benefits of net operating loss carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, applied during the period in which temporary differences are expected to be settled, is reflected in the Company's financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on the weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. As of December 31, 2020 and 2019, the Company concluded that a full valuation allowance was necessary for all of its net deferred tax assets. The Company had no amounts recorded for uncertain tax positions, interest or penalties in the accompanying consolidated financial statements.
Net income (loss) per common share
Basic net income (loss) per common share is determined by dividing net income (loss) applicable to common stockholders by the weighted average common shares outstanding during the period. For the years ended December 31, 2020 and 2019, outstanding common stock options and common stock warrants have been excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted net loss per share are the same.
Diluted net loss per common share for the periods presented does not reflect the following potential common shares, as the effect would be antidilutive:

OptiNose, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019
Stock options	6,852,733	7,399,217
Restricted stock units	1,491,589	—
Common stock warrants	810,357	2,677,188
Total	9,154,679	10,076,405
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
In August 2018, the FASB issued ASU No. 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.  ASU 2018-15 requires that certain implementation costs incurred in a cloud computing arrangement be deferred and recognized over the term of the arrangement. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, and early adoption is permitted. The Company adopted ASU 2018-15 on January 1, 2020. The implementation did not have a material effect on the Company’s results of operations, financial position and cash flows and related disclosures.
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

4. Inventory
Inventory consisted of the following:

	December 31,
	2020	2019
Raw materials	$2,669	$1,227
Work-in-process	2,676	676
Finished goods	3,697	1,581
Total inventory	$9,042	$3,484

OptiNose, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
5. Property and Equipment
Property and equipment, net, consisted of:

	December 31,
	2020	2019
Computer equipment and software	$1,128	$1,112
Furniture and fixtures	366	366
Machinery and equipment	3,440	3,142
Leasehold improvements	609	609
Construction in process	271	70
	5,814	5,299
Less: accumulated depreciation	(3,786)	(2,247)
	$2,028	$3,052
Depreciation expense was $1,454 and $1,106 for the years ended December 31, 2020 and 2019, respectively. In addition, depreciation expense of $459 and $6 was charged to inventory and prepaid expenses and other assets, respectively, as of December 31, 2020, which represents depreciation expense related to equipment involved in the manufacturing process.
6. Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) to require the recognition of lease assets and liabilities on the balance sheet of lessees. The Company implemented ASU 2016-02 as of January 1, 2019 using the optional modified retrospective transition method and elected the following transition practical expedients: (i) to not reassess lease identification, lease classification and initial indirect costs related to those leases entered into prior to the adoption of ASC 842; and (ii) to not separate lease and non-lease components for its office lease portfolio. As of the implementation date, all of the Company's leases were operating leases and its total operating lease assets and liabilities were $2,411 and $2,887, respectively.
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
The table below presents the operating lease assets and liabilities recognized on the Company's consolidated balance sheets:

	Balance Sheet Line Item	December 31, 2020	December 31, 2019
Non-current operating lease assets	Other assets	$5,978	$1,386
Operating lease liabilities:
Current operating lease liabilities	Accrued expenses and other current liabilities	2,108	1,135
Non-current operating lease liabilities	Other liabilities	4,161	397
Total operating lease liabilities		$6,269	$1,532
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

OptiNose, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
The Company's weighted average remaining lease term and weighted average discount rate for operating leases as of December 31, 2020 are:

December 31, 2020
Weighted average remaining lease term (years)	2.99
Weighted average discount rate	5.82%
The table below reconciles the undiscounted future minimum lease payments (displayed in aggregate by year) under non-cancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the consolidated balance sheets as of December 31, 2020:

December 31, 2020
2021	$2,408
2022	2,224
2023	1,774
Thereafter	420
Total undiscounted future minimum lease payments	6,826
Less: difference between undiscounted lease payments and discounted operating lease liabilities	557
Total operating lease liabilities	$6,269
No operating lease payments include options to extend lease terms that are reasonably certain of being exercised for the year ended December 31, 2020.
Operating lease costs were $2,770 and $2,154 for the years ended December 31, 2020 and 2019, respectively. Operating lease costs are included within selling, general and administrative expenses on the consolidated statements of operations.
Cash paid for amounts included in the measurement of operating lease liabilities were $857 and $1,589 for the years ended December 31, 2020 and 2019, respectively. This amount is included in operating activities in the consolidated statements of cash flows.
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of:

	December 31,
	2020	2019
Accrued expenses:
Product revenue allowances	20,917	12,858
Selling, general and administrative expenses	7,385	5,544
Research and development expenses	5,202	3,379
Payroll expenses	9,063	7,810
Other	2,008	1,788
Total accrued expenses	44,575	31,379
Other current liabilities:
Lease liability	$2,108	$1,135
Total other current liabilities	2,108	1,135
Total accrued expenses and other current liabilities	$46,683	$32,514

OptiNose, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
8. License Agreements
Currax License Agreement
On September 25, 2019, OptiNose AS entered into a license agreement (the Currax License Agreement) with Currax pursuant to which the Company granted Currax an exclusive license to certain intellectual property for the commercialization of Onzetra Xsail in the US, Canada and Mexico.
Under the terms of the Currax License Agreement, Currax paid the Company an upfront payment of $3,730, which was recognized as license revenue during the year ended December 31, 2019. On December 29, 2020, the Company received an additional $750 upon the expiration of the escrow that was established for a limited period to cover potential indemnification obligations. In addition, in January 2021 the specified regulatory milestone was met and the Company received a $1,000 milestone payment. The Company does not expect to receive any further payments from Currax under the terms of the License Agreement other than reimbursement for certain expenses.
Inexia License Agreement
On January 31, 2019, OptiNose AS entered into a license agreement (the Inexia License Agreement) with Inexia pursuant to which the Company granted Inexia an exclusive worldwide license to certain intellectual property for the development and commercialization of products containing orexin receptor agonist and/or orexin receptor positive modulator molecules for the treatment, diagnosis or prevention of human diseases or conditions associated primarily with orexin receptor agonism and orexin receptor positive modulation.
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
On September 12, 2019 (the Closing Date), the Company terminated the Athyrium Senior Secured Notes and entered into a Note Purchase Agreement (the Pharmakon Senior Secured Notes) with funds managed by Pharmakon Advisors, LP (Pharmakon), the investment manager of the BioPharma Credit funds (BioPharma). The Pharmakon Senior Secured Notes provide the Company with up to $150,000 in debt financing, of which $80,000 was issued on the Closing Date, $30,000 was issued on February 13, 2020 (the First Delayed Draw Notes) after achieving the $9,000 XHANCE net sales and royalties threshold for the quarter ended December 31, 2019 and $20,000 was issued on December 1, 2020 after achieving the $14,500 XHANCE net sales and royalties threshold for the quarter ended September 30, 2020.
On August 13, 2020, in conjunction with the Offering (Note 12), the Company entered into a letter agreement (the Pharmakon Letter Agreement) to the Pharmakon Senior Secured Notes. The Pharmakon Letter Agreement provides the Company with the option to issue an additional $20,000 of Pharmakon Senior Secured Notes, subject to the Company achieving XHANCE net sales and royalties for the quarter ended June 30, 2021 of at least $26,000 and certain other conditions. As consideration for the Pharmakon Letter Agreement, the Company issued 44,643 shares

OptiNose, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
of Common Stock to Pharmakon. The aggregate fair value of $250 was recorded as debt issuance costs and is being amortized to interest expense over the term of the Pharmakon Senior Secured Notes.
On March 2, 2021, the Company entered into an amendment to the Pharmakon Senior Secured Notes. The amendment revised certain minimum trailing twelve-month consolidated XHANCE net sales and royalties the Company is required to maintain. As consideration for the amendment, the Company will pay an amendment fee of $1,300 upon the earlier of the prepayment of the Pharmakon Senior Secured Notes or the Maturity Date.
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
The Pharmakon Senior Secured Notes are secured by a pledge of substantially all of the Company's assets and contains affirmative and negative covenants customary for financings of this type, including limitations on the Company’s and its subsidiaries’ ability, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, grant certain licenses related to the Company's products, technology and other intellectual property, pay dividends and distributions, repay junior indebtedness and enter into affiliate transactions, in each case, subject to certain exceptions. In addition, the Pharmakon Senior Secured Notes contain financial covenants requiring the Company to maintain at all times certain minimum trailing twelve-month consolidated XHANCE net sales and royalties, tested on a quarterly basis, and at least $30,000 of cash and cash equivalents. As of December 31, 2020, the Company was in compliance with the covenants.
The Note Purchase Agreement also includes events of default customary for financings of this type, in certain cases subject to customary periods to cure, following which BioPharma may accelerate all amounts outstanding under the notes.
In conjunction with Athyrium senior secured note termination, all outstanding amounts under such notes were repaid in full, and all security interests and other liens granted to or held by Athyrium were terminated and released. At the time of termination, the Company paid Athyrium (i) accrued and unpaid interest since June 18, 2019 of $2,049, (ii) an exit fee of 2% of the aggregate principal amount of the notes outstanding under the Athyrium note purchase agreement, and (iii) a prepayment fee due under the Athyrium note purchase agreement of $3,669. As a result, the Company recorded a loss on extinguishment of $7,155.

OptiNose, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
The Company recorded interest expense of $13,008 and $9,623 during the years ended December 31, 2020 and 2019, respectively, in conjunction with both the Athyrium senior secured notes and the Pharmakon Senior Secured Notes. Interest expense included total coupon interest, and the amortization of exit fees, front end fees and the amortization of debt issuance costs.
The long-term debt balance is comprised of the following:

	December 31,
	2020	2019
Face amount	$130,000	$80,000
Front end fees	(855)	(1,030)
Debt issuance costs	(3,943)	(4,439)
	$125,202	$74,531

10. Employee Benefit Plans
The Company maintains a defined contribution 401(k) retirement plan, which covers all eligible US employees. Employees are eligible to participate in the plan on the first of the month following their date of hire. Under the 401(k) retirement plan, participating employees may defer up to 100% of their pre-tax salary, but not more than statutory limits. The Company matches 100% of the first 3% of participating employee contributions and 50% of the next 2% of participating employee contributions, subject to applicable IRC limits. The Company incurred costs of $1,466 and $1,238 related to the Company match applicable to employee contributions for the years ended December 31, 2020 and 2019, respectively. The Company's contributions are made in cash. The Company's common stock is not currently an investment option available to participants in the 401(k) retirement plan. As of December 31, 2020, approximately $281 was recorded in accrued expenses related to the Company match.
For Norway employees, the Company maintains a defined contribution pension plan which meets the statutory requirements. The Company maintained a defined contribution pension plan for former UK employees through August 5, 2020. The Company incurred costs of $18 and $19 related to the pension plans for the years ended December 31, 2020 and 2019, respectively.

11. Commitments and Contingencies
Purchase commitments
As of December 31, 2020, the Company had no material outstanding non-cancellable purchase commitments related to inventory and other goods and services, including pre-commercial manufacturing scale-up and sales and marketing activities.
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
Litigation
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. The Company is not currently a party to any material pending legal proceedings.

OptiNose, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
12. Stockholders' Equity
Common stock
On November 25, 2019, the Company and certain of its stockholders closed the offering of 5,500,000 shares of Company Common Stock (Common Stock) at a price of $9.75 per share (the 2019 Offering). The 2019 Offering consisted of 4,250,000 shares of Common Stock sold by the Company and 1,250,000 shares of Common Stock sold by certain stockholders. As a result of the 2019 Offering, the Company received $38,747 in net proceeds, after deducting discounts and commissions of $2,383 and offering expenses of approximately $308 payable by the Company.

On August 18, 2020, the Company closed an underwritten public offering (the 2020 Offering) of 6,000,000 shares of Common Stock at a price of $5.60 per share. As a result of the 2020 Offering, the Company received $33,401 in net proceeds, after deducting offering expenses of approximately $199 payable by the Company.
On August 13, 2020, in conjunction with the 2020 Offering, the Company entered into a letter agreement to the Pharmakon Senior Secured Notes (the Pharmakon Letter Agreement). As consideration for the Pharmakon Letter Agreement, the Company issued 44,643 shares of Common Stock to Pharmakon. The aggregate fair value of $250 was recorded as debt issuance costs and is being amortized to interest expense over the term of the Pharmakon Senior Secured Notes.
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Subject to preferences that may apply to any outstanding preferred stock, holders of common stock are entitled to receive ratably any dividends that the Company’s board of directors may declare out of funds legally available for that purpose on a non-cumulative basis. No dividends had been declared through December 31, 2020.
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
The grant date fair value of the warrants issued in connection with the Pharmakon Senior Secured Notes was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

Risk free interest rate	1.67%
Expected term (in years)	3
Expected volatility	65.10%
Annual dividend yield	0.00%
Fair value of common stock	$6.72

As of December 31, 2020, the Company had the following warrants outstanding to purchase shares of Common Stock:

Number of Shares	Exercise Price Per Share	Expiration Date
810,357	$6.72	September 12, 2022
On November 1, 2020, 1,866,831 warrants outstanding to purchase shares of Common Stock expired.

OptiNose, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
13. Stock-based Compensation
The Company issues stock-based awards pursuant to its 2010 Stock Incentive Plan. Effective as of October 12, 2017, the Company's 2010 Stock Incentive Plan was amended and restated (A&R Plan). The A&R Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, deferred stock units, performance shares, stock appreciation rights and other equity-based awards. The Company's employees, officers, directors and other persons are eligible to receive awards under the A&R Plan. As of December 31, 2020, 11,891,894 shares of the Company's common stock were authorized to be issued under the A&R Plan, and 1,455,648 shares were reserved for future awards under the A&R Plan. The number of shares of the Company's common stock authorized under the A&R Plan will automatically increase on January 1st of each year until the expiration of the A&R Plan, in an amount equal to four percent of the total number of shares of the Company's common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the Company's board of directors or compensation committee to determine a lesser number of shares shall be added for such year.
The amount, terms of grants, and exercisability provisions are determined and set by the Company's board of directors or compensation committee. The Company measures employee stock-based awards at grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the award. Stock-based awards issued to non-employees are revalued until the award vests.
Stock options
The Company has issued service-based and performance-based stock options that generally have a contractual life of up to 10 years and may be exercisable in cash or as otherwise determined by the board of directors. Vesting generally occurs over a period of not greater than four years. Performance-based options may vest upon the achievement of certain milestones in connection with the Company's development programs. Additionally, the Company has issued stock options in excess of the fair market value of Common Stock on the issuance date that were only exercisable upon a change in control or upon or after an initial public offering. As of December 31, 2020, all of the performance conditions related to performance-based stock options issued by the Company have been achieved.
The following table summarizes the activity related to stock option grants to employees and nonemployees for the years ended December 31, 2020:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life
Outstanding at December 31, 2019	7,399,217	$9.81	6.37
Granted	1,369,089	5.57
Exercised	(1,249,210)	1.67
Expired	(750)	10.70
Forfeited	(665,613)	10.95
Outstanding at December 31, 2020	6,852,733	$10.34	6.84
Exercisable at December 31, 2020	4,346,008	$11.65	5.88
Vested and expected to vest at December 31, 2020	6,852,733	$10.34	6.84

During the year ended December 31, 2020, stock options to purchase 1,369,089 shares of common stock were granted to employees that generally vest over four years. The options had an estimated weighted average grant date fair value of $4.48. The grant date fair value of each option grant was estimated at the time of grant using the Black-Scholes option-pricing model.

The total aggregate intrinsic value of stock options exercised during the years ended December 31, 2020 and 2019 was $3,520 and $1,005, respectively. The aggregate intrinsic value of stock options outstanding and stock options exercisable as of December 31, 2020 was $648 and $635, respectively. At December 31, 2020, the unrecognized

OptiNose, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
compensation cost related to unvested stock options expected to vest was $11,762. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 2.0 years.
Included in the table above are 125,000 options granted outside the A&R Plan. The grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).
Restricted stock units
The Company has issued service-based and performance-based restricted stock units (RSUs). Vesting generally occurs over a period not greater than four years. Vesting of the performance-based RSUs is subject to the achievement of certain milestones in connection with the Company's development programs.
The following table summarizes the activity related to RSUs granted to employees for the year ended December 31, 2020:

Shares
Balance at December 31, 2019	—
Granted	1,542,172
Vested and settled	—
Expired/forfeited/canceled	(50,583)
Balance at December 31, 2020	1,491,589
Expected to vest at December 31, 2020	1,491,589
During the year ended December 31, 2020, the Company granted 1,542,172 RSUs at a weighted-average grant date fair value of $5.27, of which 970,119 were service-based RSUs and 572,053 were performance-based RSUs. As of December 31, 2020, the milestones associated with the performance based-RSUs were not probable of achievement, and accordingly, no stock-based compensation expense has been recognized to date for these awards. At December 31, 2020, the unrecognized compensation cost related to unvested service-based RSUs expected to vest was $3,858, to be recognized over an estimated weighted-average amortization period of 3.20 years. The unrecognized compensation cost related to unvested performance-based RSUs was $3,095, which will be recognized commencing in the period in which the performance condition is deemed probable of achievement over the remaining service period.
Included in the table above are 60,000 RSUs granted outside the A&R Plan. The grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).

2017 Employee Stock Purchase Plan
The Company's 2017 Employee Stock Purchase Plan (the 2017 Plan) became effective on October 12, 2017. As of December 31, 2020, 934,695 shares of the Company's common stock were authorized to be issued pursuant to purchase rights granted to its employees or to employees of any of its participating affiliates under the 2017 Plan. 538,467 shares of the Company's common stock were reserved for future issuance under the 2017 Plan. The number of shares of the Company's common stock that may be issued pursuant to rights granted under the 2017 Plan shall automatically increase on January 1st of each year until the expiration of the 2017 Plan, in an amount equal to one percent of the total number of shares of the Company's common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors or compensation committee to determine a lesser number of shares shall be added for such year.
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

OptiNose, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
Payroll withholdings accumulate during the following six month offering periods each calendar year while the Purchase Plan is effective:
•January 1 through June 30, and
•July 1 through December 31.
At the end of each offering period, shares of the Company’s common stock may be purchased at 85% of the lesser of the average of the high and low sales price of the Company’s common stock on (i) the first trading day of the relevant offering period and (ii) the last trading day of the relevant offering period (or, if the relevant offering period has multiple purchase periods, the last trading day of the relevant purchase period). In accordance with the guidance in ASC 718-50 – Compensation – Stock Compensation, the ability to purchase shares of the Company’s common stock at the lower of the price on the first day of the offering period or the last day of the offering period (i.e. the purchase date) represents an option and, therefore, the 2017 Plan is a compensatory plan under this guidance. Accordingly, stock-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black-Scholes option-pricing model and is recognized over the requisite service period of the option. The Company has recognized stock-based compensation expense of $480 and $405 during the years ended December 31, 2020 and 2019, respectively, related to the 2017 Plan.
Stock-based compensation expense
The Company recorded stock-based compensation expense in the following expense categories of its accompanying consolidated statements of operations for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Cost of product sales	$129	$103
Research and development	1,241	1,062
Selling, general and administrative	8,979	8,695
Total stock-based compensation expense	$10,349	$9,860
In addition, stock-based compensation expense of $109 and $1 was charged to inventory and prepaid expenses and other assets, respectively, during the year ended December 31, 2020, which represents the total stock-based compensation expense incurred related to employees involved in the manufacturing process of finished goods and samples during the period.
The Company utilized the Black-Scholes valuation model for estimating the fair value of stock options shares issued under the 2017 Plan. The Company calculated the fair value of each option grant and the shares issued under the 2017 Plan on the respective dates of grant using the following weighted average assumptions:

	December 31, 2020
	2010 A&R Stock Incentive Plan	2017 Employee Stock Purchase Plan
Risk free interest rate	0.70%	0.96%
Expected term (in years)	6.03	0.50
Expected volatility	68.96%	84.56%
Annual dividend yield	0.00%	0.00%
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
14. Income Taxes
Income taxes are based on the following book income (loss) before income tax expense:

	Year Ended December 31,
	2020	2019
Domestic operations	$(93,849)	$(103,109)
Foreign operations	(5,936)	(6,944)
Loss before provision for income taxes	$(99,785)	$(110,053)
A reconciliation of income tax expense (benefit) at the US federal statutory income tax rate and the income tax provision in the financial statements is as follows:

	Year Ended December 31,
	2020	2019
Income tax expense at statutory rate	21.0%	21.0%
Permanent items	0.3	(0.8)
Foreign rate differential	0.1	—
Impact of foreign operations	—	—
State taxes, net of federal benefit	4.7	3.0
Tax rate changes	0.1	—
Foreign exchange and other	(0.2)	0.7
Change in valuation allowance	(26.0)	(23.9)
Effective income tax rate	0.0%	0.0%

OptiNose, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
The principal components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2020	2019
Deferred tax assets:
Accrued expenses and other	$5,062	$3,979
Prepaid licensing arrangement	10,251	11,154
Interest expense	7,141	4,469
Stock compensation	6,819	5,468
Lease liability	1,551	370
Research and development credits	2,485	2,485
Net operating losses	73,278	51,644
Total deferred tax assets	106,587	79,569
Deferred tax liabilities:
Fixed assets, including leases	(220)	(330)
Right-to-use asset	(1,479)	(300)
Total deferred tax liabilities:	(1,699)	(630)
Less: Valuation allowance	(104,888)	(78,939)
Total net deferred tax assets (liabilities)	$—	$—

As of December 31, 2020, the Company had foreign net operating loss (NOL) carry forwards of $60,945 primarily from its operations in Norway. As of December 31, 2020, the Company had federal and state NOLs of $241,408 and $172,062, respectively. These domestic NOL carry forwards may be subject to an annual limitation in the event of cumulative changes in the ownership interests of significant stockholders over a three-year period in excess of 50%. This could limit the amount of NOLs that the Company can utilize annually to offset future domestic taxable income, if any. The amount of the annual limitation, if any, will be determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The federal NOLs generated after 2017 have an indefinite carry forward period. The federal NOLs generated prior to 2018 will expire from 2030 through 2037. Some state NOLs will not expire while other state NOLs expire over various periods depending on the rules of the jurisdiction in which they were generated. The earliest state NOL expiration is in 2028.
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
The company also has federal and state R&D credit carryforwards of $2,517 which can be carried forward for 15 years beginning to expire in 2026.

OptiNose, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
ASC 740 requires the establishment of a valuation allowance to reduce deferred tax assets if, based on the weight of the available positive and negative evidence it is more likely than not that all or a portion of the deferred tax assets will not be realized. There is insufficient positive evidence to overcome the negative evidence attributable to the Company’s cumulative operating losses. Consequently, the Company established a full valuation allowance against its net deferred tax assets at December 31, 2020 and 2019, respectively, because the Company’s management was unable to conclude that it is more likely than not that these assets will be fully realized. The Company had a net increase in its valuation allowance of $25,949 during the year ended December 31, 2020.
The Company files income tax returns in Norway, the UK, the US, and various states. The Company is subject to examination by federal, state and foreign jurisdictions. The Company’s tax years in the US are open under statute from inception to present. All open years may be examined to the extent that tax credits or net operating loss carry forwards are used in future periods.
The Company’s policy is to record interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2020, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted into law in response to the COVID-19 pandemic. The CARES Act contains income tax provisions, such an enhanced interest deductibility, repeal of the 80% limitation with respect to net operating losses arising in taxable years 2018-2020, and additional depreciation deductions related to qualified improvement property. The Company has concluded the analysis of these provisions as of year-end and the CARES Act did not have a material impact on the Company’s income taxes for 2020.
On December 27, 2020, the Consolidated Appropriations Act, 2021 (CAA) was signed into law. Along with providing funding for normal government operations ($1.4 trillion), this bill provides for additional COVID-19 focused relief ($900 billion). The CAA extends certain provisions of the CARES Act, provides additional funding for others and contains new relief provisions. The company CAA did not have a material impact on the Company’s income taxes for 2020.
15. Related-party Transactions
The Company is party to various services agreements with Blink Health Ltd. (Blink). Blink is part of the OptiNose PPN that provides patient support services, such as patient intake, benefit investigation, prior authorizations support, copay support, and patient assistance. In addition, Blink maintains a network of pharmacy providers to dispense XHANCE directly to patients. Mr. William Doyle, a member of the Company's board of directors in 2020, serves as Executive Chairman of Blink Health Ltd. As of the close of the regularly scheduled Board meeting held on December 11, 2020, Mr. Doyle resigned from the Company's board of directors.
During the year ended December 31, 2020, the Company paid Blink $263 for these services. Additionally, during the year ended December 31, 2020, the Company paid amounts to Blink to fund its copay assistance program, which amounts are held by Blink on behalf of the Company to reduce the cost of XHANCE to patients using the copay assistance program.
16. Subsequent Events
On January 18, 2020, the Company received a $1,000 milestone payment from Currax based on the achievement of a specified regulatory milestone as part of the Currax License Agreement (Note 8).
On March 2, 2021, the Company entered into an amendment to the Pharmakon Senior Secured Notes (Note 9). The amendment revised certain minimum trailing twelve-month consolidated XHANCE net sales and royalties the Company is required to maintain. As consideration for the amendment, the Company will pay an amendment fee of $1,300 upon the earlier of the prepayment of the Pharmakon Senior Secured Notes or the Maturity Date.