Form 10-Q
period 2021-06-30
OptiNose, Inc.
filed 2021-08-11
CIK 1494650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares of the registrant's common stock outstanding at July 30, 2021 was 53,309,012 shares.

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
▪potential for direct-to-consumer (DTC) advertising to be a future driver of XHANCE prescription growth;
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
▪our expectation that average net product revenues per prescription for the full year of 2021 will exceed $200 and the factors supporting such growth;
▪our expectation that our total GAAP operating expenses in 2021 will be between $137.0 million and $142.0 million and that our non-cash stock-based compensation expense will be approximately $10.0 million;
▪our expectation that top-line results will be available from the first of our two ongoing Phase 3b chronic sinusitis clinical trials in the first quarter of 2022 and that we expect to complete subject enrollment in the second clinical trial in the fourth quarter of 2021 with top-line results available in second quarter of 2022;
▪our belief that, based on the results of blinded interim analyses and our assumptions and estimates relating to the trial, the initial targeted statistical power will be achieved with the approximately 330 patients currently enrolled in our first chronic sinusitis trial;
▪our belief that existing cash and cash equivalents will be sufficient to maintain the minimum cash balance required under our debt facility and to fund our operations for at least the next twelve months from the filing date of this Form 10-Q;
▪our expectation that the research and development costs associated with the conduct of our current chronic sinusitis clinical trials will significantly decrease;
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

PART I

ITEM 1. FINANCIAL STATEMENTS
OptiNose, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$93,916	$144,156
Accounts receivable, net	20,715	23,394
Inventory	13,303	9,042
Prepaid expenses and other current assets	4,660	4,060
Total current assets	132,594	180,652
Property and equipment, net	1,685	2,028
Other assets	5,236	6,133
Total assets	$139,515	$188,813
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$3,471	$5,489
Accrued expenses and other current liabilities	43,327	46,683
Total current liabilities	46,798	52,172
Long-term debt, net	126,043	125,202
Other liabilities	3,747	4,651
Total liabilities	176,588	182,025
Stockholders' equity (deficit):
Common stock, $0.001 par value; 200,000,000 shares authorized at June 30, 2021 and December 31, 2020; 53,285,133 and 52,945,865 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	53	53
Additional paid-in capital	540,277	534,585
Accumulated deficit	(577,320)	(527,765)
Accumulated other comprehensive loss	(83)	(85)
Total stockholders' equity (deficit)	(37,073)	6,788
Total liabilities and stockholders' equity (deficit)	$139,515	$188,813

See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2021 and 2020
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Net product revenues	$18,357	$10,272	$29,317	$17,334
Licensing revenues	—	—	1,000	—
Total revenues	18,357	10,272	30,317	17,334
Costs and expenses:
Cost of product sales	2,425	1,700	4,165	3,056
Research and development	8,179	5,474	13,404	10,406
Selling, general and administrative	27,308	25,697	54,493	52,757
Total operating expenses	37,912	32,871	72,062	66,219
Loss from operations	(19,555)	(22,599)	(41,745)	(48,885)
Other (income) expense:
Interest income	(12)	(33)	(33)	(365)
Interest expense	4,012	3,293	7,888	6,156
Foreign currency (gains) losses	14	(7)	22	32
Gain on sale of equipment	$(67)	$—	$(67)	$—
Net loss	$(23,502)	$(25,852)	$(49,555)	$(54,708)
Net loss per share of common stock, basic and diluted	$(0.44)	$(0.56)	$(0.93)	$(1.19)
Weighted average common shares outstanding, basic and diluted	53,120,574	45,908,104	53,059,492	45,907,133
See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Comprehensive Loss
For the Three and Six Months Ended June 30, 2021 and 2020
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(23,502)	$(25,852)	$(49,555)	$(54,708)
Other comprehensive loss:
Foreign currency translation adjustment	—	(5)	2	(30)
Comprehensive loss	$(23,502)	$(25,857)	$(49,553)	$(54,738)
See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
(in thousands, except share data)

Six Months Ended June 30, 2021
	Stockholders' Equity (Deficit)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2020	52,945,865	$53	$534,585	$(527,765)	$(85)	$6,788
Stock compensation expense	—	—	2,596	—	—	2,596
Vesting of restricted stock units	166,709	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	2	2
Net loss	—	—	—	(26,053)	—	(26,053)
Balance at March 31, 2021	53,112,574	$53	$537,181	$(553,818)	$(83)	$(16,667)
Stock compensation expense	—	—	2,729	—	—	2,729
Vesting of restricted stock units	37,034	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	135,525	—	367	—	—	367
Foreign currency translation adjustment	—	—	—	—	—	—
Net loss	—	—	—	(23,502)	—	(23,502)
Balance at June 30, 2021	53,285,133	$53	$540,277	$(577,320)	$(83)	$(37,073)

Six Months Ended June 30, 2020
	Stockholders' Equity (Deficit)
	Common Stock			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Shares		Amount
Balance at December 31, 2019	45,906,162	45906162	$46	$489,565	$(427,980)	$(48)	$61,583
Stock compensation expense	—		—	2,429	—	—	2,429
Foreign currency translation adjustment	—		—	—	—	(25)	(25)
Net loss	—		—	—	(28,856)	—	(28,856)
Balance at March 31, 2020	45,906,162		$46	$491,994	$(456,836)	$(73)	$35,131
Stock compensation expense	—		—	2,748	—	—	2,748
Exercise of common stock options	15,806		—	71	—	—	71
Issuance of common stock under employee stock purchase plan	70,305		—	516	—	—	516
Foreign currency translation adjustment	—		—	—	—	(5)	(5)
Net loss	—		—	—	(25,852)	—	(25,852)
Balance at June 30, 2020	45,992,273		$46	$495,329	$(482,688)	$(78)	$12,609

See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2021 and 2020
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net loss	$(49,555)	$(54,708)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	324	563
Stock-based compensation	5,343	5,232
Amortization of debt discount and issuance costs	861	570
Gain on sale of property and equipment	(67)	—
Changes in operating assets and liabilities:
Accounts receivable	2,679	(453)
Grants and other receivables	—	—
Prepaid expenses and other assets	451	1,244
Inventory	(4,218)	(2,620)
Accounts payable	(1,900)	253
Accrued expenses and other liabilities	(4,436)	(1,599)
Cash used in operating activities	(50,518)	(51,518)
Investing activities:
Purchases of property and equipment	(115)	(309)
Proceeds from sale of property and equipment	105	—
Cash used in investing activities	(10)	(309)
Financing activities:
Proceeds from long-term debt	—	34,447
Repayment of long-term debt	—	(4,447)
Cash paid for financing costs	(91)	(637)
Proceeds from issuance of common stock under employee stock purchase plan	367	516
Proceeds from the exercise of stock options	—	71
Cash provided by financing activities	276	29,950
Effects of exchange rate changes on cash and cash equivalents	—	(9)
Net decrease in cash, cash equivalents and restricted cash	(50,252)	(21,886)
Cash, cash equivalents and restricted cash at beginning of period	144,179	147,165
Cash, cash equivalents and restricted cash at end of period	$93,927	$125,279
Supplemental disclosure of noncash activities:
Fixed asset purchases within accounts payable and accrued expenses	$23	$82
Recognition of right-of-use assets	$157	$742
Recognition of lease liabilities	$157	$742
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
2. Liquidity
Since inception, the Company's operations have focused on organization and staffing, business planning, raising capital, establishing an intellectual property portfolio, conducting preclinical studies and clinical trials, pursuing regulatory approvals and most recently, commercializing XHANCE in the US. As of June 30, 2021, the Company had cash and cash equivalents of $93,916.
The Company will likely require additional capital in the future, secured through equity or debt financings, partnerships, collaborations, or other sources, in order to meet its debt service obligations, including repayment, under the Company's outstanding senior secured notes, and to carry out the Company's planned development and commercial activities. The terms of the outstanding senior secured notes, including applicable covenants, are described in Note 8. If additional capital is not secured when required, the Company may need to delay or curtail its operations until additional funding is received.
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
In the opinion of management, the accompanying unaudited interim financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the financial statements) considered necessary to present fairly the Company's financial position as of June 30, 2021 and its results of operations for the three and six months ended June 30, 2021 and 2020 and cash flows for the six months ended June 30, 2021 and 2020. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The unaudited interim financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2020 contained in the Company’s annual report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 3, 2021.

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
Customer and supplier concentration
XHANCE is sold to wholesale pharmaceutical distributors and Preferred Pharmacy Network (PPN) partners, who, in turn, sell XHANCE to pharmacies, hospitals and other customers. Five customers represented approximately 44% of the Company's accounts receivable at June 30, 2021 and five customers represented approximately 31% of the Company's net product sales for the three and six months ended June 30, 2021.
The Company purchases XHANCE and its components from several third-party suppliers and manufacturing partners, certain of which are available through a single source. Although the Company could obtain each of these components from alternative third-party suppliers, it would need to qualify and obtain FDA approval for another supplier as a source for each such component.
Fair value of financial instruments
At June 30, 2021 and December 31, 2020, the Company's financial instruments included cash and cash equivalents, accounts receivable, grants receivable, accounts payable and accrued expenses. The carrying amounts reported in the Company's financial statements for these instruments approximate their respective fair values because of the short-term nature of these instruments. In addition, the Company believes that at June 30, 2021, the carrying value of long-term debt approximated fair value as the interest rates are reflective of the rate the Company could obtain on debt with similar terms and conditions. At June 30, 2021 and December 31, 2020, there were no financial assets or liabilities measured at fair value on a recurring basis.
Restricted cash
As of June 30, 2021 and December 31, 2020, the restricted cash balance included in prepaid expenses and other assets was $11 and $23, respectively.
Net product revenues
The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (ASC 606), which the Company adopted on January 1, 2018. The Company recognizes revenue from XHANCE sales at the point customers obtain control of the product, which generally occurs upon delivery. The transaction price that is recognized as revenue for products includes an estimate of variable consideration. The Company’s estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of its anticipated performance and all information (historical, current and forecasted) that is reasonably available. The components of the Company’s variable consideration include the following:

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
Licensing revenues
The Company has license agreements with Inexia Limited (Inexia) and Currax Pharmaceuticals LLC (Currax). These license agreements provide for exclusive licensed rights to certain intellectual property, a non-refundable up-front payment, potential milestone payment(s) and potential royalty payment(s). The Company analyzed the performance obligations under the license agreements, the consideration received to date and the consideration the Company could receive in the future as part of its analysis related to ASC 606. The Company recognized $1,000 as licensing revenue from Currax during the six months ended June 30, 2021 and is not eligible to receive any further payments under the Currax license agreement other than reimbursement for certain expenses.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)
Net income (loss) per common share
Basic net income (loss) per common share is determined by dividing net income (loss) applicable to Company common stock (Common Stock) holders by the weighted average common shares outstanding during the period. For the three and six months ended June 30, 2021 and 2020, the outstanding Common Stock options, Common Stock warrants and shares to be issued under the Company's 2017 Employee Stock Purchase Plan have been excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted net loss per share are the same.
Diluted net loss per common share for the periods presented do not reflect the following potential common shares, as the effect would be antidilutive:

	June 30,
	2021	2020
Stock options	7,980,424	8,385,831
Restricted stock units	2,198,766	1,274,354
Common stock warrants	810,357	2,677,188
Total	10,989,547	12,337,373
Income taxes
In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the three and six months ended June 30, 2021 and 2020, the Company recorded no tax expense or benefit due to the expected current year loss and its historical losses. As of June 30, 2021 and December 31, 2020, the Company concluded that a full valuation allowance would be necessary for all of its net deferred tax assets. The Company had no amounts recorded for uncertain tax positions, interest or penalties in the accompanying consolidated financial statements.
Recent accounting pronouncements
In July 2021, the FASB issued ASU No. 2021-05, Leases (Topic 842): Lessors—Certain leases with variable payments. ASU No. 2021-05 is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. The Company is currently evaluating the potential impact of the adoption of this standard on its results of operations, financial position and cash flows and related disclosures.
In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU No. 2021-04 requires that issuers clarify and reduce diversity in accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after the modification or exchange. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. The Company is currently evaluating the potential impact of the adoption of this standard on its results of operations, financial position and cash flows and related disclosures.
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
4. Inventory
Inventory consisted of the following:

	June 30, 2021	December 31, 2020
Raw materials	$3,336	$2,669
Work-in-process	3,500	2,676
Finished goods	6,467	3,697
Total inventory	$13,303	$9,042
Inventories are stated at the lower of cost or net realizable value, as determined on a first-in, first-out, basis.
5. Property and Equipment
Property and equipment, net, consisted of the following:

	June 30, 2021	December 31, 2020
Computer equipment and software	$1,144	$1,128
Furniture and fixtures	366	366
Machinery and equipment	3,266	3,440
Leasehold improvements	609	609
Construction in process	216	271
	5,601	5,814
Less: accumulated depreciation	(3,916)	(3,786)
	$1,685	$2,028
Depreciation expense was $119 and $254 for the three months ended June 30, 2021 and 2020, respectively. Depreciation expense was $323 and $562 for the six months ended June 30, 2021 and 2020, respectively. In addition, depreciation expense of $520 and $16 was charged to inventory and prepaid expenses and other assets, respectively, as of June 30, 2021, which represents depreciation expense related to equipment involved in the manufacturing process.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of:

	June 30, 2021	December 31, 2020
Accrued expenses:
Selling, general and administrative expenses	$7,678	$7,385
Research and development expenses	6,862	5,202
Payroll expenses	5,694	9,063
Product revenue allowances	18,339	20,917
Other	2,630	2,008
Total accrued expenses	41,203	44,575
Other current liabilities:
Lease liability	2,124	2,108
Total other current liabilities	2,124	2,108
Total accrued expenses and other current liabilities	$43,327	$46,683

7. Licensing Revenue
Currax License Agreement
On September 25, 2019, OptiNose AS entered into a license agreement (the Currax License Agreement) with Currax pursuant to which the Company granted Currax a license to certain intellectual property for the commercialization of Onzetra Xsail® in the US, Canada and Mexico.
Under the terms of the Currax License Agreement, Currax paid the Company an upfront payment of $3,730, which was recognized as license revenue during the year ended December 31, 2019. On December 29, 2020, the Company received an additional $750 upon the expiration of the escrow that was established for a limited period to cover potential indemnification obligations. In addition, in January 2021 the Company received a $1,000 milestone payment in connection with the achievement of a specified regulatory milestone. The Company does not expect to receive any further payments from Currax under the terms of the Currax License Agreement other than reimbursement for certain expenses.
8. Long-term Debt
On September 12, 2019 (the Closing Date), the Company entered into a Note Purchase Agreement (the Pharmakon Senior Secured Notes) with funds managed by Pharmakon Advisors, LP (Pharmakon), the investment manager of the BioPharma Credit funds (BioPharma). The Pharmakon Senior Secured Notes provide the Company with $130,000 in debt financing, of which $80,000 was issued on the Closing Date, $30,000 was issued on February 13, 2020 (the First Delayed Draw Notes) after achieving the $9,000 XHANCE net sales and royalties threshold for the quarter ended December 31, 2019 and $20,000 was issued on December 1, 2020 after achieving the $14,500 XHANCE net sales and royalties threshold for the quarter ended September 30, 2020.
On August 13, 2020, the Company entered into a letter agreement (the Pharmakon Letter Agreement) to the Pharmakon Senior Secured Notes. The Pharmakon Letter Agreement provided the Company with the option to issue an additional $20,000 of Pharmakon Senior Secured Notes, subject to the Company achieving XHANCE net sales and royalties for the quarter ended June 30, 2021 of at least $26,000 and certain other conditions. As consideration for the Pharmakon Letter Agreement, the Company issued 44,643 shares of Common Stock to Pharmakon. The aggregate fair value of $250 was recorded as debt issuance costs and is being amortized to interest expense over the term of the Pharmakon Senior Notes. As of June 30, 2021, the Company is no longer eligible for the $20,000 additional Pharmakon Senior Secured Notes as the requisite conditions were not satisfied.
On March 2, 2021, the Company entered into an amendment to the Pharmakon Senior Secured Notes. The amendment revised certain minimum trailing twelve-month consolidated XHANCE net sales and royalties the

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

Company is required to achieve. As consideration for the amendment, the Company will pay an amendment fee of $1,300 upon the earlier of the prepayment of the Pharmakon Senior Secured Notes and the Maturity Date (defined below). The amendment fee was recorded as debt issuance costs and is being amortized to interest expense over the term of the Pharmakon Senior Secured Notes.
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
In conjunction with the Pharmakon Senior Secured Notes, the Company paid an upfront fee of $1,125 on the Closing Date and issued warrants to purchase an aggregate of 810,357 shares of Common Stock at an exercise price equal to $6.72 per share, which expire on September 12, 2022. The upfront fees were recorded as debt discount at issuance and are being amortized to interest expense over the five year term of the loan. The Company also incurred $6,514 in debt issuance costs, including $2,404 related to the fair value of the warrants which are also being amortized to interest expense over the term of the Pharmakon Senior Secured Notes.
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
The Pharmakon Senior Secured Notes are secured by a pledge of substantially all of the Company's assets and the Note Purchase Agreement contains affirmative and negative covenants customary for financings of this type, including limitations on the Company’s and its subsidiaries’ ability, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, repay junior indebtedness and enter into affiliate transactions, in each case, subject to certain exceptions. In addition, the Pharmakon Senior Secured Notes contain financial covenants requiring the Company to maintain at all times certain minimum trailing twelve-month consolidated XHANCE net sales and royalties, tested on a quarterly basis, and at least $30,000 of cash and cash equivalents. As of June 30, 2021, the Company was in compliance with the covenants.
The Note Purchase Agreement also includes events of default customary for financings of this type, in certain cases subject to customary periods to cure, following which BioPharma may accelerate all amounts outstanding under the notes.
The Company recorded interest expense of $4,012 and $3,293 during the three months ended June 30, 2021 and 2020, respectively, and $7,888 and $6,156 during the six months ended June 30, 2021 and 2020, respectively. Interest expense included total coupon interest and the amortization of debt issuance costs.
The long-term debt balance is comprised of the following:

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
Face amount	$130,000	$130,000
Front end fees	(775)	(855)
Debt issuance costs	(4,482)	(3,943)
Back end fees	1,300	—
Long-term debt, net	$126,043	$125,202

9. Employee Benefit Plans
For US employees, the Company maintains a defined contribution 401(k) retirement plan. As of June 30, 2021, approximately $118 was recorded in accrued liabilities related to the Company match. The Company's contributions are made in cash.
For Norway and UK employees, the Company maintains defined contribution pension plans which meet the statutory requirements of those jurisdictions. The Company incurred costs related to the pension plans of $1 and $5 for the three months ended June 30, 2021 and 2020, respectively, and $3 and $10 for the six months ended June 30, 2021 and 2020, respectively.
10. Stockholders' Equity
As of June 30, 2021, the Company had the following warrants outstanding to purchase shares of Common Stock:

Number of Shares	Exercise Price Per Share	Expiration Date
810,357	$6.72	September 12, 2022

11. Stock-based Compensation
The Company recorded stock-based compensation expense related to stock options and shares issued under the Company's 2017 Employee Stock Purchase Plan (2017 Plan) in the following expense categories of its accompanying consolidated statements of operations for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of product sales	$6	$34	$17	$88
Research and development	286	331	567	588
General and administrative	2,441	2,407	4,759	4,556
	$2,733	$2,772	$5,343	$5,232
In addition, stock-based compensation expense of $90 and $2 was charged to inventory and prepaid expenses and other assets, respectively, during the six months ended June 30, 2021, which represents the total stock-based compensation expense incurred related to employees involved in the manufacturing process of finished goods and samples during the period.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

Stock Options
The Company issues stock-based awards pursuant to its 2010 Stock Incentive Plan. Effective as of October 12, 2017, the Company's 2010 Stock Incentive Plan was amended and restated (A&R Plan).The Company has issued service-based and performance-based stock options that generally have a contractual life of up to 10 years and may be exercisable in cash or as otherwise determined by the Company's board of directors or committee thereof. Vesting generally occurs over a period of not greater than four years. Performance-based options may vest upon the achievement of certain milestones in connection with the Company's development programs. Additionally, the Company has issued stock options in excess of the fair market value of Common Stock on the issuance date that were only exercisable upon a change in control or upon or after an initial public offering. As of June 30, 2021, all of the performance conditions related to performance-based stock options issued by the Company had been achieved.
The following table summarizes the activity related to stock option grants to employees and nonemployees for the six months ended June 30, 2021:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life
Outstanding at December 31, 2020	6,852,733	$10.34	6.84
Granted	1,542,696	3.52
Exercised	—	—
Expired	(284,889)	12.59
Forfeited	(130,116)	6.46
Outstanding at June 30, 2021	7,980,424	$9.00	6.92
Exercisable at June 30, 2021	4,837,027	$11.17	5.66
Vested and expected to vest at June 30, 2021	7,980,424	$9.00	6.92

During the six months ended June 30, 2021, stock options to purchase 1,542,696 shares of Common Stock were granted to employees and generally vest over four years. The stock options had an estimated weighted average grant date fair value of $2.29. During the six months ended June 30, 2020, stock options to purchase 1,259,331 shares of Common Stock were granted to employees that generally vest over four years. The stock options had an estimated weighted average grant date fair value of $3.44.
Included in the table above are 140,000 of options granted outside the A&R Plan. The grants were made pursuant to the NASDAQ inducement grant exception in accordance with NASDAQ Listing Rule 5635(c)(4).
The grant date fair value of each stock option grant was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Six Months Ended June 30,
	2021	2020
Risk free interest rate	1.00%	0.72%
Expected term (in years)	6.08	6.03
Expected volatility	74.28%	68.64%
Annual dividend yield	0.00%	0.00%
Fair value of common stock	$3.52	$5.64
At June 30, 2021, the unrecognized compensation cost related to unvested stock options expected to vest was $10,695. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 2.29 years.

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
The following table summarizes the activity related to RSUs granted to employees for the six months ended June 30, 2021:

Shares
Balance at Outstanding at December 31, 2020	1,491,589
Granted	957,990
Vested and settled	(203,743)
Expired/ forfeited/ canceled	(47,070)
Balance at Outstanding at June 30, 2021	2,198,766
Expected to vest at June 30, 2021	2,198,766
In March 2021, the Company granted 957,990 RSUs at a grant date fair value of $3.51, all of which were service-based RSUs. No performance-based RSUs were granted in 2021. As of June 30, 2021, the milestones associated with previously granted performance based-RSUs were not probable of achievement, and accordingly, no stock based compensation expense has been recognized for these awards. At June 30, 2021, the unrecognized compensation cost related to unvested service-based RSUs expected to vest was $6,064, to be recognized over an estimated weighted-average amortization period of 2.54 years. The unrecognized compensation cost related to unvested performance-based RSUs was $3,095, which will be recognized commencing in the period in which the performance condition is deemed probable of achievement over the remaining service period.
Included in the table above are 60,000 RSUs granted outside the A&R Plan. The grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).
2017 Employee Stock Purchase Plan
Under the 2017 Plan, shares of Common Stock may be purchased by eligible employees who elect to participate in the 2017 Plan at 85% of the lower of the fair market value of Common Stock on the first or last day of designated offering periods. The Company recognized stock-based compensation expense of $91 and $137 during the three months ended June 30, 2021 and 2020, respectively, and $199 and $287 during the six months ended June 30, 2021 and 2020, respectively, related to the 2017 Plan.
The Company calculated the fair value of each option grant and the shares issued under the 2017 Plan on the respective dates of grant using the following weighted average assumptions:

	Six Months Ended June 30,
	2021	2020
Risk free interest rate	0.09%	1.57%
Expected term (in years)	0.5	0.5
Expected volatility	86.88%	79.59%
Annual dividend yield	0.00%	0.00%

12. Subsequent events
On August 11, 2021, the Company entered into an Open Market Sale AgreementSM (the Sale Agreement) with Jefferies LLC, as sales agent (Jefferies), under which the Company may issue and sell its Common Stock from time to time for an aggregate sales price of up to $50,000 through Jefferies (the Shares).

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

The Company has agreed to pay Jefferies a commission rate of up to 3.0% of the gross proceeds of any Shares sold through Jefferies as sales agent under the Sale Agreement, and has provided Jefferies with customary indemnification rights.

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
In September 2017, the United States Food and Drug Administration (FDA) approved XHANCE for the treatment of nasal polyps in patients 18 years of age or older. XHANCE was made widely available through commercial channels in April 2018.
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
•Late in the first quarter of 2020 we began to observe an adverse impact of the COVID-19 pandemic on XHANCE prescription growth and, as a result XHANCE net revenue. Although XHANCE prescription (and in particular, new prescription growth) and XHANCE net revenue continue to be adversely impacted by the COVID-19 pandemic, the magnitude of the impact has slowly improved as federal, state and local government requirements and guidances have been updated to facilitate economic reopening. Based on third-party prescription data as well as data from Preferred Pharmacy Network (PPN) partners, XHANCE prescriptions increased 11% from first quarter 2020 to second quarter 2020, increased 11% from second quarter 2020 to third quarter 2020, increased 7% from third quarter 2020 to fourth quarter 2020, decreased 2% from fourth quarter 2020 to first quarter 2021, and increased 14% from first quarter 2021 to second quarter 2021. Although XHANCE prescriptions and XHANCE net revenue have grown during this COVID-19 period, the rate of growth was below our pre-pandemic expectations. Additionally, the duration and magnitude of the impact of the COVID-19 pandemic on XHANCE prescriptions and XHANCE net revenue are uncertain and may affect our ability to remain in compliance with our revenue covenants under our Pharmakon Note Purchase Agreement.
•Due to the impacts of the COVID-19 pandemic, one of our contract manufacturers implemented a reduced work schedule and additional precautions which resulted in delays in the manufacture of XHANCE in second quarter 2020 but did not result in an interruption to commercial or clinical supply. We believe we are maintaining appropriate levels of finished product inventories in the event of future supply disruption; however, the duration and magnitude of a future negative impact from the COVID-19 pandemic could constrain our supply of XHANCE.
•Previous guidance related to the expected timing of results from our two ongoing chronic sinusitis clinical trials indicated that top-line results from both trials would be available in the second half of 2021. Pauses in patient enrollment due to factors related to the COVID-19 pandemic have had, and may continue to have, varying effects in different geographies and over time have led to a change in our projected timeline for initial data availability and may lead to additional changes in the future. We completed enrollment in the first of our ongoing chronic sinusitis clinical trials in July 2021 and expect top-line results in the first quarter of 2022. We expect to complete enrollment of subjects in our second clinical trial for chronic sinusitis in the fourth quarter of 2021 and expect top-line results in the second quarter of 2022. For those subjects currently participating in these studies, procedures to facilitate ongoing treatment and capture of data during periods of in-person care restrictions have been put in place.
The full impact of the COVID-19 pandemic, including the potential for and emergence of different strains of the virus, on our business is still unknown, It is likely to continue to have adverse impacts on XHANCE prescription growth and XHANCE net revenues as result of fewer patients visiting physician offices and restrictions imposed by physicians' offices on territory manager visits, continued high unemployment adversely affecting demand and payor mix, and the availability and cost of capital for us to fund our business operations and service our debt. We will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to our operations as necessary.
XHANCE Business Update
We track and report metrics that we believe are an important part of assessing our progress in key strategic areas including:
•XHANCE Prescriptions and Market Share. Based on third-party prescription data as well as data from PPN partners, the total estimated number of XHANCE prescriptions in the second quarter of 2021 was 82,900, which represents 33% growth for prescriptions when compared to estimated second quarter 2020 prescriptions of 62,500. The INS prescription market increased approximately 5% from second quarter 2020 to second quarter 2021 based on third-party prescription data. In addition, the total estimated number of XHANCE prescriptions was 69,000 in the third quarter of 2020, 73,900 in the fourth quarter of 2020, and 72,600 in the first quarter of 2021.
A seasonal effect has historically been observed in the INS prescription market in which market volume generally peaks near the middle of the second quarter and declines into the early part of the third quarter of each calendar year. As the result of the COVID-19 pandemic, the market volume peak and subsequent declines did not follow the normal trends in 2020. Based on third-party prescription data, INS market prescriptions increased 7% from the fourth quarter of 2019 to the first quarter of 2020, decreased 16% from the first quarter of 2020 to the second quarter of 2020, decreased 6% from the second quarter of 2020 to the third quarter of 2020, increased 3% from the third quarter of 2020 to the fourth quarter of 2020, decreased 4% from fourth quarter 2020 to the first quarter of 2021, and increased 14% from the first quarter of 2021 to the second quarter of 2021.
Although the underlying disease that we are treating is chronic and causes symptoms year-round, we believe the variation in patient flow through the offices of relevant physician specialists, and seasonality in disease flare-ups, has an impact on the number of patients that present themselves and who are therefore available to receive a new prescription for XHANCE. Demand has historically been, and we expect will continue to be, impacted by the INS market seasonality and the seasonal variation in patient visits with their doctor, resulting in reduced XHANCE prescription demand in the third quarter.
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
We believe market share, in addition to XHANCE prescription volume, provides important information regarding XHANCE utilization because market share normalizes XHANCE prescriptions for market effects including the INS market seasonality, seasonal variation in patient visits with their doctor, annual deductible resets and annual changes in individual patient's healthcare insurance coverage referenced above. Based on third-party prescription data as well as data from PPN partners, we estimate XHANCE had a market share in our current target audience of 18,000 physicians of 4.4% in the second quarter of 2020, 4.9% in the third quarter of 2020, 5.1% in the fourth quarter of 2020, 5.4% in the first quarter of 2021, and 5.4% in the second quarter of 2021. Note that most of the INS prescriptions written within our target physician audience are for chronic sinusitis, allergic rhinitis and other conditions outside of our nasal polyp indication. Our target physician audience is subject to revision each quarter to account for changes such as revised sales target prioritization, and physician retirements. Changes to the target physician audience can contribute to some of the quarter over quarter change in market share.
•XHANCE New Prescriptions and Refill Prescriptions. The underlying disease that we are treating is chronic and, as a result, many patients may fill multiple prescriptions per year. We monitor new prescriptions as they create the potential for future refill prescriptions. Based on third-party prescription data as well as data from PPN partners, the total estimated number of XHANCE new prescriptions in the second quarter of 2021 was 29,000, which represents 55% growth for new prescriptions when compared to estimated second quarter 2020 new prescriptions of 18,700. In addition, the total estimated number of XHANCE new prescriptions was 23,000 in the third quarter of 2020, 24,600 in the fourth quarter of 2020 and 25,900 in the first quarter of 2021. Based on third-party prescription data, the INS market for new prescriptions increased 19% from the second quarter of 2020 to the second quarter of 2021 and increased 19% from the first quarter of 2021 to the second quarter of 2021.
We track refill prescriptions and provide patient assistance to support refill programs that are administered by our PPN partners. Based on third-party prescription data as well as data from PPN partners, the total estimated number of XHANCE refill prescriptions in the second quarter of 2021 was 53,900, which represents 23% growth for refill prescriptions when compared to estimated second quarter 2020 refill prescriptions of 43,800. In addition, the total estimated number of XHANCE refill prescriptions was 46,100 in the third quarter of 2020, 49,300 in the fourth quarter of 2020, and 46,700 in the first quarter of 2021.
•Prescribing Breadth and Depth. We track the number of physicians who prescribe XHANCE in a time period to evaluate the breadth of prescribing. Based on third-party prescription data as well as data from PPN partners, the total estimated number of physicians who had at least one patient fill a prescription for XHANCE in the second quarter of 2021 was 7,188, which represents 16% growth when compared to the estimated 6,209 physicians who had at least one patient fill a prescription for XHANCE in the second quarter of 2020. In addition, the total estimated number of physicians who had at least one patient fill a prescription for XHANCE was 6,443 in the third quarter of 2020, 6,708 in the fourth quarter of 2020, and 6,920 in the first quarter of 2021.
We also track the number of prescriptions filled by a prescribing physician's patients in a time period to evaluate depth of prescribing. Based on third-party prescription data as well as data from PPN partners, the total estimated number of physicians who had more than 15 XHANCE prescriptions filled by their patients in the second quarter of 2021 was 1,414, which represents 38% growth when compared to the estimated

1,028 physicians who had more than 15 XHANCE prescriptions filled by their patients in the second quarter of 2020. In addition, the total estimated number of physicians who had more than 15 XHANCE prescriptions filled by their patients was 1,153 in the third quarter of 2020, 1,275 in the fourth quarter of 2020, and 1,285 in the first quarter of 2021.
•XHANCE Net Product Revenues per Prescription. We calculate average net product revenues per prescription, one metric that we use to gauge the profitability of XHANCE, by dividing net product revenues for the quarter by the estimated number of XHANCE prescriptions dispensed during the quarter. Average XHANCE net product revenues per prescription were $221 in the second quarter of 2021 which represents an approximately 35% increase when compared to the $164 average XHANCE net product revenues per prescription in the second quarter of 2020. In addition, average XHANCE net revenues per prescription were $224 in the third quarter of 2020, $211 in the fourth quarter of 2020, and $151 in the first quarter of 2021.
Sales, Marketing & Distribution
We have established a commercial infrastructure designed to drive adoption and sales of XHANCE with healthcare professionals who treat patients with nasal polyps. We believe that approximately 15,000 physicians treat an estimated 3.5 million chronic rhinosinusitis patients, an estimated 1.2 million of whom have chronic rhinosinusitis with nasal polyps.
Customer Model.  We have a sales force of approximately 100 territory managers who target over 10,000 ENTs, allergists and “specialty-like” primary care physicians, and we target additional physicians through digital and non-personal promotion in areas where we do and do not have territory managers. In addition, we initiated a co-promotion agreement with kaléo in October 2020 to promote XHANCE to an audience of up to 6,000 prescribers, about half of whom are outside of our current called-on universe. In the future we may increase the number of geographic territories as well as hire additional territory managers in order to increase the number of called-on target physicians and frequency of calls. Our sales team, and the sales team of our co-promotion partner, are equipped with educational materials demonstrating the benefit and safety profile XHANCE. We believe that in the long term, direct-to-consumer (DTC) advertising could be an effective way to increase XHANCE prescription growth.
XHANCE Co-Pay Savings Program. We believe our co-pay savings program provides an affordability solution for patients that physicians will support. This program provides patient co-pay assistance including a first prescription for as little as no out-of-pocket cost ($0 co-pay) to eligible commercially insured patients and low subsequent co-pays for refills ranging from $0 to $50 per XHANCE unit.
Market Access.  Based on currently available third-party data and our internal analyses as of June 30, 2021, we believe that greater than 75% of commercially insured lives are currently in a plan that covers XHANCE. However, payors may change coverage levels for XHANCE, positively or negatively, at any time. Additionally, payors generally impose restrictions on access to or usage of XHANCE, such as by requiring prior authorizations or "step-edits". For example, insurers may require that a patient first use a generic INS prior to becoming eligible for coverage for XHANCE. Some healthcare providers may not complete the administrative process required to demonstrate or document that the patients for whom XHANCE has been prescribed meet the payors’ utilization management criteria (i.e., prior authorizations or step-edits) and, as a result, patients may not gain access to XHANCE treatment. In our contract negotiations with payors we seek to balance patient access and affordability, breadth of coverage, payor utilization management and rebates levels. We have also contracted with the Centers for Medicare and Medicaid Services for coverage of certain government insured lives and continue to expand XHANCE market access for other government-insured populations.
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

XHANCE Development
In addition to XHANCE’s existing indication for the treatment of nasal polyps, in order to broaden our U.S. market opportunity, we initiated a clinical trial program in pursuit of a follow-on indication for the treatment of chronic sinusitis. We believe XHANCE has the potential to be the first drug therapy approved by the FDA for the treatment of chronic sinusitis. We expect the program will be comprised of two Phase 3b clinical trials, the first of which was initiated in the fourth quarter of 2018 and completed enrollment of approximately 330 subjects in July of 2021, and the second of which was initiated in the second quarter of 2019 and is estimated to enroll approximately 399 subjects. Estimated enrollment for the second trial is subject to change for factors that may include interim analyses intended to inform the statistical powering.
In April 2021, we completed a previously planned, blinded interim analysis to assess the variance in one of the two co-primary endpoints (change in Composite Score of Nasal Symptoms from baseline to week 4) in our first clinical trial for chronic sinusitis The analysis was performed on blinded interim data from approximately half of the initial estimated enrollment of 378 patients. The result of this interim analysis was that the observed variance in this endpoint was lower than the variance assumed when we estimated sample size for statistical powering during the initial design of the trial.
In June 2021, we completed a previously planned, blinded interim analysis to assess the variance in the other co-primary endpoint (change in average percent opacification of volume by CT scan from baseline to week 24) in this trial. The analysis was performed on blinded interim data from approximately one-third of the initial estimated enrollment of 378 patients for whom 6-month CT scan data was available. The result of this interim analysis was that the observed variance in this endpoint was also lower than the variance assumed when we estimated sample size for statistical powering during the initial design of the study. Based on the results of these two interim analyses, and our assumptions and estimates relating to the trial, we anticipate that the initial targeted statistical power will be achieved with the approximately 330 patients currently enrolled in the trial. As a result, we have closed enrollment in the first CS trial and are now focusing all of our recruitment efforts on the second CS trial.

For clarity, both of these interim analyses were blinded to treatment group and therefore could not evaluate the magnitude of difference, if any, between treatment groups. Accordingly, these interim analyses were not designed to, and do not, provide evidence regarding possible superiority of active treatment over placebo or success of the trials.

With enrollment completed, we expect top-line results from the first of our two ongoing Phase 3b chronic sinusitis clinical trials in the first quarter of 2022. We expect to complete enrollment in the second clinical trial for chronic sinusitis in the fourth quarter of 2021 with top-line results available in the second quarter of 2022.

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
In March 2021, we announced our plan to conduct a randomized, proof-of-concept trial in Mexico in subjects who have tested positive for SARS-CoV-2 infection, who were recently infected, and who have mild or no symptoms. In July 2021, we received approval from regulatory authorities in Mexico to proceed with this pilot trial. The trial drug was made available in Mexico in July 2021, and the trial is open for enrollment. The trial will evaluate both the magnitude and duration of viral load reduction after a single dose of OPN-019. Given the design of the study and the endpoints to be evaluated, we expect to have initial results shortly after each cohort completes enrollment.

We expect to leverage the proof-of-concept clinical data to support our pursuit of grants, partnerships, and/or other sources of capital that will be necessary to fund future development.

Financial Operations Overview
The following discussion sets forth certain components of our consolidated statements of operations as well as factors that impact those items.
Net product revenues
Sales of XHANCE generated $18.4 million and $10.3 million in net product revenues for the three months ended June 30, 2021 and 2020, respectively, and $29.3 million and $17.3 million for the six months ended June 30, 2021 and 2020, respectively. In accordance with GAAP, we determine net product revenues for XHANCE, with specific assumptions for variable consideration components including but not limited to trade discounts and allowances, co-pay assistance programs and payor rebates.
Based on available XHANCE prescription data purchased from third parties and data from our PPN partners, who collectively dispensed more than 85% of our total prescriptions (TRxs) in the period, our average net product revenues per prescription for the second quarter of 2021 was approximately $221, an increase compared to average net product revenues per prescription of $151 in first quarter of 2021 and an increase compared to $164 in the second quarter of 2020.
The increase in average net product revenues per prescription from the first quarter of 2021 to the second quarter of 2021 is largely a consequence of reduced co-pay support under our assistance programs as the result of patients' meeting their out-of-pocket expense thresholds.
The increase in average net product revenues per prescription from the second quarter of 2020 to the second quarter of 2021 is driven largely by the absence of a one-time co-pay assistance program that was available to patients in the second quarter of 2020, as well as changes in 2021 to our co-pay assistance plan that were intended to increase revenues per prescription by reducing the rate of growth in prescription fills by commercially insured patients in plans that do not cover XHANCE, while sustaining growth in covered plans.
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
We expect full year 2021 net product revenues to be at least $80.0 million. In addition, we expect that average net product revenues per prescription for the full year of 2021 will exceed $200. Factors supporting this expected growth include patients meeting their out-of-pocket expense thresholds, expected improvements in insurance coverage and continued strength in the proportion of prescription refills.
Licensing revenues
In September 2019, OptiNose AS, a wholly owned subsidiary of the Company, entered into the Currax License Agreement. Under the terms of the Currax License Agreement, Currax paid us a $3.7 million upfront payment in 2019, an additional $0.8 million in December 2020 upon expiration of the escrow that was established for a limited period to cover potential indemnification obligations, and an additional $1.0 million milestone payment in January 2021 upon the achievement of a specified regulatory milestone. We are not eligible to receive any further payments from Currax under the terms of the Currax License Agreement other than reimbursement for certain expenses.

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
We plan to incur research and development expenses as we continue the development of XHANCE for the treatment of chronic sinusitis and our other product candidates. Clinical trial costs associated with our chronic sinusitis program represent a substantial portion of our total research and development expenses. While we would expect to continue to incur regulatory and other development expenses after the conclusion of our chronic sinusitis clinical program, we expect the costs associated with the conduct of clinical trials to significantly decrease. Due to the inherently unpredictable nature of clinical development, compounded by the uncertainty introduced by the COVID-19 pandemic, the rate of subject enrollment, number of subjects required, and trial duration and outcome, there is uncertainty as to the exact timing of when we expect our research and development costs related to the clinical development of XHANCE to significantly decrease.
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
Sales and marketing expenses include our sales team and supporting promotional materials, digital promotion, peer-to-peer education, congresses / conventions, samples, and marketing activities targeted towards health care providers, payors and patients/consumers, including initiatives and fees related to our co-promotion agreement with kaléo. Additionally, sales and marketing-related expenses include fees paid to our PPN partners for services unrelated to traditional distribution functions, such as data fees, benefit claims adjudication and other enhanced services performed as part of our PPN.

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
Consolidated Results of Operations
Comparison of three months ended June 30, 2021 and 2020
The following table sets forth our selected consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended June 30,
	2021	2020
Revenues:
Net product revenues	$18,357	$10,272
Licensing revenues	—	—
Total revenues	18,357	10,272
Costs and expenses:
Cost of product sales	2,425	1,700
Research and development	8,179	5,474
Selling, general and administrative	27,308	25,697
Total operating expenses	37,912	32,871
Loss from operations	(19,555)	(22,599)
Other (income) expense:
Interest (income) expense	4,000	3,260
Other (income) expense	(53)	(7)
Total other (income) expense	3,947	3,253
Net loss	$(23,502)	$(25,852)
Net product revenues
Net product revenues related to sales of XHANCE were $18.4 million and $10.3 million for the three months ended June 30, 2021 and 2020, respectively. Revenue growth is attributable primarily to an increase in units sold to customers as a result of a greater number of XHANCE prescriptions dispensed during the three months ended June 30, 2021.
Cost of product sales
Cost of product sales related to XHANCE were $2.4 million and $1.7 million for the three months ended June 30, 2021 and 2020, respectively, with the increase attributed primarily to an increase in units sold to customers during the period.
Research and development expense
Research and development expense was $8.2 million and $5.5 million for the three months ended June 30, 2021 and 2020, respectively. The $2.7 million increase was attributable primarily to a $3.0 million increase in clinical expenses related to the conduct of our clinical trials of XHANCE for the treatment of chronic sinusitis. This increase was offset by a $0.3 million decrease in device development and personnel costs.
Selling, general and administrative expense
Selling, general and administrative expense was $27.3 million and $25.7 million for the three months ended June 30, 2021 and 2020, respectively. The $1.6 million increase was due primarily to:
▪a $0.5 million increase in marketing costs, including HCP marketing, speaker programs and training, print production and market research;

▪a $0.5 million increase in legal fees primarily related to additional spend for patent and legal services; and
▪a $0.4 million increase in service fees paid to our PPN partners, the result of a greater number of XHANCE prescriptions dispensed by our PPN partners during the period.
Interest (income) expense, net
Interest (income) expense, net, was $4.0 million and $3.3 million for the three months ended June 30, 2021 and 2020, respectively, which was primarily comprised of interest expense on the Pharmakon Senior Secured Notes during both periods. The increase was related to increased principal balance of the Pharmakon Senior Secured Notes.
Comparison of six months ended June 30, 2021 and 2020
The following table sets forth our selected consolidated statements of operations data for the periods indicated (in thousands):

	Six Months Ended June 30,
	2021	2020
Revenues:
Net product revenues	$29,317	$17,334
Licensing revenues	1,000	—
Total revenues	30,317	17,334
Costs and expenses:
Cost of product sales	4,165	3,056
Research and development	13,404	10,406
Selling, general and administrative	54,493	52,757
Total operating expenses	72,062	66,219
Loss from operations	(41,745)	(48,885)
Other (income) expense:
Interest (income) expense	7,855	5,791
Other (income) expense	(45)	32
Total other (income) expense	7,810	5,823
Net loss	$(49,555)	$(54,708)
Net product revenues
Net product revenues related to sales of XHANCE were $29.3 million and $17.3 million for the six months ended June 30, 2021 and 2020, respectively. Revenue growth is attributable primarily to an increase in units sold to customers as a result of a greater number of XHANCE prescriptions dispensed during the six months ended June 30, 2021.
Licensing revenues
Licensing revenues were $1.0 million for the six months ended June 30, 2021 as a result of the milestone payment received under the terms of the Currax License Agreement. No licensing revenue was recognized during the six months ended June 30, 2020.
Cost of product sales
Cost of product sales related to XHANCE were $4.2 million and $3.1 million for the six months ended June 30, 2021 and 2020, respectively, with the increase attributed primarily to an increase in units sold to customers during the period.
Research and development expense
Research and development expense was $13.4 million and $10.4 million for the six months ended June 30, 2021 and 2020, respectively. The $3.0 million increase was attributable primarily to a $3.3 million increase in clinical expenses related to the conduct of our clinical trials of XHANCE for the treatment of chronic sinusitis. This increase was offset by a $0.3 million decrease in device development and personnel costs.

Selling, general and administrative expense
Selling, general and administrative expense was $54.5 million and $52.8 million for the six months ended June 30, 2021 and 2020, respectively. The $1.7 million increase was due primarily to:
▪a $1.0 million increase in service fees paid to our PPN partners, as a result of a greater number of XHANCE prescriptions dispensed by our PPN partners during the period;
▪a $0.6 million increase in marketing and market research expenses;
▪a $0.4 million increase in office expenses and consulting; and
▪a $0.3 million increase in legal fees primarily related to additional spend for patent and legal services.
This increase was offset by a $0.6 million decrease in personnel expenses.
Interest (income) expense, net
Interest (income) expense, net, was $7.9 million and $5.8 million for the six months ended June 30, 2021 and 2020, respectively, which was primarily comprised of interest expense on the Pharmakon Senior Secured Notes during both periods. The increase was primarily related to increased principal balance of the Pharmakon Senior Secured Notes as well as a decrease in interest income earned on cash deposits.
Liquidity and Capital Resources
Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. We incurred net losses of $49.6 million and $54.7 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $577.3 million. We have funded our operations primarily through the sale and issuance of stock and debt, as well as through licensing revenues. As of June 30, 2021, we had $93.9 million in cash and cash equivalents.
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(50,518)	$(51,518)
Net cash used in investing activities	(10)	(309)
Net cash provided by financing activities	276	29,950
Effects of exchange rates on cash and cash equivalents	—	(9)
Net decrease in cash, cash equivalents and restricted cash	$(50,252)	$(21,886)
Operating activities
Cash used in operating activities decreased by $1.0 million, from $51.5 million for the six months ended June 30, 2020 to $50.5 million for the six months ended June 30, 2021. The decrease in cash used in operating activities was attributable to an increase in revenue, offset by an increase in expenses and net working capital. The increase in expenses was primarily attributable to an increase in clinical trial-related expenses in pursuit of a follow-on indication for XHANCE for the treatment of chronic sinusitis, and the increase in net working capital was due to an increase in inventory production and a decrease in accounts payable and accrued liabilities due to timing during the six months ended June 30, 2021.
Investing activities
Cash used in investing activities decreased by $0.3 million from the six months ended June 30, 2020 to the six months ended June 30, 2021. Purchases of equipment during the six months ended June 30, 2020 of $0.3 million decreased in the six months ended June 30, 2021 to $0.1 million, which was offset by $0.1 million of proceeds from the sale of manufacturing equipment.
Financing activities
Cash provided by financing activities was $0.3 million for the six months ended June 30, 2021. Cash provided by financing activities was $29.9 million for the six months ended June 30, 2020. Cash provided by financing activities for the six months ended June 30, 2020 was primarily driven by the receipt of $30.0 million from the issuance of the

First Delayed Draw Notes under the Pharmakon Senior Secured Notes. Cash provided by financing activities for the six months ended June 30, 2021 was driven by proceeds from the issuance of common stock under the 2017 Plan.
Senior Secured Note Purchase Agreement
On September 12, 2019 (the Closing Date), we entered into the Note Purchase Agreement (the Pharmakon Senior Secured Notes) with funds managed by Pharmakon Advisors, LP (Pharmakon), the investment manager of the BioPharma Credit funds (BioPharma). The Pharmakon Senior Secured Notes provide us with $130.0 million in debt financing, of which $80.0 million was issued on the Closing Date, $30.0 million was issued on February 13, 2020 and $20.0 million was issued on December 1, 2020.

On August 13, 2020, we entered into a letter agreement (the Pharmakon Letter Agreement) to the Pharmakon Senior Secured Notes. The Pharmakon Letter Agreement provided us with the option to issue an additional $20.0 million of Pharmakon Senior Secured Notes, subject to us achieving XHANCE net sales and royalties for the quarter ended June 30, 2021 of at least $26.0 million and certain other conditions. As consideration for the Pharmakon Letter Agreement, we issued 44,643 shares of Common Stock to Pharmakon. The aggregate fair value of $250,000 was recorded as debt issuance costs and is being amortized to interest expense over the term of the Pharmakon Senior Secured Notes. As of June 30, 2021, we are no longer eligible for the $20.0 million additional Pharmakon Senior Secured Notes as the requisite conditions were not satisfied.
On March 2, 2021, we entered into an amendment to the Pharmakon Senior Secured Notes. The amendment revised certain minimum trailing twelve-month consolidated XHANCE net sales and royalties we are required to achieve. As consideration for the amendment, we will pay an amendment fee of $1.3 million upon the earlier of the prepayment of the Pharmakon Senior Secured Notes and September 12, 2024.
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
Projected 2021 operating expenses

We expect that our total GAAP operating expenses (consisting of selling, general & administrative expenses and research & development expenses) for 2021 will be between $137.0 million and $142.0 million, of which approximately $10.0 million is expected to be non-cash stock-based compensation expense. As a result, total GAAP operating expenses, excluding non-cash stock-based compensation expense, are expected to be between $127.0 million and $132.0 million. An increase in expenses from 2020 to 2021 is anticipated due primarily to an increase in fees paid to our PPN partners associated with higher projected XHANCE prescription volumes and an increase in research and development expenses related to our clinical trial program in pursuit of a follow-on indication for XHANCE for the treatment of chronic sinusitis.
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
Contractual obligations and commitments
The following table summarizes our contractual obligations at June 30, 2021:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating leases(1)	$3,200	$1,286	$1,914	$—	$—
Long-term debt(2)	164,966	14,169	132,825	17,972	—
Total	$168,166	$15,455	$134,739	$17,972	$—
(1) Reflects obligations pursuant to our office leases in Yardley, Pennsylvania, Ewing, New Jersey and Oslo, Norway and leases of certain other equipment.

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
Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a 15(e) and 15d 15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 5. OTHER INFORMATION
On August 11, 2021, the Company entered into an Open Market Sale AgreementSM (the Sale Agreement) with Jefferies LLC, as sales agent (Jefferies), under which the Company may issue and sell its Common Stock from time to time for an aggregate sales price of up to $50.0 million through Jefferies (the Shares).
The offer and sales of the Shares, if any, will be made under the Company’s registration statement on Form S-3 to be filed with the SEC on the date hereof (the Registration Statement), the base prospectus contained therein, and a prospectus supplement related to the offering of the Shares, also contained therein. No sales may be made under the Registration Statement until it has been declared effective by the SEC. Upon the SEC’s declaration of such effectiveness, the delivery of an issuance notice and subject to the terms and conditions of the Sale Agreement, sales of the Shares, if any, under the Sale Agreement will be made by any method that is deemed to be an “at the market” offering as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended (the Securities Act), including but not limited to sales made directly on or through The Nasdaq Global Select Market or any other existing trading market for the Shares. The Company has no obligation to sell any of the Shares and may at any time suspend offers under the Sale Agreement or terminate the Sale Agreement in accordance with the terms thereof.
The Company has agreed to pay Jefferies a commission rate of up to 3.0% of the gross proceeds of any Shares sold through Jefferies as sales agent under the Sale Agreement. The Company has also provided Jefferies with customary indemnification rights.
The information set forth in this Item 5 shall not constitute an offer to sell or the solicitation of any offer to buy the Shares, nor shall there be an offer, solicitation or sale of the Shares in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such state.
This description of the Sale Agreement is not complete and is qualified in its entirety by reference to the full text of the Sale Agreement, a copy of which is attached hereto as Exhibit 10.1 and incorporated by reference herein.
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

3.2		Amended and Restated Bylaws of OptiNose, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-38241), as filed with the SEC on October 18, 2017).
10.1	*	Open Market Sale Agreement (the Sale Agreement), dated August 11, 2021, between the Company and Jefferies LLC.
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.
32.1	*	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer.
32.2	*	Certification Pursuant to 18 U.S.C. Section 1350 of principal financial officer.
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTINOSE, INC.
Date:	August 11, 2021	By:	/s/ KEITH A. GOLDAN
			Name:	Keith A. Goldan
			Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)