Form 10-Q
period 2021-09-30
OptiNose, Inc.
filed 2021-11-15
CIK 1494650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares of the registrant's common stock outstanding at October 31, 2021 was 53,449,567 shares.

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among others, statements relating to:
▪the impact of, our plans regarding and the uncertainties caused by, the COVID-19 pandemic, including without limitation, our expectation that the COVID-19 pandemic will negatively impact XHANCE prescription and product revenue growth rates for the remainder of 2021 and into 2022;
▪the potential uses for and advantages of XHANCE®, our product candidates and Exhalation Delivery System (EDS) devices and technologies;
▪our planned product development activities, studies and clinical trials in pursuit of a follow-on indication for XHANCE for the treatment of chronic sinusitis;
▪the potential for XHANCE to be the first drug therapy approved by the U.S. Food and Drug Administration (FDA) for the treatment of chronic sinusitis;
▪the potential for XHANCE to be the standard of care for the treatment of chronic rhinosinusitis with and without nasal polyps;
▪the potential for continued XHANCE prescription and net revenue growth and potential drivers of such growth;
▪the potential for direct-to-consumer (DTC) advertising to be a future driver of XHANCE prescription growth;
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
▪our expectation that consolidated XHANCE net product revenues for the full year of 2021 will be between $71.0 and $75.0 million;
▪our expectation that average net product revenues per prescription for the full year of 2021 will exceed $210 and the factors supporting such growth;
▪our expectation that our total GAAP operating expenses in 2021 will be between $132.0 million and $137.0 million and that our non-cash stock-based compensation expense will be approximately $10.0 million;
▪our expectation that top-line results will be available from the first of our two ongoing Phase 3b chronic sinusitis clinical trials in the first quarter of 2022 and from the second clinical trial in the second quarter of 2022;
▪our belief that, based on the results of blinded interim analyses and our assumptions and estimates relating to the trial, the initial targeted statistical power will be achieved with the approximately 330 patients currently enrolled in our first chronic sinusitis trial and the approximately 210 patients currently enrolled in our second chronic sinusitis trial;
▪our belief that existing cash and cash equivalents will be sufficient to maintain the minimum cash balance required under the Note Purchase Agreement that we entered into with funds managed by Pharmakon Advisors, LP, the investment manager of the BioPharma Credit Funds (the Note Purchase Agreement) and to fund our operations for at least the next twelve months from the filing date of this Form 10-Q if, in the event of a default, the holders of the notes issued pursuant to the Note Purchase Agreement do not otherwise elect to accelerate repayment of all unpaid principal and accrued interest under the Note Purchase Agreement;

▪our ability to continue as a going concern and maintain compliance with the financial covenants to achieve certain minimum trailing twelve-month consolidated XHANCE net product sales and royalties and other covenants under the Note Purchase Agreement and, if required, our ability to obtain a waiver or modification of such covenants;
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

PART I

ITEM 1. FINANCIAL STATEMENTS
OptiNose, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$84,226	$144,156
Accounts receivable, net	24,088	23,394
Inventory	13,161	9,042
Prepaid expenses and other current assets	3,967	4,060
Total current assets	125,442	180,652
Property and equipment, net	1,515	2,028
Other assets	4,960	6,133
Total assets	$131,917	$188,813
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$6,502	$5,489
Accrued expenses and other current liabilities	47,125	46,683
Total current liabilities	53,627	52,172
Long-term debt, net	126,542	125,202
Other liabilities	3,217	4,651
Total liabilities	183,386	182,025
Stockholders' equity (deficit):
Common stock, $0.001 par value; 200,000,000 shares authorized at September 30, 2021 and December 31, 2020; 53,449,567 and 52,945,865 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	53	53
Additional paid-in capital	542,996	534,585
Accumulated deficit	(594,437)	(527,765)
Accumulated other comprehensive loss	(81)	(85)
Total stockholders' equity (deficit)	(51,469)	6,788
Total liabilities and stockholders' equity (deficit)	$131,917	$188,813

See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2021 and 2020
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Net product revenues	$21,826	$15,436	$51,143	$32,770
Licensing revenues	—	—	1,000	—
Total revenues	21,826	15,436	52,143	32,770
Costs and expenses:
Cost of product sales	2,411	2,221	6,576	5,276
Research and development	6,654	6,524	20,058	16,930
Selling, general and administrative	25,801	24,575	80,293	77,332
Total operating expenses	34,866	33,320	106,927	99,538
Loss from operations	(13,040)	(17,884)	(54,784)	(66,768)
Other (income) expense:
Interest income	(9)	(31)	(42)	(396)
Interest expense	4,072	3,350	11,959	9,506
Foreign currency (gains) losses	14	11	38	44
Gain on sale of equipment	$—	$—	$(67)	$—
Net loss	$(17,117)	$(21,214)	$(66,672)	$(75,922)
Net loss per share of common stock, basic and diluted	$(0.32)	$(0.43)	$(1.25)	$(1.62)
Weighted average common shares outstanding, basic and diluted	53,334,669	48,907,514	53,151,730	46,914,561
See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Comprehensive Loss
For the Three and Nine Months Ended September 30, 2021 and 2020
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(17,117)	$(21,214)	$(66,672)	$(75,922)
Other comprehensive loss:
Foreign currency translation adjustment	2	13	4	(17)
Comprehensive loss	$(17,115)	$(21,201)	$(66,668)	$(75,939)
See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
(in thousands, except share data)

Nine Months Ended September 30, 2021
	Stockholders' Equity (Deficit)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2020	52,945,865	$53	$534,585	$(527,765)	$(85)	$6,788
Stock compensation expense	—	—	2,596	—	—	2,596
Vesting of restricted stock units	166,709	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	2	2
Net loss	—	—	—	(26,053)	—	(26,053)
Balance at March 31, 2021	53,112,574	$53	$537,181	$(553,818)	$(83)	$(16,667)
Stock compensation expense	—	—	2,729	—	—	2,729
Vesting of restricted stock units	37,034	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	135,525	—	367	—	—	367
Foreign currency translation adjustment	—	—	—	—	—	—
Net loss	—	—	—	(23,502)	—	(23,502)
Balance at June 30, 2021	53,285,133	$53	$540,277	$(577,320)	$(83)	$(37,073)
Stock compensation expense	—	—	2,680	—	—	2,680
Vesting of restricted stock units	140,555	—	—	—	—	—
Exercise of common stock options	23,879	—	39	—	—	39
Foreign currency translation adjustment	—	—	—	—	2	2
Net loss	—	—	—	(17,117)	—	(17,117)
Balance at September 30, 2021	53,449,567	$53	$542,996	$(594,437)	$(81)	$(51,469)

Nine Months Ended September 30, 2020
	Stockholders' Equity (Deficit)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2019	45,906,162	$46	$489,565	$(427,980)	$(48)	$61,583
Stock compensation expense	—	—	2,429	—	—	2,429
Foreign currency translation adjustment	—	—	—	—	(25)	(25)
Net loss	—	—	—	(28,856)	—	(28,856)
Balance at March 31, 2020	45,906,162	$46	$491,994	$(456,836)	$(73)	$35,131
Stock compensation expense	—	—	2,748	—	—	2,748
Exercise of common stock options	15,806	—	71	—	—	71
Issuance of common stock under employee stock purchase plan	70,305	—	516	—	—	516
Foreign currency translation adjustment	—	—	—	—	(5)	(5)
Net loss	—	—	—	(25,852)	—	(25,852)
Balance at June 30, 2020	45,992,273	$46	$495,329	$(482,688)	$(78)	$12,609
Stock compensation expense	—	—	2,615	—	—	2,615
Exercise of common stock options	43,636	—	5	—	—	5
Sale of common stock, net of issuance costs	6,000,000	6	33,399	—	—	33,405
Issuance of common stock with Pharmakon Amendment	44,643	—	250	—	—	250
Foreign currency translation adjustment	—	—	—	—	13	13
Net loss	—	—	—	(21,214)	—	(21,214)
Balance at September 30, 2020	52,080,552	$52	$531,598	$(503,902)	$(65)	$27,683

See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2021 and 2020
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net loss	$(66,672)	$(75,922)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	478	1,036
Stock-based compensation	8,027	7,857
Amortization of debt discount and issuance costs	1,364	899
Gain on sale of property and equipment	(67)	—
Changes in operating assets and liabilities:
Accounts receivable	(695)	(3,881)
Prepaid expenses and other assets	1,416	2,804
Inventory	(4,049)	(5,773)
Accounts payable	1,188	2,821
Accrued expenses and other liabilities	(1,209)	3,109
Cash used in operating activities	(60,219)	(67,050)
Investing activities:
Purchases of property and equipment	(143)	(460)
Proceeds from sale of property and equipment	105	—
Cash used in investing activities	(38)	(460)
Financing activities:
Proceeds from long-term debt	—	34,447
Repayment of long-term debt	—	(4,447)
Cash paid for financing costs	(95)	(690)
Proceeds from issuance of common stock under employee stock purchase plan	367	516
Proceeds from sale of common stock	—	33,600
Proceeds from the exercise of stock options	39	76
Cash provided by financing activities	311	63,502
Effects of exchange rate changes on cash and cash equivalents	2	(11)
Net decrease in cash, cash equivalents and restricted cash	(59,944)	(4,019)
Cash, cash equivalents and restricted cash at beginning of period	144,179	147,165
Cash, cash equivalents and restricted cash at end of period	$84,235	$143,146
Supplemental disclosure of noncash activities:
Fixed asset purchases within accounts payable and accrued expenses	$8	$55
Recognition of right-of-use assets	$157	$6,174
Recognition of lease liabilities	$157	$6,174
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
2. Liquidity
Since inception, the Company's operations have focused on organization and staffing, business planning, raising capital, establishing an intellectual property portfolio, conducting preclinical studies and clinical trials, pursuing regulatory approvals and most recently, commercializing XHANCE in the US. As of September 30, 2021, the Company had cash and cash equivalents of $84,226. For the nine months ended September 30, 2021, the Company had a net loss of $66,672 and negative cash from operations of $60,219. As of September 30, 2021, the Company had an accumulated deficit of $594,437.
The Company is subject to a number of risks similar to other life sciences companies, including, but not limited to, successful discovery, development and commercialization of its products and product candidates, raising additional capital, the development by its competitors of new technological innovations, protection of proprietary technology and market acceptance of the Company's products.
The Company's continuation as a going concern is dependent on its ability to continue to maintain compliance with its covenants under that certain Note Purchase Agreement, dated as of September 12, 2019, as amended pursuant to that certain letter agreement dated as of August 13, 2020 and as further amended by that certain first amendment to the Note Purchase Agreement dated as of March 2, 2021 (the Note Purchase Agreement) that the Company entered into with funds managed by Pharmakon Advisors, LP (Pharmakon), the investment manager of the BioPharma Credit Funds (BioPharma), including the minimum trailing twelve-month consolidated XHANCE net sales and royalties the Company is required to achieve each quarter and its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing from its stockholders or other sources, as may be required. The Note Purchase Agreement includes events of default, in certain cases subject to customary periods to cure, following which Pharmakon may accelerate all amounts outstanding under the senior secured notes issued pursuant to the Note Purchase Agreement (Pharmakon Senior Secured Notes). The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.
As of the filing of this quarterly report on Form 10-Q, the Company expects consolidated XHANCE net sales and royalties for the trailing twelve-month period ending December 31, 2021 to be between $71,000 and $75,000. If the Company is unable to achieve $80,000 of consolidated XHANCE net sales and royalties for the trailing twelve-month period ending December 31, 2021 and the Company is unable to obtain a waiver or modification to this financial covenant, the Company will be in breach of a financial covenant under the Note Purchase Agreement, which will constitute an event of default under the terms of the Note Purchase Agreement. If the holders of the Pharmakon Senior Secured Notes elect to accelerate the repayment of all unpaid principal and accrued interest under such holders’ Pharmakon Senior Secured Notes, the Company may need to delay or curtail its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

The Company will likely require additional capital in the future, secured through equity or debt financings, partnerships, collaborations, or other sources, in order to meet its debt service obligations under the Pharmakon Senior Secured Notes, including repayment, and to carry out the Company's planned development and commercial activities. Financial capital, secured through equity financings, partnerships, collaborations, or other sources, may not be available on a timely basis, on favorable terms, or at all, and such capital, if raised, may not be sufficient to meet the Company's debt service obligations, including repayment, or enable the Company to continue to implement its long-term business strategy. If additional capital is not secured, the Company may need to delay or curtail its operations until such funding is received. The terms of the Note Purchase Agreement, including applicable covenants, are described in Note 8.

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
In the opinion of management, the accompanying unaudited interim financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the financial statements) considered necessary to present fairly the Company's financial position as of September 30, 2021 and its results of operations for the three and nine months ended September 30, 2021 and 2020 and cash flows for the nine months ended September 30, 2021 and 2020. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The unaudited interim financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2020 contained in the Company’s annual report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 3, 2021.
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
Customer and supplier concentration
XHANCE is sold to wholesale pharmaceutical distributors and Preferred Pharmacy Network (PPN) partners, who, in turn, sell XHANCE to pharmacies, hospitals and other customers. Five customers represented approximately 39% of the Company's accounts receivable at September 30, 2021 and five customers represented

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)
approximately 33% and 32% of the Company's net product sales for the three and nine months ended September 30, 2021, respectively.
The Company currently purchases XHANCE and its components from several third-party suppliers and manufacturing partners, certain of which are available through a single source. The Company has initiated the process of qualifying alternate third-party suppliers for select components of XHANCE. Alternate third party suppliers of XHANCE components are subject to qualification and approval from the FDA.
Fair value of financial instruments
At September 30, 2021 and December 31, 2020, the Company's financial instruments included cash and cash equivalents, accounts receivable, grants receivable, accounts payable and accrued expenses. The carrying amounts reported in the Company's financial statements for these instruments approximate their respective fair values because of the short-term nature of these instruments. In addition, the Company believes that at September 30, 2021, the carrying value of long-term debt approximated fair value as the interest rates are reflective of the rate the Company could obtain on debt with similar terms and conditions. At September 30, 2021 and December 31, 2020, there were no financial assets or liabilities measured at fair value on a recurring basis.
Restricted cash
As of September 30, 2021 and December 31, 2020, the restricted cash balance included in prepaid expenses and other assets was $9 and $23, respectively.
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
Licensing revenues
The Company has license agreements with Inexia Limited (Inexia) and Currax Pharmaceuticals LLC (Currax). These license agreements provide for exclusive licensed rights to certain intellectual property, a non-refundable up-front payment, potential milestone payment(s) and potential royalty payment(s). The Company analyzed the performance obligations under the license agreements, the consideration received to date and the consideration the Company could receive in the future as part of its analysis related to ASC 606. The Company recognized $1,000 as licensing revenue from Currax during the nine months ended September 30, 2021 and is not eligible to receive any further payments under the Currax license agreement other than reimbursement for certain expenses.
Net income (loss) per common share
Basic net income (loss) per common share is determined by dividing net income (loss) applicable to Company common stock (Common Stock) holders by the weighted average common shares outstanding during the period. For the three and nine months ended September 30, 2021 and 2020, the outstanding Common Stock options, Common Stock warrants and shares to be issued under the Company's 2017 Employee Stock Purchase Plan have been excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted net loss per share are the same.
Diluted net loss per common share for the periods presented do not reflect the following potential common shares, as the effect would be antidilutive:

	September 30,
	2021	2020
Stock options	7,928,817	8,157,752
Restricted stock units	2,013,934	1,499,456
Common stock warrants	810,357	2,677,188
Employee stock purchase plan	123,754	62,699
Total	10,876,862	12,397,095
Income taxes
In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the three and nine months ended September 30, 2021 and 2020, the Company recorded no tax expense or benefit due to the expected current year loss and its historical losses. As of September 30, 2021 and December 31, 2020, the Company concluded that a full valuation allowance would be necessary for all of its net deferred tax assets. The Company had no amounts recorded for uncertain tax positions, interest or penalties in the accompanying consolidated financial statements.

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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-03, in conjunction with ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, introduces an approach, based on expected losses, to estimate credit losses on certain types of financial instruments and modifies the impairment model for available-for-sale debt securities. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022 for companies deemed to be smaller reporting companies as of November 15, 2019, with early adoption permitted. The Company has adopted ASU 2016-13 and there was no significant impact.
4. Inventory
Inventory consisted of the following:

	September 30, 2021	December 31, 2020
Raw materials	$3,330	$2,669
Work-in-process	4,456	2,676
Finished goods	5,375	3,697
Total inventory	$13,161	$9,042
Inventories are stated at the lower of cost or net realizable value, as determined on a first-in, first-out, basis.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

5. Property and Equipment
Property and equipment, net, consisted of the following:

	September 30, 2021	December 31, 2020
Computer equipment and software	$1,157	$1,128
Furniture and fixtures	366	366
Machinery and equipment	3,266	3,440
Leasehold improvements	609	609
Construction in process	216	271
	5,614	5,814
Less: accumulated depreciation	(4,099)	(3,786)
	$1,515	$2,028
Depreciation expense was $153 and $473 for the three months ended September 30, 2021 and 2020, respectively. Depreciation expense was $476 and $1,035 for the nine months ended September 30, 2021 and 2020, respectively. In addition, depreciation expense of $551 and $13 was charged to inventory and prepaid expenses and other assets, respectively, as of September 30, 2021, which represents depreciation expense related to equipment involved in the manufacturing process.
6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of:

	September 30, 2021	December 31, 2020
Accrued expenses:
Selling, general and administrative expenses	$6,997	$7,385
Research and development expenses	6,208	5,202
Payroll expenses	7,119	9,063
Product revenue allowances	21,833	20,917
Other	2,859	2,008
Total accrued expenses	45,016	44,575
Other current liabilities:
Lease liability	2,109	2,108
Total other current liabilities	2,109	2,108
Total accrued expenses and other current liabilities	$47,125	$46,683

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

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

8. Long-term Debt
On September 12, 2019 (the Closing Date), the Company entered into the Note Purchase Agreement with funds managed by Pharmakon, the investment manager of BioPharma. The Note Purchase Agreement provided the Company with $130,000 in debt financing, of which $80,000 was issued on the Closing Date, $30,000 was issued on February 13, 2020 (the First Delayed Draw Notes) after achieving the $9,000 consolidated XHANCE net sales and royalties threshold for the quarter ended December 31, 2019 and $20,000 was issued on December 1, 2020 after achieving the $14,500 consolidated XHANCE net sales and royalties threshold for the quarter ended September 30, 2020.
On August 13, 2020, the Company entered into a letter agreement (the Pharmakon Letter Agreement) to the Note Purchase Agreement. The Pharmakon Letter Agreement provided the Company with the option to issue additional Pharmakon Senior Secured Notes, subject to the Company achieving specified consolidated XHANCE net sales and royalties for the quarter ended June 30, 2021 and certain other conditions. As consideration for the Pharmakon Letter Agreement, the Company issued 44,643 shares of Common Stock to Pharmakon. The aggregate fair value of $250 was recorded as debt issuance costs and is being amortized to interest expense over the five-year term of the Pharmakon Senior Secured Notes. The Company was no longer eligible for the additional Pharmakon Senior Secured Notes as the requisite conditions were not satisfied as of June 30, 2021.
On March 2, 2021, the Company entered into the first amendment (the First Amendment) to the Note Purchase Agreement. The amendment revised certain minimum trailing twelve-month consolidated XHANCE net sales and royalties the Company is required to achieve. As consideration for the amendment, the Company will pay an amendment fee of $1,300 upon the earlier of the prepayment of the Pharmakon Senior Secured Notes and the Maturity Date (defined below). The amendment fee was recorded as debt issuance costs and is being amortized to interest expense over the term of the Pharmakon Senior Secured Notes.
The Pharmakon Senior Secured Notes bear interest at a fixed per annum rate of 10.75% and are scheduled to mature on September 12, 2024 (the Maturity Date). The Company is required to make quarterly interest payments until the Maturity Date. The Company is also required to make principal payments, which are payable in eight equal quarterly installments beginning on December 15, 2022 and continuing until the Maturity Date; provided that the Company may, at its election, postpone any such principal payment until the Maturity Date if, as of the applicable payment date, certain minimum trailing four-quarter consolidated XHANCE net sales and royalties thresholds have been achieved.
In conjunction with the Pharmakon Senior Secured Notes, the Company paid an upfront fee of $1,125 on the Closing Date and issued warrants to purchase an aggregate of 810,357 shares of Common Stock at an exercise price equal to $6.72 per share, which expire on September 12, 2022. The upfront fees were recorded as debt discount at issuance and are being amortized to interest expense over the five-year term of the Pharmakon Senior Secured Notes. The Company also incurred $6,514 in debt issuance costs, including $2,404 related to the fair value of the warrants which are also being amortized to interest expense over the term of the Pharmakon Senior Secured Notes.
The Company is required to repay the Pharmakon Senior Secured Notes in full upon the occurrence of a change of control (as defined in the Note Purchase Agreement). In addition, the Company may make voluntary prepayments in whole or in part. All mandatory and voluntary prepayments are subject to the payment of prepayment premiums as follows: (i) if prepayment occurs prior to the third anniversary of the Closing Date, an amount equal to 2% of the principal prepaid, (ii) if prepayment occurs on or after the third anniversary of the Closing Date but prior to the fourth anniversary of the Closing Date, an amount equal to 1% of the principal prepaid, and (iii) if prepayment occurs on or after the fourth anniversary of the Closing Date, no prepayment premium is required. The Company is also required to pay a "make-whole" amount in respect of any principal prepayments (whether mandatory or voluntary) made prior to the 30-month anniversary of the issuance of the applicable Pharmakon Senior Secured Note, in an amount equal to the interest that would have accrued through the 30-month anniversary in respect of such note but for such principal prepayment.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

The Pharmakon Senior Secured Notes are secured by a pledge of substantially all of the Company's assets and the Note Purchase Agreement contains affirmative and negative covenants customary for financings of this type, including limitations on the Company’s and its subsidiaries’ ability, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, repay junior indebtedness and enter into affiliate transactions, in each case, subject to certain exceptions. In addition, the Note Purchase Agreement contains financial covenants requiring the Company to maintain at all times certain minimum trailing twelve-month consolidated XHANCE net sales and royalties, tested on a quarterly basis, and at least $30,000 of cash and cash equivalents. As of September 30, 2021, the Company was in compliance with the covenants. The Note Purchase Agreement also includes events of default customary for financings of this type, in certain cases subject to customary periods to cure, following which BioPharma may accelerate all amounts outstanding under the Pharmakon Senior Secured Notes.
The Company recorded interest expense of $4,072 and $3,350 during the three months ended September 30, 2021 and 2020, respectively, and $11,959 and $9,506 during the nine months ended September 30, 2021 and 2020, respectively. Interest expense included total coupon interest and the amortization of debt issuance costs.
The long-term debt balance is comprised of the following:

	September 30, 2021	December 31, 2020
Face amount	$130,000	$130,000
Front end fees	(701)	(855)
Debt issuance costs	(4,057)	(3,943)
Back end fees	1,300	—
Long-term debt, net	$126,542	$125,202

9. Employee Benefit Plans
For US employees, the Company maintains a defined contribution 401(k) retirement plan. As of September 30, 2021, $151 was recorded in accrued liabilities related to the Company match. The Company's contributions are made in cash.
For foreign employees, the Company maintains defined contribution pension plans which meet the statutory requirements of those jurisdictions. The Company incurred costs related to the pension plans of $1 and $5 for the three months ended September 30, 2021 and 2020, respectively, and $5 and $15 for the nine months ended September 30, 2021 and 2020, respectively.

10. Stockholders' Equity
As of September 30, 2021, the Company had the following warrants outstanding to purchase shares of Common Stock:

Number of Shares	Exercise Price Per Share	Expiration Date
810,357	$6.72	September 12, 2022

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

11. Stock-based Compensation
The Company recorded stock-based compensation expense related to stock options and shares issued under the Company's 2017 Employee Stock Purchase Plan (2017 Plan) in the following expense categories of its accompanying consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of product sales	$20	$25	$38	$113
Research and development	298	334	865	922
General and administrative	2,366	2,267	7,124	6,822
	$2,684	$2,626	$8,027	$7,857
In addition, stock-based compensation expense of $87 and $1 was charged to inventory and prepaid expenses and other assets, respectively, during the nine months ended September 30, 2021, which represents the total stock-based compensation expense incurred related to employees involved in the manufacturing process of finished goods and samples during the period.
Stock Options
The Company issues stock-based awards pursuant to its 2010 Stock Incentive Plan. Effective as of October 12, 2017, the Company's 2010 Stock Incentive Plan was amended and restated (A&R Plan).The Company has issued service-based and performance-based stock options that generally have a contractual life of up to 10 years and may be exercisable in cash or as otherwise determined by the Company's board of directors or committee thereof. Vesting generally occurs over a period of not greater than four years. Performance-based options may vest upon the achievement of certain milestones in connection with the Company's development programs. Additionally, the Company has issued stock options in excess of the fair market value of Common Stock on the issuance date that were only exercisable upon a change in control or upon or after an initial public offering. As of September 30, 2021, all of the performance conditions related to performance-based stock options issued by the Company had been achieved.
The following table summarizes the activity related to stock option grants to employees and non-employees for the nine months ended September 30, 2021:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life
Outstanding at December 31, 2020	6,852,733	$10.34	6.84
Granted	1,615,696	3.48
Exercised	(23,879)	1.63
Expired	(307,892)	12.30
Forfeited	(207,841)	6.46
Outstanding at September 30, 2021	7,928,817	$8.97	6.72
Exercisable at September 30, 2021	5,029,197	$11.19	5.54
Vested and expected to vest at September 30, 2021	7,928,817	$8.97	6.72

During the nine months ended September 30, 2021, stock options to purchase 1,615,696 shares of Common Stock were granted to employees and generally vest over four years. The stock options had an estimated weighted average grant date fair value of $2.26. During the nine months ended September 30, 2020, stock options to purchase 1,303,210 shares of Common Stock were granted to employees that generally vest over four years. The stock options had an estimated weighted average grant date fair value of $3.44.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

Included in the table above are 200,000 of options granted outside the A&R Plan. The grants were made pursuant to the NASDAQ inducement grant exception in accordance with NASDAQ Listing Rule 5635(c)(4).
The grant date fair value of each stock option grant was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Nine Months Ended September 30,
	2021	2020
Risk free interest rate	1.00%	0.71%
Expected term (in years)	6.08	6.03
Expected volatility	74.18%	68.77%
Annual dividend yield	0.00%	0.00%
Fair value of common stock	$3.48	$5.64
At September 30, 2021, the unrecognized compensation cost related to unvested stock options expected to vest was $8,570. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 2.31 years.
Restricted Stock Units
The Company has issued service-based and performance-based restricted stock units (RSUs). Vesting generally occurs over a period not greater than four years. Vesting of the performance-based RSUs is subject to the achievement of certain milestones in connection with the Company's development programs.
The following table summarizes the activity related to RSUs granted to employees for the nine months ended September 30, 2021:

Shares
Balance at December 31, 2020	1,491,589
Granted	957,990
Vested and settled	(344,298)
Expired/forfeited/canceled	(91,347)
Balance at September 30, 2021	2,013,934
Expected to vest at September 30, 2021	2,013,934
In March 2021, the Company granted 957,990 RSUs at a grant date fair value of $3.51, all of which were service-based RSUs. No performance-based RSUs were granted in 2021. As of September 30, 2021, the milestones associated with previously granted performance based-RSUs were not probable of achievement, and accordingly, no stock based compensation expense has been recognized for these awards. At September 30, 2021, the unrecognized compensation cost related to unvested service-based RSUs expected to vest was $5,432, to be recognized over an estimated weighted-average amortization period of 2.81 years. The unrecognized compensation cost related to unvested performance-based RSUs was $3,095, which will be recognized commencing in the period in which the performance condition is deemed probable of achievement over the remaining service period.
Included in the table above are 60,000 RSUs granted outside the A&R Plan. The grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).
2017 Employee Stock Purchase Plan
Under the 2017 Plan, shares of Common Stock may be purchased by eligible employees who elect to participate in the 2017 Plan at 85% of the lower of the fair market value of Common Stock on the first or last day of designated offering periods. The Company recognized stock-based compensation expense of $65 and $102 during the three months ended September 30, 2021 and 2020, respectively, and $264 and $389 during the nine months ended September 30, 2021 and 2020, respectively, related to the 2017 Plan.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

The Company calculated the fair value of each option grant and the shares issued under the 2017 Plan on the respective dates of grant using the following weighted average assumptions:

	Nine Months Ended September 30,
	2021	2020
Risk free interest rate	0.07%	0.96%
Expected term (in years)	0.5	0.5
Expected volatility	65.43%	84.55%
Annual dividend yield	0.00%	0.00%

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
•Late in the first quarter of 2020 we began to observe an adverse impact of the COVID-19 pandemic on XHANCE prescription growth and, as a result XHANCE net revenue. Based on third-party prescription data as well as data from Preferred Pharmacy Network (PPN) partners, XHANCE prescriptions increased 11% from first quarter 2020 to second quarter 2020, increased 11% from second quarter 2020 to third quarter 2020, increased 7% from third quarter 2020 to fourth quarter 2020, decreased 2% from fourth quarter 2020 to first quarter 2021, increased 14% from first quarter 2021 to second quarter 2021, and increased 4% from second quarter 2021 to third quarter 2021. Although XHANCE prescriptions and XHANCE net revenue have grown during this COVID-19 period, the rate of growth was below our pre-pandemic expectations. Additionally, the duration and magnitude of the impact of the COVID-19 pandemic on XHANCE prescriptions and XHANCE net revenue remains uncertain and it has, and is likely continue to affect our ability to remain in compliance with our financial covenants under that certain Note Purchase Agreement dated as of September 12, 2019, as amended pursuant to that certain letter agreement dated as of August 13, 2020 and as further amended by that certain First Amendment to Note Purchase Agreement dated as of March 2, 2021 (the Note Purchase Agreement) that we entered into with funds managed by Pharmakon Advisors, LP (Pharmakon), the investment manager of the BioPharma Credit Funds (BioPharma).
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
•Previous guidance related to the expected timing of results from our two ongoing chronic sinusitis clinical trials indicated that top-line results from both trials would be available in the second half of 2021. Pauses in patient enrollment due to factors related to the COVID-19 pandemic have had, and may continue to have, varying effects in different geographies and over time have led to a change in our projected timeline for initial data availability and may lead to additional changes in the future. We completed enrollment in the first of our ongoing chronic sinusitis clinical trials in July 2021 and expect top-line results in the first quarter of 2022. We completed enrollment of subjects in our second clinical trial for chronic sinusitis in October of 2021 and expect top-line results in the second quarter of 2022. For those subjects currently participating in these studies, procedures to facilitate ongoing treatment and capture of data during periods of in-person care restrictions have been put in place.
The full impact of the COVID-19 pandemic, including the potential for and emergence of different strains of the virus, on our business is still unknown. The COVID-19 pandemic is likely to continue to have adverse impacts on XHANCE prescription growth and XHANCE net revenues growth for the remainder of 2021 and into 20222 as result of fewer patients visiting physician offices and restrictions and limitations imposed by physicians' offices on territory manager visits, continued high unemployment adversely affecting demand and payor mix, and on the availability and cost of capital for us to fund our business operations and service our debt. We will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to our operations as necessary.

XHANCE Business Update
We track and report metrics that we believe are an important part of assessing our progress in key strategic areas including:
•XHANCE Prescriptions and Market Share. Based on third-party prescription data as well as data from PPN partners, the total estimated number of XHANCE prescriptions in the third quarter of 2021 was 86,300, which represents 25% growth for prescriptions when compared to estimated third quarter 2020 prescriptions of 69,000. The INS prescription market increased 4% from third quarter 2020 to third quarter 2021 based on third-party prescription data. In addition, the total estimated number of XHANCE prescriptions was 73,900 in the fourth quarter of 2020, 72,600 in the first quarter of 2021 and 82,900 in the second quarter of 2021.
A seasonal effect has historically been observed in the INS prescription market in which market volume generally peaks near the middle of the second quarter and declines into the early part of the third quarter of each calendar year. As the result of the COVID-19 pandemic, the market volume peak and subsequent declines did not follow the normal trends in 2020. Based on third-party prescription data, INS market prescriptions increased 7% from the fourth quarter of 2019 to the first quarter of 2020, decreased 16% from the first quarter of 2020 to the second quarter of 2020, decreased 6% from the second quarter of 2020 to the third quarter of 2020, increased 3% from the third quarter of 2020 to the fourth quarter of 2020, decreased 4% from fourth quarter 2020 to the first quarter of 2021, increased 14% from the first quarter of 2021 to the second quarter of 2021, and decreased 4% from the second quarter of 2021 to the third quarter of 2021.

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
We track the market share of XHANCE within our current target audience. For this purpose, we calculate market share as the proportion of XHANCE prescriptions to the number of prescriptions written for other INS within our current target audience of approximately 18,000 physicians. Our target physician audience includes all ENT and allergy specialist physicians who, based on third-party data, write intranasal steroid spray prescriptions. In addition, our current target audience includes specialty-like primary care physicians called on by our territory managers or kaléo sales representatives. Prior to the fourth quarter 2020 initiation of XHANCE co-promotion by kaléo, our target audience included approximately 10,000 physicians called on by Optinose sales territory managers. We have mutually agreed to terminate our co-promotion agreement with kaléo as of December 31, 2021.
We believe market share, in addition to XHANCE prescription volume, provides important information regarding XHANCE utilization because market share normalizes XHANCE prescriptions for market effects including the INS market seasonality, seasonal variation in patient visits with their doctor, annual deductible resets and annual changes in individual patient's healthcare insurance coverage referenced above. Based on third-party prescription data as well as data from PPN partners, we estimate XHANCE had a market share in our current target audience of 18,000 physicians of 4.9% in the third quarter of 2020, 5.1% in the fourth quarter of 2020, 5.4% in the first quarter of 2021, 5.4% in the second quarter of 2021 and 6.0% in the third quarter of 2021. Note that most of the INS prescriptions written within our target physician audience are for chronic sinusitis, allergic rhinitis and other conditions outside of our nasal polyp indication. Our target physician audience is subject to revision each quarter to account for changes such as revised sales target prioritization, and physician retirements. Changes to the target physician audience can contribute to some of the quarter-over-quarter change in market share.
•XHANCE New Prescriptions and Refill Prescriptions. The underlying disease that we are treating is chronic and, as a result, many patients may fill multiple prescriptions per year. We monitor new prescriptions as they create the potential for future refill prescriptions. Based on third-party prescription data as well as data from PPN partners, the total estimated number of XHANCE new prescriptions in the third quarter of 2021 was 27,900, which represents 22% growth for new prescriptions when compared to estimated third quarter 2020 new prescriptions of 23,000. In addition, the total estimated number of XHANCE new prescriptions was 24,600 in the fourth quarter of 2020, 25,900 in the first quarter of 2021 and 29,000 in the second quarter of 2021. Based on third-party prescription data, the INS market for new prescriptions increased 9% from the third quarter of 2020 to the third quarter of 2021 and decreased 4% from the second quarter of 2021 to the third quarter of 2021.
We track refill prescriptions and provide patient assistance to support refill programs that are administered by our PPN partners. Based on third-party prescription data as well as data from PPN partners, the total estimated number of XHANCE refill prescriptions in the third quarter of 2021 was 58,400, which represents 27% growth for refill prescriptions when compared to estimated third quarter 2020 refill prescriptions of 46,100. In addition, the total estimated number of XHANCE refill prescriptions was 49,300 in the fourth quarter of 2020, 46,700 in the first quarter of 2021 and 53,900 in the second quarter of 2021.
•Prescribing Breadth and Depth. We track the number of physicians who prescribe XHANCE in a time period to evaluate the breadth of prescribing. Based on third-party prescription data as well as data from PPN partners, the total estimated number of physicians who had at least one patient fill a prescription for XHANCE in the third quarter of 2021 was 7,196, which represents 12% growth when compared to the estimated 6,443 physicians who had at least one patient fill a prescription for XHANCE in the third quarter of 2020. In addition, the total estimated number of physicians who had at least one patient fill a prescription for XHANCE was 6,708 in the fourth quarter of 2020, 6,920 in the first quarter of 2021 and 7,188 in the second quarter of 2021.

We also track the number of prescriptions filled by a prescribing physician's patients in a time period to evaluate depth of prescribing. Based on third-party prescription data as well as data from PPN partners, the total estimated number of physicians who had more than 15 XHANCE prescriptions filled by their patients in the third quarter of 2021 was 1,459, which represents 27% growth when compared to the estimated 1,153 physicians who had more than 15 XHANCE prescriptions filled by their patients in the third quarter of 2020. In addition, the total estimated number of physicians who had more than 15 XHANCE prescriptions filled by their patients was 1,275 in the fourth quarter of 2020, 1,285 in the first quarter of 2021 and 1,414 in the second quarter of 2021.
•XHANCE Net Product Revenues per Prescription. We calculate average net product revenues per prescription, one metric that we use to gauge the profitability of XHANCE, by dividing net product revenues for the quarter by the estimated number of XHANCE prescriptions dispensed during the quarter. Average XHANCE net product revenues per prescription were $253 in the third quarter of 2021 which represents an approximately 13% increase when compared to the $224 average XHANCE net product revenues per prescription in the third quarter of 2020. In addition, average XHANCE net revenues per prescription were $211 in the fourth quarter of 2020, $151 in the first quarter of 2021 and $221 in the second quarter of 2021.
Sales, Marketing & Distribution
We have established a commercial infrastructure designed to drive adoption and sales of XHANCE with healthcare professionals who treat patients with nasal polyps. We believe that approximately 15,000 physicians treat an estimated 3.5 million chronic rhinosinusitis patients, an estimated 1.2 million of whom have chronic rhinosinusitis with nasal polyps.
Customer Model.  We have a sales force of approximately 100 territory managers who target over 10,000 ENTs, allergists and “specialty-like” primary care physicians, and we target additional physicians through digital and non-personal promotion in areas where we do and do not have territory managers. In addition, we initiated a co-promotion agreement with kaléo in October 2020 to promote XHANCE to an audience of up to 6,000 prescribers, about half of whom are outside of our current called-on universe. Our sales team, and the sales team of our co-promotion partner, are equipped with educational materials demonstrating the benefit and safety profile of XHANCE. We have mutually agreed to terminate our co-promotion agreement with kaléo as of December 31, 2021. We believe that in the long term, direct-to-consumer (DTC) advertising could be an effective way to increase XHANCE prescription growth.
XHANCE Co-Pay Savings Program. We believe our co-pay savings program provides an affordability solution for patients that physicians will support. This program provides patient co-pay assistance including a first prescription for as little as no out-of-pocket cost ($0 co-pay) to eligible commercially insured patients and low subsequent co-pays for refills ranging from $0 to $50 per XHANCE unit.
Market Access.  Based on currently available third-party data and our internal analyses as of September 30, 2021, we believe that greater than 75% of commercially insured lives are currently in a plan that covers XHANCE. However, payors may change coverage levels for XHANCE, positively or negatively, at any time. Additionally, payors generally impose restrictions on access to or usage of XHANCE, such as by requiring prior authorizations or "step-edits". For example, insurers may require that a patient first use a generic INS prior to becoming eligible for coverage for XHANCE. Some healthcare providers may not complete the administrative process required to demonstrate or document that the patients for whom XHANCE has been prescribed meet the payors’ utilization management criteria (i.e., prior authorizations or step-edits) and, as a result, patients may not gain access to XHANCE treatment. In our contract negotiations with payors we seek to balance patient access and affordability, breadth of coverage, payor utilization management and rebates levels. We have also contracted with the Centers for Medicare and Medicaid Services for coverage of certain government insured lives and continue to expand XHANCE market access for other government-insured populations.
Trade and Distribution We currently sell XHANCE primarily to PPN partners. We established this channel to offer patients the option of filling prescriptions through a network of preferred pharmacies that may be able to better serve the needs of patients through services including delivery of XHANCE by mail and performing certain patient services such as patient insurance benefit verification. We also sell XHANCE to wholesale pharmaceutical distributors, who, in turn, sell XHANCE to retail pharmacies, hospitals and other customers. We have contracted with a third-party logistics provider for key services related to logistics, warehousing and inventory management, and distribution. Further, our third-party logistics provider provides customer order fulfillment services and accounts receivable management.

XHANCE Development
In addition to XHANCE’s existing indication for the treatment of nasal polyps, in order to broaden our U.S. market opportunity, we initiated a clinical trial program in pursuit of a follow-on indication for the treatment of chronic sinusitis. We believe XHANCE has the potential to be the first drug therapy approved by the FDA for the treatment of chronic sinusitis. We expect the program will be comprised of two Phase 3b clinical trials, the first of which was initiated in the fourth quarter of 2018 and completed enrollment of approximately 330 subjects in July of 2021, and the second of which was initiated in the second quarter of 2019 and completed enrollment of approximately 210 subjects in October of 2021.
In April 2021, we completed a previously planned, blinded interim analysis to assess the variance in one of the two co-primary endpoints (change in Composite Score of Nasal Symptoms from baseline to week 4) in our first clinical trial for chronic sinusitis. The analysis was performed on blinded interim data from approximately half of the initial estimated enrollment of 378 patients. The result of this interim analysis was that the observed variance in this endpoint was lower than the variance assumed when we estimated sample size for statistical powering during the initial design of the trial.
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

In third quarter 2021, we completed previously planned, blinded interim analysis to assess the variance in the two co-primary endpoints in our second clinical trial for chronic sinusitis. The analysis was performed on blinded interim data from patients for whom data was available. For the Composite Score of Nasal Symptoms data was available for approximately one-half of the initial estimated enrollment of 399 patients and for the change in average percent opacification of volume by CT scan data was available for approximately one-third of the initial estimated enrollment of 399 patients. The result of these interim analyses was that the observed variance in these endpoints is lower than the variance assumed when we estimated sample size for statistical powering during the initial design of the study. Based on the results of these two interim analyses, and our assumptions and estimates relating to the trial, we anticipate that the initial targeted statistical power will be achieved with the approximately 210 patients currently enrolled in the trial.

For clarity, all of these interim analyses were blinded to treatment group and therefore could not evaluate the magnitude of difference, if any, between treatment groups. Accordingly, these interim analyses were not designed to, and do not, provide evidence regarding possible superiority of active treatment over placebo or success of the trials.

We expect top-line results from the first of our two ongoing Phase 3b chronic sinusitis clinical trials in the first quarter of 2022 and from the second clinical trial in the second quarter of 2022.

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

In July 2021, we received approval from regulatory authorities in Mexico to conduct a randomized, proof-of-concept trial in Mexico in subjects who have tested positive for SARS-CoV-2 infection, who were recently infected, and who have mild or no symptoms. The trial is intended to evaluate both the magnitude and duration of viral load reduction after a single dose of OPN-019. Recruitment in this trial is currently paused while specimen-handling and laboratory procedures in Mexico undergo further evaluation.

Should proof-of-concept data suggest benefits, we expect to use the data to support pursuit of grants, partnerships, and/or other sources of capital that would be necessary to fund future development of OPN-019.

Financial Operations Overview
The following discussion sets forth certain components of our consolidated statements of operations as well as factors that impact those items.
Net product revenues
Sales of XHANCE generated $21.8 million and $15.4 million in net product revenues for the three months ended September 30, 2021 and 2020, respectively, and $51.1 million and $32.8 million for the nine months ended September 30, 2021 and 2020, respectively. In accordance with GAAP, we determine net product revenues for XHANCE, with specific assumptions for variable consideration components including but not limited to trade discounts and allowances, co-pay assistance programs and payor rebates.
Based on available XHANCE prescription data purchased from third parties and data from our PPN partners, who collectively dispensed more than 85% of our total prescriptions (TRxs) in the period, our average net product revenues per prescription for the second quarter of 2021 was $253, an increase compared to average net product revenues per prescription of $221 in second quarter of 2021 and an increase compared to $224 in the third quarter of 2020.
The increase in average net product revenues per prescription from the second quarter of 2021 to the third quarter of 2021 is a consequence of reduced co-pay support under our assistance programs as the result of patients' meeting their out-of-pocket expense thresholds and the effect of reduced rebate rates, including a one-time refund of disputed rebates.
The increase in average net product revenues per prescription from the third quarter of 2020 to the third quarter of 2021 is driven largely by changes in 2021 to our co-pay assistance plan that were intended to increase revenues per prescription by reducing the rate of growth in prescription fills by commercially insured patients in plans that do not cover XHANCE, while sustaining growth in covered plans, as well as the absence of a one-time co-pay assistance program that was available to new patients in the second quarter of 2020.
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
We expect full year 2021 net product revenues to be $71.0 to $75.0 million. Previously, we expected full year 2021 net product revenues to be at least $80 million. The reduction in our net product revenue expectations for 2021 is primarily the result of the continuing adverse impact of the COVID-19 pandemic on XHANCE prescription and XHANCE net product revenue growth rates.
We expect average net product revenues per prescription for the full year of 2021 will exceed $210. Previously, we expected full year 2021 net product revenues per prescription to be greater than $200. Factors supporting this expected growth include patients meeting their out-of-pocket expense thresholds, expected improvements in insurance coverage and continued strength in the proportion of prescription refills.

The duration and magnitude of the negative impact from the COVID-19 pandemic has, and is likely to continue to, affect our ability to remain in compliance with certain of the financial covenants in the Note Purchase Agreement, including the requirement to achieve at least $80.0 million in consolidated XHANCE net product sales and royalties for the trailing twelve-month period ending December 31, 2021. If we do not achieve $80.0 million in consolidated XHANCE net product sales and royalties for the trailing twelve-month period ending December 31, 2021 and we are unable to obtain a waiver or modification to this financial covenant, we will be in breach of a financial covenant of the Note Purchase Agreement, which will constitute an event of default under the terms of the Note Purchase Agreement. If the holders of the notes issued pursuant to the Note Purchase Agreement (the Pharmakon Senior Secured Notes) elect to accelerate the repayment of all unpaid principal and accrued interest under such holders’ Pharmakon Senior Secured Notes, we may need to delay or curtail our operations. Our assets or cash flow may not be sufficient to fully repay our obligations under the Note Purchase Agreement if the obligations thereunder are accelerated upon any events of default.
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
Sales and marketing expenses include our sales team and supporting promotional materials, digital promotion, peer-to-peer education, congresses / conventions, samples, and marketing activities targeted towards health care providers, payors and patients/consumers, including initiatives and fees related to our co-promotion efforts. Additionally, sales and marketing-related expenses include fees paid to our PPN partners for services unrelated to traditional distribution functions, such as data fees, benefit claims adjudication and other enhanced services performed as part of our PPN.
Interest (income) expense
Interest (income) expense consists of interest earned on our cash and cash equivalents held with institutional banks and interest expense is primarily related to the Note Purchase Agreement.
Other (income) expense
Other (income) expense consists primarily of foreign currency (income) losses due to exchange rate fluctuations on transactions denominated in a currency other than our functional currency.
Consolidated Results of Operations
Comparison of three months ended September 30, 2021 and 2020
The following table sets forth our selected consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended September 30,
	2021	2020
Revenues:
Net product revenues	$21,826	$15,436
Licensing revenues	—	—
Total revenues	21,826	15,436
Costs and expenses:
Cost of product sales	2,411	2,221
Research and development	6,654	6,524
Selling, general and administrative	25,801	24,575
Total operating expenses	34,866	33,320
Loss from operations	(13,040)	(17,884)
Other (income) expense:
Interest (income) expense	4,063	3,319
Other (income) expense	14	11
Total other (income) expense	4,077	3,330
Net loss	$(17,117)	$(21,214)
Net product revenues
Net product revenues related to sales of XHANCE were $21.8 million and $15.4 million for the three months ended September 30, 2021 and 2020, respectively. Revenue growth is attributable primarily to an increase in units sold to customers as a result of a greater number of XHANCE prescriptions dispensed as well as an increase in our average net selling price during the three months ended September 30, 2021.

Cost of product sales
Cost of product sales related to XHANCE were $2.4 million and $2.2 million for the three months ended September 30, 2021 and 2020, respectively, with the increase attributed primarily to an increase in units sold to customers during the period.
Research and development expense
Research and development expense was $6.7 million and $6.5 million for the three months ended September 30, 2021 and 2020, respectively. The $0.2 million increase was attributable primarily to a $0.6 million increase in clinical expenses related to the conduct of our clinical trials of XHANCE for the treatment of chronic sinusitis. This increase was offset by a $0.4 million decrease in device development costs associated with our OPN-019 development program.
Selling, general and administrative expense
Selling, general and administrative expense was $25.8 million and $24.6 million for the three months ended September 30, 2021 and 2020, respectively. The $1.2 million increase was due primarily to:
▪a $0.7 million increase in travel and meeting expenses as a result of COVID-19 restrictions starting to lift in 2021;
▪a $0.6 million increase in marketing and co-promotion costs; and
▪a $0.5 million increase in legal and professional fees, including D&O insurance.
This increase was offset by a decrease of $0.6 million in payroll and related costs.
Interest (income) expense, net
Interest (income) expense, net, was $4.1 million and $3.3 million for the three months ended September 30, 2021 and 2020, respectively, which was primarily comprised of interest expense on the Pharmakon Senior Secured Notes during both periods. The increase was related to increased principal balance of the Pharmakon Senior Secured Notes.
Comparison of nine months ended September 30, 2021 and 2020
The following table sets forth our selected consolidated statements of operations data for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2021	2020
Revenues:
Net product revenues	$51,143	$32,770
Licensing revenues	1,000	—
Total revenues	52,143	32,770
Costs and expenses:
Cost of product sales	6,576	5,276
Research and development	20,058	16,930
Selling, general and administrative	80,293	77,332
Total operating expenses	106,927	99,538
Loss from operations	(54,784)	(66,768)
Other (income) expense:
Interest (income) expense	11,917	9,110
Other (income) expense	(29)	44
Total other (income) expense	11,888	9,154
Net loss	$(66,672)	$(75,922)
Net product revenues
Net product revenues related to sales of XHANCE were $51.1 million and $32.8 million for the nine months ended September 30, 2021 and 2020, respectively. Revenue growth is attributable primarily to an increase in units sold to customers as a result of a greater number of XHANCE prescriptions dispensed as well as an increase in our average net selling price during the nine months ended September 30, 2021.
Licensing revenues
Licensing revenues were $1.0 million for the nine months ended September 30, 2021 as a result of the milestone payment received under the terms of the Currax License Agreement. No licensing revenue was recognized during the nine months ended September 30, 2020.
Cost of product sales
Cost of product sales related to XHANCE were $6.6 million and $5.3 million for the nine months ended September 30, 2021 and 2020, respectively, with the increase attributed primarily to an increase in units sold to customers during the period.
Research and development expense
Research and development expense was $20.1 million and $16.9 million for the nine months ended September 30, 2021 and 2020, respectively. The $3.2 million increase was attributable primarily to a $4.0 million increase in clinical expenses related to the conduct of our clinical trials of XHANCE for the treatment of chronic sinusitis. This increase was offset by a $0.8 million decrease in personnel costs and device development costs associated with our OPN-019 development program.
Selling, general and administrative expense
Selling, general and administrative expense was $80.3 million and $77.3 million for the nine months ended September 30, 2021 and 2020, respectively. The $3.0 million increase was due primarily to:
▪a $1.7 million increase in marketing, travel and meeting expenses as a result of COVID-19 restrictions starting to lift in 2021;
▪a $1.6 million increase in volume-based PPN administrative fees and co-promotion costs; and
▪a $1.0 million increase in legal and professional fees, including D&O insurance.
This increase was offset by a $1.3 million decrease in personnel expenses.
Interest (income) expense, net
Interest (income) expense, net, was $11.9 million and $9.1 million for the nine months ended September 30, 2021 and 2020, respectively, which was primarily comprised of interest expense on the Pharmakon Senior Secured Notes during both periods. The increase was primarily related to increased principal balance of the Pharmakon Senior Secured Notes as well as a decrease in interest income earned on cash deposits.
Liquidity and Capital Resources
Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. We incurred net losses of $66.7 million and $75.9 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $594.4 million. We have funded our operations primarily through the sale and issuance of stock and debt, as well as through licensing revenues. As of September 30, 2021, we had $84.2 million in cash and cash equivalents.
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(60,219)	$(67,050)
Net cash used in investing activities	(38)	(460)
Net cash provided by financing activities	310	63,502
Effects of exchange rates on cash and cash equivalents	2	(11)
Net decrease in cash, cash equivalents and restricted cash	$(59,945)	$(4,019)
Operating activities

Cash used in operating activities decreased by $6.9 million, from $67.1 million for the nine months ended September 30, 2020 to $60.2 million for the nine months ended September 30, 2021. The decrease in cash used in operating activities was attributable to an increase in revenue, offset by an increase in expenses and net working capital. The increase in expenses was primarily attributable to an increase in clinical trial-related expenses in pursuit of a follow-on indication for XHANCE for the treatment of chronic sinusitis, and the increase in net working capital was due to an increase in inventory production during the nine months ended September 30, 2021.
Investing activities
Cash used in investing activities decreased by $0.4 million from the nine months ended September 30, 2020 to the nine months ended September 30, 2021. Purchases of equipment during the nine months ended September 30, 2020 of $0.5 million decreased in the nine months ended September 30, 2021 to $0.2 million, which was offset by $0.1 million of proceeds from the sale of manufacturing equipment.
Financing activities
Cash provided by financing activities was $0.3 million for the nine months ended September 30, 2021. Cash provided by financing activities was $63.5 million for the nine months ended September 30, 2020. Cash provided by financing activities for the nine months ended September 30, 2020 was primarily driven by the receipt of $30.0 million from the issuance of the First Delayed Draw Notes under the Pharmakon Senior Secured Notes and $33.6 million from the sale of common stock . Cash provided by financing activities for the nine months ended September 30, 2021 was driven by proceeds from the issuance of common stock under the 2017 Plan.
Senior Secured Note Purchase Agreement
On September 12, 2019 (the Closing Date), we entered into the Note Purchase Agreement (the Note Purchase Agreement) with funds managed by Pharmakon, the investment manager of BioPharma. The Note Purchase Agreement provided us with $130.0 million in debt financing, of which $80.0 million was issued on the Closing Date, $30.0 million was issued on February 13, 2020 and $20.0 million was issued on December 1, 2020.

On August 13, 2020, we entered into a letter agreement (the Pharmakon Letter Agreement) to the Note Purchase Agreement. The Pharmakon Letter Agreement provided us with the option to issue additional Pharmakon Senior Secured Notes, subject to us achieving specified consolidated XHANCE net sales and royalties for the quarter ended June 30, 2021 and certain other conditions. As consideration for the Pharmakon Letter Agreement, we issued 44,643 shares of Common Stock to Pharmakon. The aggregate fair value of $250,000 was recorded as debt issuance costs and is being amortized to interest expense over the five-year term of the Pharmakon Senior Secured Notes. We are no longer eligible for the additional Pharmakon Senior Secured Notes as the requisite conditions were not satisfied as of June 30, 2021.
On March 2, 2021, we entered into the first amendment (the First Amendment) to the Note Purchase Agreement. The First Amendment revised certain minimum trailing twelve-month consolidated XHANCE net sales and royalties we are required to achieve. As consideration for the First Amendment, we will pay an amendment fee of $1.3 million upon the earlier of the prepayment of the Pharmakon Senior Secured Notes and September 12, 2024.
The Pharmakon Senior Secured Notes bear interest at a fixed per annum rate of 10.75% and are scheduled to mature on September 12, 2024 (the Maturity Date). We are required to make quarterly interest payments until the Maturity Date. We are also required to make principal payments, which are payable in eight equal quarterly installments beginning on December 15, 2022 and continuing until the Maturity Date; provided that we may, at our election, postpone any such principal payment until the Maturity Date if, as of the applicable payment date, certain minimum trailing four-quarter consolidated XHANCE net sales and royalties thresholds have been achieved.

We are required to repay the Pharmakon Senior Secured Notes in full upon the occurrence of a change of control (as defined in the Note Purchase Agreement). In addition, we may make voluntary prepayments in whole or in part. All mandatory and voluntary prepayments are subject to the payment of prepayment premiums as follows: (i) if prepayment occurs prior to the third anniversary of the Closing Date, an amount equal to 2% of the principal prepaid, (ii) if prepayment occurs on or after the third anniversary of the Closing Date but prior to the fourth anniversary of the Closing Date, an amount equal to 1% of the principal prepaid; and (iii) if prepayment occurs on or after the fourth anniversary of the Closing Date, no prepayment premium is required. We are also required to pay a "make-whole" amount in respect of any principal prepayments (whether mandatory or voluntary) made prior to the 30-month anniversary of the issuance of the applicable Pharmakon Senior Secured Note, in an amount equal to the interest that would have accrued through the 30-month anniversary in respect of such note but for such principal prepayment.

The Pharmakon Senior Secured Notes are secured by a pledge of substantially all of our assets and the Note Purchase Agreement contains affirmative and negative covenants customary for financings of this type, including limitations on our and our subsidiaries’ ability, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, grant certain license rights to our products, technologies and other intellectual property rights; pay dividends and distributions, repay junior indebtedness and enter into affiliate transactions, in each case, subject to certain exceptions. In addition, the Note Purchase Agreement contains financial covenants requiring us to maintain at least $30.0 million of cash and cash equivalents.
The Note Purchase Agreement also includes events of default customary for financings of this type, in certain cases subject to customary periods to cure, following which BioPharma may accelerate all amounts outstanding under the Pharmakon Senior Secured Notes.
Projected 2021 operating expenses
We expect that our total GAAP operating expenses (consisting of selling, general & administrative expenses and research & development expenses) for 2021 will be between $132.0 million and $137.0 million, of which approximately $10.0 million is expected to be non-cash stock-based compensation expense. As a result, total GAAP operating expenses, excluding non-cash stock-based compensation expense, are expected to be between $122.0 million and $127.0 million. An increase in expenses from 2020 to 2021 is anticipated due primarily to an increase in fees paid to our PPN partners associated with higher projected XHANCE prescription volumes and an increase in research and development expenses related to our clinical trial program in pursuit of a follow-on indication for XHANCE for the treatment of chronic sinusitis.
Future funding requirements
We expect to continue to incur significant expenses in connection with our ongoing activities, particularly as we:
▪maintain our sales force and the commercial infrastructure to support the sales and marketing for XHANCE;
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
▪service our debt obligations under the Pharmakon Senior Secured Notes issued in September 2019, February 2020 and December 2020, including in connection with any potential events of default and subsequent acceleration of payment in full;
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
▪the costs of maintaining our sales force;
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
▪the extent to which we in-license, acquire or otherwise partner in development or commercialization of other products, product candidates or technologies; and
▪maintain infrastructure necessary to operate as a publicly-traded, FDA-regulated commercial-stage company.
Although it is difficult to predict our future liquidity requirements, we will likely require additional capital in the future secured through equity or debt financings, partnerships, collaborations, or other sources in order to meet the debt service obligations under our outstanding Pharmakon Senior Secured Notes, including repayment, and to carry out our planned development and commercial activities. We believe that our existing cash and cash equivalents will be sufficient to maintain the minimum cash balance required under the Note Purchase Agreement and to fund our operations for at least twelve months from the filing date of this Quarterly Report on Form 10-Q if, in the event of a default, the holders of the Pharmakon Senior Secured Notes do not elect to accelerate repayment of all unpaid principal and accrued interest under the Note Purchase Agreement; however, we will likely require additional capital to fund operations beyond twelve months and to continue to service our debt obligations under the Note Purchase Agreement. Financial capital, secured through equity financings, partnerships, collaborations, or other sources, may not be available on a timely basis, on favorable terms, or at all, and such capital, if raised, may not be sufficient to meet our debt service obligations, including repayment, or enable us to continue to implement our long-term business strategy. Furthermore, if we do not achieve $80 million of consolidated XHANCE net sales and royalties for the trailing twelve-month period ending December 31, 2021 and we are unable to obtain a waiver or modification to this financial covenant, we will be in breach of a financial covenant under the Note Purchase Agreement, which will constitute an event of default under the terms of the Note Purchase Agreement. If the holders of the Pharmakon Senior Secured Notes elect to accelerate the repayment of all unpaid principal and accrued interest under such holders’ Pharmakon Senior Secured Notes we may need to delay or curtail our operations. These factors raise substantial doubt about our ability to continue as a going concern. Additionally, we may fail to satisfy our financial covenants in the future, may never become profitable, or if we do, may not be able to sustain profitability on a recurring basis.
Off-balance sheet arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Contractual obligations and commitments
The following table summarizes our contractual obligations at September 30, 2021:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating leases(1)	$2,747	$1,080	$1,667	$—	$—
Long-term debt(2)	161,395	14,169	145,926	1,300	—
Total	$164,142	$15,249	$147,593	$1,300	$—
(1) Reflects obligations pursuant to our office leases in Yardley, Pennsylvania, Ewing, New Jersey and Oslo, Norway and leases of certain other equipment.

(2) Reflects principal, interest obligations and exit fees pursuant to the Note Purchase Agreement entered into on September 12, 2019 (the Closing Date). The Pharmakon Senior Secured Notes bear interest at 10.75% and are scheduled to mature on September 12, 2024 (the Maturity Date). We are required to make quarterly interest payments until the Maturity Date. Principal payments are payable in eight equal quarterly installments beginning on December 15, 2022 and continuing until the Maturity Date; provided that we may, at our election and upon achieving certain minimum trailing four-quarter consolidated XHANCE net sales and royalties, postpone any such amortization payment until the Maturity Date. The Note Purchase Agreement includes events of default customary for financings of this type (including, among others, failure to comply with affirmative, negative and financial covenants), in certain cases subject to customary periods to cure, following which BioPharma may accelerate all amounts outstanding under the Pharmakon Senior Secured Notes.

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
Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
We are not currently a party to any legal proceedings.
ITEM 1A. RISK FACTORS
Except as set forth below, there have been no material changes to the risk factors previously disclosed in Part I, “Item 1A, Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 3, 2021.

Risks Related to Our Financial Position and Capital Resources

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

As of September 30, 2021, we had cash and cash equivalents of $84.2 million. Our accumulated deficit as of September 30, 2021 was $594.4 million. We have incurred significant net losses since inception and also expect to incur substantial losses in future periods. Our continuation as a going concern is dependent on our ability to maintain compliance with our financial covenants under that certain Note Purchase Agreement dated as of September 12, 2019, as amended pursuant to that certain letter agreement dated as of August 13, 2020 and as further amended by that certain first amendment to the Note Purchase Agreement dated as of March 2, 2021 (the Note Purchase Agreement) that we entered into with funds managed by Pharmakon Advisors, LP (Pharmakon), the investment manager of the BioPharma Credit Funds (BioPharma) and our ability to generate sufficient cash flows from operations to meet our obligations and/or obtain additional financing from our stockholders or other sources, as may be required. In March 2021, the Note Purchase Agreement was amended to revise certain covenants relating to minimum trailing twelve-month consolidated XHANCE net sales and royalties, including the requirement to achieve at least $80.0 million for the trailing twelve-month period ending December 31, 2021.

As of the filing of this quarterly report on Form 10-Q, we expect consolidated XHANCE net sales and royalties for the trailing twelve-month period ending December 31, 2021 to be between $71.0 million and $75.0 million. If we do not achieve $80.0 million of consolidated XHANCE net sales and royalties for the trailing twelve-month period ending December 31, 2021 and we are unable to obtain a waiver or modification to this financial covenant, we will be in breach of a financial covenant of the Note Purchase Agreement as of December 31, 2021, which will constitute an event of default under the terms of the Note Purchase Agreement. If the holders of the senior secured notes issued pursuant to the Note Purchase Agreement (Pharmakon Senior Secured Notes) elect to accelerate the repayment of all unpaid principal and accrued interest under such holders’ Pharmakon Senior Secured Notes as described below, we may be forced to delay or reduce the scope of our development programs and clinical trials, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. These factors raise substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment. Future reports of our independent registered public accounting firm may contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all.

Our failure to comply with the covenants or other terms of the Note Purchase Agreement, including but not limited to as a result of events beyond our control, could result in a default under the Note Purchase Agreement that could materially and adversely affect the ongoing viability of our business.

On September 12, 2019 (the Closing Date), we entered into the Note Purchase Agreement that provided for the issuance of up to $150.0 million of the Pharmakon Senior Secured Notes, of which $80.0 million were issued on the Closing Date, $30.0 million were issued on February 13, 2020, and $20.0 million were issued on December 1, 2020. An additional $20.0 million was available to us, but we did not meet the requirements to issue those additional Pharmakon Senior Secured Notes. On August 13, 2020, we entered into a letter agreement to the Note Purchase Agreement that provided us with the option to issue an additional $20.0 million of Pharmakon Senior Secured Notes, subject to achieving $26.0 million in consolidated XHANCE net sales and royalties in the quarter ended June 30, 2021 and certain other conditions. We are no longer eligible for the additional Pharmakon Senior Secured Notes as the requisite conditions were not satisfied as of June 30, 2021.

The Pharmakon Senior Secured Notes bear interest at a fixed per annum rate of 10.75% and are scheduled to mature on September 12, 2024 (the Maturity Date). We are required to make quarterly interest payments until the Maturity Date. We are also required to make principal payments, which are payable in eight equal quarterly installments beginning on December 15, 2022 and continuing until the Maturity Date; provided that we may elect to postpone any such principal payment until the Maturity Date if, as of the applicable payment date, certain minimum trailing four-quarter consolidated XHANCE net sales and royalties thresholds have been achieved. The Pharmakon Senior Secured Notes are guaranteed by OptiNose, Inc. and our subsidiaries and are secured by a pledge of substantially all of our and their assets.

The Note Purchase Agreement, as amended, contains various covenants that limit our ability to engage in specified types of transactions without our lenders’ prior consent, as well as financial covenants that require us to maintain at least $30.0 million of cash and cash equivalents in certain deposit accounts and require us to achieve certain minimum trailing twelve-month consolidated XHANCE net sales and royalties, tested on a quarterly basis. We are currently required to achieve consolidated XHANCE net sales and royalties of $80.0 million for the trailing twelve-month period ending December 31, 2021; $90.0 million, $98.75 million, $102.5 million, and $106.25 million for the trailing twelve-month periods ending March 31, June 30, September 30 and December 31, 2022, respectively; and increasingly higher quarterly requirements for calendar year 2023.

As of the filing of this quarterly report on Form 10-Q, we expect consolidated XHANCE net sales and royalties for the trailing twelve-month period ending December 31, 2021 to be between $71.0 million and $75.0 million. If we do not achieve $80.0 million of consolidated XHANCE net sales and royalties for the trailing twelve-month period ending December 31, 2021 and we are unable to obtain a waiver or modification to this financial covenant, we will be in breach of a financial covenant of the Note Purchase Agreement as of December 31, 2021, which will constitute an event of default under the terms of the Note Purchase Agreement. If the holders of the Pharmakon Senior Secured Notes elect to accelerate the repayment of all unpaid principal and accrued interest under such holders’ Pharmakon Senior Secured Notes, as described in the next paragraph, we may be forced to delay or reduce the scope of our development programs and clinical trials, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. These factors raise substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment.

Each holder of the Pharmakon Senior Secured Notes may elect to accelerate the repayment of all unpaid principal and accrued interest under such holders’ Pharmakon Senior Secured Notes upon consummation of a specified change of control transaction or occurrence of certain events of default (as specified in the Note Purchase Agreement), including, among other things:
•our default in a payment obligation under the Pharmakon Senior Secured Notes;
•our breach of the restrictive covenants or other terms of the Pharmakon Senior Secured Notes;
•our breach of reporting obligations;
•our failure to properly maintain the collateral;
•any circumstance that could reasonably be expected to have a material adverse effect (as defined in the Note Purchase Agreement) on us;
•certain regulatory and/or commercial actions that causes an ongoing delay in commercialization of XHANCE; and
•certain specified insolvency and bankruptcy-related events.

Subject to any applicable cure period set forth in the Pharmakon Senior Secured Notes, all amounts outstanding with respect to the Pharmakon Senior Secured Notes (principal and accrued interest), as well as any applicable prepayment premiums or interest “make-whole” payments, would become due and payable immediately upon an event of default at a default interest rate of 13.75%. Our assets or cash flow may not be sufficient to fully repay our obligations under the Pharmakon Senior Secured Notes if the obligations thereunder are accelerated upon any events of default. The duration and magnitude of the negative impact from the COVID-19 pandemic on XHANCE net revenues has previously affected, and could affect in the future, our ability to meet the consolidated XHANCE net product sales and royalties threshold to remain in compliance with our financial covenants. Further, if we are unable to repay, refinance or restructure our obligations under the Pharmakon Senior Secured Notes, or obtain a waiver or modification to the financial covenants under the Note Purchase Agreement, the holders of such Pharmakon Senior Secured Notes could proceed to protect and enforce their rights under the Pharmakon Senior Secured Notes by exercising such remedies (including foreclosure on the assets securing our obligations under the Pharmakon Senior Secured Notes and the Note Purchase Agreement) as are available to the holders thereunder and in respect thereof under applicable law, either by suit in equity or by action at law, or both, whether for specific performance of any covenant or other agreement contained in the Pharmakon Senior Secured Notes or in aid of the exercise of any power granted in the Pharmakon Senior Secured Notes. Any such action would materially and adversely affect the ongoing viability of our business.

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

In March 2020, we modified our business practices and transitioned to a full-time, virtual work environment in which all employees were encouraged to work from their place of residence if their job functions allowed, and all work-related travel was temporarily discontinued. A significant portion of the physicians' offices in which our territory managers detail XHANCE either were closed, had reduced patient flow or temporarily stopped sales representatives’ visits, which has hindered our ability to detail XHANCE to physicians' offices. Late in the first quarter of 2020, we began to observe an adverse impact of the COVID-19 pandemic on XHANCE prescription growth and net revenues, and we subsequently withdrew our previous XHANCE revenue guidance for 2020. This adverse impact on our revenues was most pronounced during the “shelter-in-place” mitigation efforts that were prevalent from late-March through May 2020. Where permitted by governmental requirements and the policies of physician offices, our territory managers began to return to in-person detailing of physicians in May and June 2020, however, many restrictions remain and some physicians' offices are still not accepting visits from sales representatives and others are limiting or placing restrictions on visits, which has negatively impacted our ability to drive prescription growth from the physicians targeted by our sales representatives. If our territory managers continue to have a limited ability to meet in person with physicians and if patients’ visits to doctors continue to be limited, XHANCE prescription growth and net revenues will continue to be adversely impacted. We expect these impacts of the COVID-19 pandemic to negatively impact XHANCE product revenues for the remainder of 2021 and into 2022. In addition, reduced patients visiting physician officers, changes in insurance coverage or reimbursement levels by governmental authorities, private health insurers and other third-party payors, or in the type of such coverage held by patients, due to the impacts of the COVID-19 pandemic, including the impact on U.S unemployment rates, may also negatively impact XHANCE prescription growth and net revenues.

The duration and magnitude of the negative impact from the COVID-19 pandemic on XHANCE net revenues could also affect our ability to remain in compliance with our financial covenants. As of the filing of this quarterly report on Form 10-Q, we expect consolidated XHANCE net sales and royalties for the trailing twelve-month period ending December 31, 2021 to be between $71.0 million and $75.0 million. If we do not achieve $80.0 million of consolidated XHANCE net sales and royalties for the trailing twelve-month period ending December 31, 2021 and we are unable to obtain a waiver or modification to this financial covenant, we will be in breach of a financial covenant of the Note Purchase Agreement as of December 31, 2021, which will constitute an event of default under the terms of the Note Purchase Agreement. If the holders of the Pharmakon Senior Secured Notes elect to accelerate the repayment of all unpaid principal and accrued interest under such holder’s Pharmakon Senior Secured Note, we may be forced to delay or reduce the scope of our development programs and clinical trials, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. Furthermore, capital markets in the U.S. and around the world have also been negatively impacted by COVID-19; if market conditions continue to be volatile, it may harm our business, including our ability to obtain future financing.

Our ability to enroll patients and retain principal investigators and site staff for our ongoing clinical trials have been, and could continue to be, impaired due to the COVID-19 outbreak in their geographic areas, the prioritization of medical resources toward the COVID-19 pandemic, or as a result of quarantines and other restrictions that interrupt healthcare services. For example, previous guidance related to the expected timing of results from our ongoing chronic sinusitis trials indicated that top-line results from both trials would be available in the second half of 2021. Pauses or delays in patient enrollment due to factors related to COVID-19 have had, and may continue to have, varying effects in different geographies and over time have led to a change in our projected timeline for initial data availability and may lead to additional changes in the future. We now expect top-line from the first of our two ongoing Phase 3b chronic sinusitis trials in the first quarter of 2022 and from the second clinical trial in the second quarter of 2022. For those subjects currently participating in these studies, procedures to facilitate ongoing treatment and capture of data during periods of in-person care restrictions have been put in place. Furthermore, patients, investigators, or site staff have been and may continue to be unwilling or unable to comply with clinical trial protocols due to COVID-19 illness, concerns about the pandemic, or quarantines or other restrictions that impede their movement. Any interruption in the supply of the study drug might also delay our ability to complete our ongoing clinical trials within our expected timelines. Significant delays in the completion of our ongoing clinical trials are costly and could adversely affect our business and financial condition.

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

The extent to which COVID-19 impacts our business, our customers, and the third parties on whom we rely, such as our contract manufacturers, suppliers, PPN partners, wholesalers, distributors, third party logistics, contract research organizations, investigators for our clinical trials and other vendors, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak and any resurgence, new information that may emerge concerning the severity of the coronavirus, the actions to contain the coronavirus or treat its impact, and the speed with which and the extent to which normal economic and operating conditions resume, among others.

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
10.1
Open Market Sale Agreement (the Sale Agreement), dated August 11, 2021, between the Company and Jefferies LLC (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2021 (File No. 001-38241), as filed with the SEC on August 11, 2021).

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

OPTINOSE, INC.
Date:	November 15, 2021	By:	/s/ KEITH A. GOLDAN
			Name:	Keith A. Goldan
			Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)