Form 10-K
period 2021-12-31
OptiNose, Inc.
filed 2022-03-08
CIK 1494650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the registrant's common stock held by non-affiliates was approximately $94.6 million based on the last reported sale price of the registrant's common stock on the Nasdaq Global Select Market on June 30, 2021.

The number of shares of common stock outstanding at March 1, 2022 was 82,418,106 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2022 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K where indicated. Such definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the year ended December 31, 2021.

_________________________

Unless the context otherwise requires, all references in this Form 10-K to "Optinose," "Company," "we," "us," and "our" refer to OptiNose, Inc. and its subsidiaries.
_________________________
Trademark Notice
This Form 10-K contains references to our trademarks and to trademarks belonging to other entities. OPTINOSE®, XHANCE®, EDS® and EXHALATION DELIVERY SYSTEM™ are trademarks of Optinose in the United States. All other trademarks, trade names and service marks appearing in this Form 10-K are the property of their respective owners. We do not intend our use or display of other companies' trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among others, statements relating to:
▪the impact of, our plans regarding, and the uncertainties caused by, the COVID-19 pandemic;
▪the potential uses for and advantages of XHANCE®, our product candidates and the Exhalation Delivery System and related technologies;
▪the potential to expand into the primary care segment and our plans to secured a partner for such expansion;
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
▪our expectation that top-line results from the second of two Phase 3b chronic sinusitis trials will be available in the second quarter of 2022;
▪our expectation that our GAAP operating expenses in 2022 will be between $135.0 million and $140.0 million and that our non-cash stock-based compensation expense will be approximately $10.0 million;
▪our expectation that XHANCE net product revenues for the full year of 2022 will be at least $90.0 million and our expectation that XHANCE net product revenues for the first quarter 2022 will decrease compared to fourth quarter 2021 XHANCE net revenues;
▪our expectation that the average net product revenue per prescription for XHANCE for the full year of 2022 will exceed $210;
▪our belief that our existing cash and cash equivalents will be sufficient to maintain the minimum cash balance required under our debt facility and to fund our operations for at least twelve months from the filing date of this Annual Report on Form 10-K;

▪our belief that, based on the results of blinded interim analyses and our assumptions and estimates relating to the trial, the initial targeted statistical power will be achieved with the approximately 210 patients currently enrolled in our second chronic sinusitis trial;
▪the size and growth potential of the markets for XHANCE and our other product candidates, and our ability to service those markets;
▪the rate and degree of market acceptance and market opportunity of XHANCE;
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
▪the potential for XHANCE to be the first product approved by the U.S. Food and Drug Administration (FDA) for the treatment of chronic sinusitis;
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

RISK FACTOR SUMMARY
The risk factors summarized below could materially harm our business, operating results and/or financial condition, impair our future prospects and/or cause the price of our common stock to decline. For more information, see “Item 1A. Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2021. Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, the following:
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

PART I

ITEM 1. BUSINESS
Overview
Our Company
We are a specialty pharmaceutical company focused on the development and commercialization of products for patients treated by ear, nose and throat (ENT) and allergy specialists. Our first commercial product, XHANCE® (fluticasone propionate) nasal spray, 93 microgram (mcg), is a therapeutic utilizing our proprietary Exhalation Delivery System™ (EDS®) that delivers a topically-acting corticosteroid for the treatment of chronic rhinosinusitis with nasal polyps and, if approved, chronic rhinosinusitis without nasal polyps (also known as chronic sinusitis). Chronic rhinosinusitis is a serious nasal inflammatory disease that is treated using therapies, such as intranasal steroids (INS), which have significant limitations. We believe XHANCE has a differentiated clinical profile with the potential to become part of the standard of care for this disease because it is able to deliver medication to the primary site of inflammation high and deep in the nasal passages in regions not adequately reached by conventional INS.
In September 2017, the U.S. Food and Drug Administration (FDA) approved XHANCE for the treatment of nasal polyps in patients 18 years of age or older. XHANCE was made widely available through commercial channels in April 2018.
We have initiated two Phase 3b clinical trials of XHANCE for a follow-on indication for the treatment of chronic sinusitis. Positive top-line results from the first trial (which we refer to as ReOpen1) were announced in March 2022 and results from the second trial (which we refer to as ReOpen2) are expected in the second quarter of 2022. If both trials are positive, XHANCE has the potential to be the first drug therapy approved by the FDA for the treatment of chronic sinusitis.
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
Although the term chronic rhinosinusitis is often used in medical literature and medical practice, the FDA did not historically recognize chronic rhinosinusitis as an indication for drug development purposes. Instead, the FDA recognized chronic sinusitis and nasal polyps as indications for drug development purposes rather than the terminology chronic rhinosinusitis with or without nasal polyps. Recently, the FDA has approved drug products for the treatment of chronic rhinosinusitis with nasal polyps and issued a guidance document in November 2021 for clinical trial programs for nasal polyps in which it supports use of the term chronic rhinosinusitis instead of chronic sinusitis. As a result of the FDA's evolving view on terminology for nasal polyps, it is uncertain whether the phase 3 clinical trial program that we are currently conducting for XHANCE would, if positive, support a follow-on indication for the treatment of chronic sinusitis or chronic rhinosinusitis. Nevertheless, we currently intend to submit for a follow-on indication for the treatment of chronic sinusitis if data from our ongoing clinical trials is positive. In this Annual Report on Form 10-K, we use the terms chronic sinusitis and nasal polyps when referring to drug product treatment indications and our clinical trials and use the term chronic rhinosinusitis with and without nasal polyps when referring to disease and economic data reported in the medical literature, medical practice and our estimates of XHANCE's market opportunity.
Limitations of Therapies
Multiple clinical practice guidelines specify the use of INS early in the treatment algorithm for chronic rhinosinusitis with and without nasal polyps. Steroids are generally pharmacologically effective at treating inflammation. However, conventional INS, including nasal sprays and nasal aerosols, are topically-acting and unable to effectively and consistently place the steroids onto the primary site of inflammation and nasal polyp origin, high and deep in the nasal passages. These products deposit a majority of the drug in the front of the nose or on the floor of the nasal passages, reducing their effectiveness and leaving many patients without sufficient symptomatic relief. These recognized limitations cause some physicians to seek out alternative treatment regimens such as high-volume steroid nasal rinses. This approach, however, has not been well studied, is difficult to administer, can be costly and may risk systemic side effects. Physicians may also prescribe oral steroids on an episodic basis to patients who have not received sufficient symptomatic relief from INS. Oral steroids, which are often effective in reducing inflammation and nasal polyps, offer only temporary benefit and are limited by the risk of significant systemic side effects associated with both short- and long-term use. Additionally, in June 2019, December 2020, and July 2021, the FDA approved the first three monoclonal antibodies as add-on maintenance treatments (to an INS) in adult patients with inadequately controlled chronic rhinosinusitis with nasal polyposis, and other monoclonal antibodies are in development. The cost of currently approved monoclonal antibodies range from approximately $30,000 to $45,000 per year. We believe the high costs of these monoclonal antibodies, the need for subcutaneous injection or intravenous administration and the systemic nature of these treatments, which target components of the immune response, may limit the use by certain physicians and patients.
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
Our Solution

XHANCE combines the EDS with a liquid formulation of fluticasone propionate, a well-characterized, second-generation corticosteroid. XHANCE is designed to deliver medication into the high and deep regions of the nasal passages where both nasal polyps and inflamed and swollen membranes can obstruct normal sinus ventilation and drainage. In multiple studies utilizing advanced imaging, the EDS produced a differentiated pattern of drug delivery in healthy subjects with significant drug deposited in the high and deep regions of the nasal passages, areas not well accessed by conventional INS delivery mechanisms. We believe XHANCE has the potential to become part of the standard of care for the treatment of patients with chronic rhinosinusitis before they progress to more costly treatment alternatives. We also believe that the current treatment practice of postoperative INS use could support XHANCE's adoption as a maintenance therapy to improve outcomes following sinus surgery.
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
We believe XHANCE offers a cost-effective treatment solution to payors who are increasingly being asked to pay for multiple high-cost therapies for a variety of diseases priced at tens of thousands of dollars per year. As of January 1, 2022, the wholesale acquisition cost for XHANCE was $568.54. XHANCE is priced comparable to the only other branded INS that is currently approved to treat nasal polyps, but at a price significantly higher than generic INS and over-the-counter (OTC) INS products.
We expect XHANCE to be adopted by physicians at a natural point in the care pathway for use in patients with chronic rhinosinusitis with or without nasal polyps after treatment failure with cheaper generic or OTC traditional INS therapies but before they progress to costly surgical interventions and monoclonal antibodies. We estimate that sinus surgery costs on average $13,500 per procedure, and monoclonal antibodies cost approximately $30,000 to $45,000 per year based on the wholesale acquisition cost and recommended dosing for XOLAIR™ (omalizumab), NUCALA™ (mepolizumab), and DUPIXENT™ (dupilumab).
U.S. Market Opportunity
We believe there is a market opportunity for XHANCE consisting of ENT physicians, allergists and primary care physicians in the U.S. that most frequently prescribe INS. This group of approximately 5,000 primary care physicians, which we refer to as "specialty-like" primary care physicians, account for approximately 25% of all INS prescriptions written by primary care physicians. We refer to these ENT physicians, allergists and high-decile INS-prescribing primary care physicians collectively as the "specialty segment" of our target market. We believe the approximately 15,000 physicians in this specialty segment together treat an estimated 3.5 million U.S. patients with chronic rhinosinusitis, an estimated 1.2 million of whom have chronic rhinosinusitis with nasal polyps. We believe the total annual U.S. market opportunity for XHANCE in this specialty segment is over $3.4 billion, of which approximately one-third consists of patients with chronic rhinosinusitis with nasal polyps. If we obtain approval for the follow-on indication of chronic sinusitis, we intend to broaden, through potential collaborations, our commercialization efforts to target additional primary care physicians that we believe treat an additional estimated 6.25 million U.S. patients with chronic rhinosinusitis, an estimated one-third of whom have chronic rhinosinusitis with nasal polyps. We refer to these additional primary care physicians as the "primary care segment" of our target market. We believe the total additional annual U.S. market opportunity for XHANCE in this primary care segment is over $6.0 billion, of which approximately one-third consists of patients with chronic rhinosinusitis with nasal polyps. Therefore, we estimate the total annual U.S. market opportunity for the combined specialty and primary care segments is over $9.5 billion, of which approximately one-third consists of patients with chronic rhinosinusitis with nasal polyps.
Intellectual Property and Barriers to Entry
XHANCE benefits from substantial intellectual property and other technical barriers to entry, including drug delivery complexities. Our XHANCE U.S. patent portfolio consists of 13 issued device and method of use patents expiring from 2022 through 2035 and three issued design patents expiring through 2030, as well as pending patent applications. The 13 issued device and method of use patents are published in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book.
We believe the unique features of the EDS, as well as its delivery of a topically-acting drug, will present generic and 505(b)(2) new drug application (NDA) competitors of XHANCE with technical and human factors engineering challenges specific to drug-device combination products and chemistry, manufacturing and controls challenges unique to suspension and respiratory products. We also believe that any future substitutable generic competitors may be required to conduct, among other things, non-inferiority clinical trials demonstrating equivalent efficacy and safety outcomes to establish clinical bioequivalence to XHANCE. We believe these clinical trials, if required, would necessitate a significant amount of time and capital investment and present clinical development uncertainties. However, XHANCE is referenced on the list of product specific guidances for complex generic drug products that the FDA plans to issue, which may provide clarity for generic competitors to develop generic products that compete with XHANCE.
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
▪Continue clinical development of XHANCE for the treatment of chronic sinusitis and expansion into the primary care segment to broaden our market opportunity. We have initiated two Phase 3b clinical trials in pursuit of a follow-on indication for XHANCE for the treatment of chronic sinusitis. We announced positive top-line results from the first trial in March 2022 and expect top-line data in the second quarter of 2022 from the second trial. If both trials are positive, XHANCE has the potential to be the first drug therapy approved by the FDA for the treatment of chronic sinusitis. We believe positive data from our chronic sinusitis trials will be a catalyst for us to enter into one or more collaborations to broaden the marketing of XHANCE to additional primary care physicians that we believe treat an additional estimated 6.25 million patients in the U.S. with chronic rhinosinusitis, an estimated one-third of whom have chronic rhinosinusitis with nasal polyps. In addition, at some point in the future, we, together with any potential partner secured for the primary care segment, intend to consider directing promotional resources to an additional estimated 20 million adult chronic rhinosinusitis sufferers who are not regularly under the care of physicians for this disease using programs such as direct-to-consumer and direct-to-patient promotion.
▪Seek additional development candidates or approved therapies focused on the ENT and allergy specialty segments. We continue to evaluate strategic licensing, acquisition, development and commercial partnerships. These targeted opportunities could increase our growth and leverage our existing infrastructure and capabilities.
▪Explore business development activities for the EDS outside of the ENT and allergy segments.  We evaluate potential opportunities for additional uses of the EDS to support development and commercialization outside of ENT and allergy. We currently have two agreements in place that include an out-license of the EDS and related technology. In January 2019, OptiNose AS, our wholly-owned subsidiary, completed a licensing agreement (the Centessa License Agreement) with Inexia Limited. In February 2021, Inexia merged into Orexia Therapeutics, which became a subsidiary of Centessa Pharmaceuticals (Centessa), a novel asset-centric pharmaceutical company. We granted Centessa an exclusive license to the EDS and related intellectual property for the research, development and commercialization of products containing orexin receptor agonist and/or orexin receptor positive modulator molecules. In September

2019, OptiNose AS, entered into a licensing agreement (Currax License Agreement) with Currax Pharmaceuticals LLC (Currax) whereby we granted Currax an exclusive license to certain OptiNose patents and a non-exclusive license to certain OptiNose know-how related to Onzetra® Xsail® (sumatriptan nasal powder) in the U.S., Canada and Mexico.
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
If we obtain FDA approval for the follow-on indication for the treatment of chronic sinusitis (CS), we intend to broaden, through potential collaborations, our marketing outreach to additional primary care physicians that treat an additional estimated 6.25 million U.S. patients with CRS, an estimated one-third of whom have CRSwNP. We expect to execute this expansion primarily through one or more collaborations with third parties that already have a sales force calling on primary care physicians. We may also direct promotional resources to an additional estimated 20 million CRS sufferers who are not regularly under the care of physicians for this disease using programs such as direct-to-consumer and direct-to-patient promotion.

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
Current Therapies
▪Intranasal Steroids.  Multiple published clinical practice guidelines generally recommend topically-acting INS as the first line of prescription therapy for the treatment of CRS with and without polyps. As a result, physicians typically prescribe INS nasal sprays or nasal aerosols despite the fact that there are no FDA-approved products for the treatment of CRSsNP. Therefore, the majority of chronic rhinosinusitis sufferers being treated have tried INS. We estimate that physicians in the U.S. prescribe approximately 17 million INS prescriptions each year for the treatment of chronic rhinosinusitis, which includes, among other INS products, a generic fluticasone propionate nasal spray. Nasonex™, or mometasone furoate nasal spray, is currently the only other branded INS approved by the FDA for the treatment of nasal polyps. A generic version of Nasonex™, mometasone furoate monohydrate, was approved by the FDA for, among other indications, the treatment of nasal polyps and launched in 2016. Physicians not only prescribe INS as a standalone therapy, but also typically prescribe INS following sinus surgery as some third-party clinical trials suggest that INS treatment can improve symptoms and delay symptom recurrence. In lieu of prescription INS nasal sprays, physicians may recommend use of over-the-counter INS nasal sprays.
▪Oral steroids.  Physicians may prescribe oral steroids on an episodic basis to patients who have not received sufficient symptomatic relief from INS. Oral steroids are often effective at treating the underlying inflammation associated with the disease and reducing postoperative scarring, but the benefit is temporary. As inflammation returns, many patients resume INS therapy.
▪Monoclonal antibodies. In June 2019, the FDA approved DUPIXENT™ as an add-on (to an INS) maintenance treatment in adult patients with inadequately controlled chronic rhinosinusitis with nasal polyposis. In November 2020, the FDA approved XOLAIR™ add-on maintenance treatment of nasal polyps in adult patients with inadequate response to nasal corticosteroids. In July 2021, the FDA approved NUCALA™ add-on maintenance treatment of chronic rhinosinusitis with nasal polyps in adult patients with inadequate response to nasal corticosteroids
▪Other medical management.  Physicians commonly employ a variety of other non-surgical treatments in the medical management of chronic rhinosinusitis, including nasal saline rinses, multi-week courses of antibiotics, leukotriene antagonists, decongestants, aspirin desensitization and antifungals. The recognized limitations of drug deposition with current INS cause some physicians to seek out alternative treatment regimens, such as high doses of locally compounded liquid budesonide in high-volume nasal rinses. Chronic rhinosinusitis is one of the most common reasons for adult outpatient antibiotic use in the U.S., comprised of approximately 37 million prescriptions per year.
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
Potential Future Therapies
Additional potential future therapies include but are not limited to monoclonal antibodies, and corticosteroid-eluting implants. Benralizumab, which is already approved for other indications, is being developed for the treatment of nasal polyps, and is believed to inhibit specific pathways of inflammation present in nasal polyps. Lyra Therapeutics is developing corticosteroid-eluting implants as potential treatment for patients with chronic rhinosinusitis.
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
▪Treatment with monoclonal antibodies is costly, difficult to administer and may have negative side effects. The current FDA-approved monoclonal antibodies for the treatment of nasal polyps cost approximately $30,000 to $45,000 per year. Monoclonal antibodies also require subcutaneous injections or intravenous administration. We believe the systemic nature of these treatments, which target components of the immune response, may result in more adverse side effects than treatments with topically-acting steroids.
Our Solution
XHANCE
XHANCE combines the EDS with a liquid formulation of fluticasone propionate, a potent, well-characterized, second-generation anti-inflammatory corticosteroid for the treatment of serious nasal diseases characterized by chronic inflammation, such as chronic rhinosinusitis. XHANCE is designed to deliver fluticasone propionate into the high and deep regions of the nasal passages where nasal polyps or inflamed and swollen membranes can obstruct normal sinus ventilation and drainage. In September 2017, the FDA approved our NDA for XHANCE for the treatment of nasal polyps in patients 18 years of age or older. In March 2022, we announced positive top line results from the first of two Phase 3b clinical trials in of XHANCE for a follow-on indication for the treatment of chronic sinusitis. We have a second ongoing Phase 3b clinical trial of XHANCE for a follow-on indication for the treatment of chronic sinusitis and expect top-line results in the second quarter of 2022. If successful, we anticipate submitting a prior approval efficacy supplement to support the approval of a new indication for XHANCE for the treatment of chronic sinusitis.
We believe XHANCE could become a part of the standard of care for the treatment of patients with chronic rhinosinusitis with and without nasal polyps before they progress to more costly treatment alternatives and could also be adopted as a maintenance therapy to improve outcomes following sinus surgery.
The Exhalation Delivery System (EDS)
The EDS enables the development of drug-device combination products intended for self-administration. We have developed both a liquid delivery EDS and a powder delivery EDS utilizing natural functional behaviors of the upper nasal airways intended to offer better drug deposition. The EDS is designed to overcome many limitations inherent in conventional nasal spray and nasal aerosol delivery systems, most notably, enabling higher and deeper intranasal drug delivery.
Liquid Exhalation Delivery System
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

Powder Exhalation Delivery System
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

How the Exhalation Delivery System (EDS) works
When exhaling into the EDS, the soft palate automatically elevates and creates an air-tight seal separating the nasal cavity from the throat and lungs. This natural action is the same as that which prevents air from escaping from the nose when trying to blow up a balloon or blow a trumpet. The exhaled air is then routed through the EDS which introduces medication into the air flow and then directs the air and medication through the sealing nosepiece. The positive air pressure, which is the opposite of the negative pressure produced by sniffing with ordinary nasal sprays, acts to dynamically expand the nasal valve and the narrowed nasal passages, helping to deliver the drug around obstructing anatomic barriers and fill one side of the nasal cavity. This enables high and deep deposition of medication in the nasal passages. The positive air pressure, proportional to the pressure on the other side of the soft palate, helps to open a passage between the two sides of the nasal cavity, behind the back edge of the nasal septum. The picture below illustrates this action, which allows the exhaled air pressure to escape from the opposite nostril.
The drug delivery mechanism of the EDS is designed to overcome the drug deposition shortcomings of conventional nasal sprays and nasal aerosols. In conventional nasal sprays and nasal aerosols, the medication is inhaled or sniffed into the nose creating negative pressure within the nasal passages, which does not facilitate the expansion of the nasal valve or the nasal passages and may obstruct the drug from reaching deep into the nose where most nasal polyps and inflamed and swollen sinus membranes exist.
The pattern of drug deposition produced by conventional nasal sprays and the EDS has been evaluated in multiple studies using a combination of advanced imaging modalities to depict the regions of the nasal passages where drug is deposited after administration in healthy human volunteers. In an open label, crossover study conducted by a third party in nine patients with allergic rhinitis, investigators examined the nasal deposition of radio-labeled materials that allow for traceability following use of Qnasl™ (HFA-beclomethasone, nasal aerosol), Flonase™ (fluticasone propionate, nasal spray) and Nasonex™ (mometasone furoate monohydrate, nasal spray). In this study, gamma cameras were used to capture emitted radiation from these tracers to create two-dimensional images in a similar process to the capture of x-ray images. These gamma images were merged with magnetic resonance images (MRI) to quantify regional deposition within the nasal passages. The images below illustrate how the pattern of drug deposition in the nasal passages produced by Qnasl™, Flonase™ and Nasonex™ was concentrated in the front and lower regions of the nasal passages, as opposed to the high and deep regions of the nasal passages targeted in the treatment of CRS.

Reprinted with permission from JOURNAL OF AEROSOL MEDICINE & PULMONARY DRUG DELIVERY 28/8, 2015, by Leach et al, published by Mary Ann Liebert, Inc., New Rochelle, NY.
We conducted six deposition studies evaluating 53 healthy subjects that produced approximately 250 images. As depicted in the representative figures below, the EDS produced a differentiated pattern of drug delivery with significantly more drug deposited in the high and deep regions of the nasal passages.
The pictures above use gamma camera image information, which was then superimposed on the corresponding MRI section. These images represent deposition in healthy subjects two minutes after delivery using a traditional liquid nasal spray and a version of the liquid EDS. Deposition with traditional liquid nasal spray was greatest in the front parts of the nose, whereas deposition with the EDS was greatest in the high and deep regions of the nose.
The pictures below illustrate how the liquid EDS (with exhalation) places medication higher and deeper in the nasal passages than a conventional nasal spray (without sniffing) in nasal cast models. As depicted below, although conventional nasal spray systems can reach, and therefore treat, large nasal polyps, they are not generally suitable for reaching nasal polyps or inflammation in the higher and deeper regions where obstruction of the sinus openings occurs.
The liquid EDS is also designed to address user dissatisfaction with conventional nasal delivery by reducing drug drip-out from the front and back of the nose and the bad taste that often accompanies drug entering the throat. By reducing the loss of drug to non-targeted sites, such as the gastrointestinal tract by swallowing, or lungs, the EDS has the potential to improve the efficiency of drug activity and to improve tolerability by reducing off-target effects.
Our Pipeline
XHANCE for Chronic Sinusitis

In addition to XHANCE’s existing indication for the treatment of nasal polyps, in order to broaden our U.S. market opportunity, we initiated a clinical trial program in pursuit of a follow-on indication for the treatment of CS in the U.S. We believe XHANCE has the potential to be the first drug therapy approved by the FDA for the treatment of CS.
We expect the program will be comprised of two Phase 3b clinical trials, the first of which enrolled 330 subjects and the second of which enrolled 210 subjects. We announced positive top-line results from the first clinical trial in March 2022 and expect top-line results from the second trial in the second quarter of 2022.
In the future, as appropriate, we intend to broaden, through potential collaborations, our commercialization efforts to additional primary care physicians that we believe treat an additional estimated 6.25 million U.S. patients with chronic rhinosinusitis, an estimated one-third of whom have chronic rhinosinusitis with nasal polyps. In addition, at some point in the future, we intend to consider, with a collaboration partner, directing promotional resources to an additional estimated 20 million adults who are not regularly under the care of physicians for this disease using programs such as direct-to-consumer and direct-to-patient promotion.
Other Product Candidates
Although our current focus is to prioritize the successful commercialization of XHANCE for the ENT and allergy specialty segment and the continued development of XHANCE for chronic sinusitis, we may apply or out-license the EDS and related technology to other product candidates across a broad range of disease areas. For example, by placing drug high and deep in the nose, in regions where cranial nerves connect directly with the brain, we believe it may be possible to deliver medications directly into the brain and avoid the difficulties of getting drug past the blood-brain barrier. This may enable treatment of brain diseases using small or large molecules that otherwise do not readily enter the nervous system.
OPN-019
In June 2020, we announced the initiation of development of a new product candidate, OPN-019, which combines the EDS with an antiseptic.
We performed in vitro testing against SARS-CoV-2 with a candidate formulation in which a 4-log reduction (a 99.99% reduction) in virus count was produced. In addition, we performed tests against other pathogens. For most pathogens tested, 3-log to 6-log reductions (99.9% to 99.9999% reductions) in virus count were observed.
In July 2021, we received approval from regulatory authorities in Mexico to conduct a randomized, proof-of-concept trial in Mexico in subjects who have tested positive for SARS-CoV-2 infection, who were recently infected, and who have mild or no symptoms. We have completed the pilot study evaluating the impact of OPN-019 on SARS-CoV-2 viral counts in the nasal cavity in 10 subjects who had recently tested positive for COVID-19. The results form PCR testing and live viral counts were variable with no clear signal that could be detected in the small sample size. The information obtained from this pilot study suggested that a much larger sample size would be required to better understand the impact of OPN-019 on SARS-CoV-2 nasal viral counts. Given the resources that would be needed to continue the development of OPN-019, we have chosen to halt its development at this time.
Other
We opportunistically evaluate opportunities to develop product candidates using the EDS and related technologies for indications and markets outside of our ENT and allergy focus through business development and partnering activities.
Sales and Marketing
We have established a commercial infrastructure designed to drive adoption and sales of XHANCE with healthcare professionals who treat patients with nasal polyps. We believe that approximately 15,000 physicians treat an estimated 3.5 million chronic rhinosinusitis patients, an estimated 1.2 million of whom have chronic rhinosinusitis with nasal polyps.
Customer Model.  We have a sales force of approximately 100 territory managers who target over 10,000 ENTs, allergists and “specialty-like” primary care physicians, and we target additional physicians through digital and non-personal promotion in areas where we do and do not have territory managers. In addition, we had a co-promotion agreement with kaléo from October 2020 to December 2021 to promote XHANCE to an audience of up to 6,000 prescribers, about half of whom were outside of our current called-on universe.

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

Market Access.  Based on currently available third-party data and our internal analyses as of December 31, 2021, we believe that approximately 80% of commercially insured lives are currently in a plan that covers XHANCE. However, payors may change coverage levels for XHANCE, positively or negatively, at any time. Additionally, payors generally impose restrictions on access to or usage of XHANCE, such as by requiring prior authorizations or "step-edits". For example, insurers may require that a physician attest that they are treating a patient for an approved indication prior to becoming eligible for coverage for XHANCE. Approximately half of the commercially covered lives as of December 31, 2021 are in a plan that requires a prior authorization and most of those prior authorizations request information regarding prior use of INS and patient diagnosis. In some cases, patients do not meet the payors' utilization management criteria, and in other cases, healthcare providers may not complete the administrative process required to demonstrate or document that the patients for whom XHANCE has been prescribed meet the payors’ utilization management criteria (i.e., prior authorizations or step-edits) and, as a result, patients may not gain access to XHANCE treatment. In our contract negotiations with payors we seek to balance patient access and affordability, breadth of coverage, payor utilization management and rebates levels. We have also contracted with the Centers for Medicare and Medicaid Services for coverage of certain government insured lives and continue to expand XHANCE market access for other government-insured populations.
Trade and Distribution. We currently sell XHANCE primarily to PPN partners. We established this channel to offer patients the option of filling prescriptions through a network of preferred pharmacies that may be able to better serve the needs of patients through services including delivery of XHANCE by mail and performing certain patient services such as patient insurance benefit verification. We also sell XHANCE to wholesale pharmaceutical distributors, who, in turn, sell XHANCE to retail pharmacies, hospitals and other customers. We have contracted with a third-party logistics provider for key services related to logistics, warehousing and inventory management, and distribution. Further, our third-party logistics provider provides customer order fulfillment services and accounts receivable management.
Customers
Approximately 84% of our XHANCE net revenues during the fiscal year ended December 31, 2021 were to PPN partners. The three leading PPNs accounted for approximately 22% of our XHANCE net revenues. Additionally, approximately 16% of our XHANCE net revenues during the fiscal year ended December 31, 2021 were to the three largest wholesale pharmaceutical distributors, Cardinal Health, McKesson Corporation, and AmerisourceBergen Drug Corporation.
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

•A manufacturing services agreement with Advance Mold & Manufacturing, Inc. for the manufacture of the liquid delivery sub-assembly, which consists of injection molded parts and other purchased components. The agreement expires on October 24, 2022 (subject to earlier termination or extension in accordance with its terms) but will automatically renew for successive one-year terms unless either party provides at least ninety days prior written notice to the other that it does not intend to renew the agreement.

We believe our third-party manufacturers have adequate capacity to manufacture sufficient quantities of XHANCE to meet anticipated commercial demands and we are pursuing opportunities to decrease our reliance on sole-source suppliers and increase the third party manufacturing capacity that is available to us. We have initiated the process of qualifying alternate third party suppliers for select components of XHANCE. Alternate third party suppliers of XHANCE components are subject to qualification and approval from the FDA.
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
The only other branded INS on the market indicated for the treatment of nasal polyps is Nasonex™, which is marketed by Merck & Co., Inc. A generic version of Nasonex™, mometasone furoate monohydrate, was approved by the FDA for, among other indications, the treatment of nasal polyps and launched in 2016. Also, Beconase AQ™, which is an INS marketed by GlaxoSmithKline, is indicated for the prophylaxis of nasal polyps after surgical resection. In addition, SINUVA™ is a commercially available corticosteroid-eluting implant indicated for the treatment of nasal polyps in adult patients who have had ethmoid sinus surgery that can be placed in the ethmoid sinus under endoscopic visualization for up to 90 days. In the SINUVA™ clinical studies, patients were advised to use INS and sinus rinses for the duration of the study. Also, Lyra Therapeutics is developing corticosteroid-eluting implants as potential treatment for patients with chronic rhinosinusitis.
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
Several companies have developed or are currently developing monoclonal antibodies for the treatment of nasal polyps. These monoclonal antibodies, which inhibit specific pathways of inflammation present in nasal polyps, include benralizumab, DUPIXENT™, XOLAIR™, and NUCALA™. In June 2019, the FDA approved DUPIXENT™ as an add-on (to an INS) maintenance treatment in adult patients with inadequately controlled chronic rhinosinusitis with nasal polyposis. In November 2020, the FDA approved XOLAIR™ as an add-on maintenance treatment of nasal polyps in adult patients with inadequate response to nasal corticosteroids. In July 2021, the FDA approved NUCALA™ as an add-on maintenance treatment of chronic rhinosinusitis with nasal polyps in adult patients with inadequate response to nasal corticosteroids. Monoclonal antibodies could represent significant competition for XHANCE.
Seasonality
A seasonal effect has historically been observed in the INS prescription market in which market volume generally peaks near the middle of the second quarter and declines into the early part of the third quarter of each calendar year. As the result of the COVID-19 pandemic, the market volume peak and subsequent declines did not follow the normal trends in 2020. Based on third-party prescription data, INS market prescriptions increased 7% from the fourth quarter of 2019 to the first quarter of 2020, decreased 16% from the first quarter of 2020 to the second quarter of 2020, decreased 6% from the second quarter of 2020 to the third quarter of 2020, increased 3% from the third quarter of 2020 to the fourth quarter of 2020, decreased 4% from fourth quarter 2020 to the first quarter of 2021, increased 14% from the first quarter of 2021 to the second quarter of 2021, decreased 4% from the second quarter of 2021 to the third quarter of 2021, and increased 1% from the third quarter of 2021 to the fourth quarter of 2021.
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
Additionally, as we experienced in 2020 and 2021, we expect that the first quarter prescription demand and average net revenue per prescription for XHANCE will be adversely impacted in 2022 and future years by the annual resetting of patient healthcare insurance plan deductibles and changes in individual patients' healthcare insurance coverage, both of which often occur in January.
XHANCE Clinical Development
Nasal Polyps Program
Our clinical trial program for nasal polyps evaluated XHANCE in the following five clinical trials comprised of over 1,500 patients:
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
Clinical Trial Highlights
Our Phase 3 clinical development program for nasal polyps included a population of patients generally reflective of our intended patient population, with approximately 90% having previously tried INS therapy and almost one-third having previously undergone sinus surgery. Key results from this Phase 3 clinical trial program include:

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

Chronic Sinusitis Program
In addition to XHANCE’s existing indication for the treatment of nasal polyps, in order to broaden our U.S. market opportunity, we initiated a clinical trial program in pursuit of a follow-on indication for the treatment of chronic sinusitis in the U.S. We believe XHANCE has the potential to be the first drug therapy approved by the FDA for the treatment of chronic sinusitis. We expect the program will be comprised of two Phase 3b clinical trials, the first of which, ReOpen1, was initiated in the fourth quarter of 2018, completed enrollment of approximately 330 subjects in July of 2021, and for which we announced top-line results in March 2022. The second trial, ReOpen2, was initiated in the second quarter of 2019 and completed enrollment of approximately 210 subjects in October of 2021.
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
ReOpen1
Re-Open1 was a randomized double-blinded, placebo controlled Phase 3 clinical trial examining the safety and efficacy of XHANCE versus a placebo Exhalation Delivery System (which we refer to as placebo EDS) in adults with chronic sinusitis with or without nasal polyps. This clinical trial (which we refer to as ReOpen 1) is intended to serve as one of two pivotal clinical trials we intend to submit to the FDA in a future supplemental NDA for XHANCE for the treatment of adults with chronic sinusitis. This clinical trial was conducted in the United States, Canada, Sweden, Poland, Bulgaria, The Republic of Georgia and Russia.
Top-line results from ReOpen1 are summarized below. The full data set from ReOpen1 is not yet available. There is the potential for the full data set from ReOpen1, when available, to contain results that conflict with or are inconsistent with the top-line results reported below.

Study Design

The clinical trial included a single-blind EDS-placebo lead-in and a EDS-placebo control group, a multi-center, multi-national study population to increase generalizability and an assessment of the safety and efficacy of multiple doses (186 or 372 mcg twice daily) over a 24-week period. A total of 332 adult subjects were enrolled in this study.

	Placebo EDS (N=110)	OPN-375 186 µg (N=110)	OPN-375 372 µg (N=107)
Full Analysis Set	110	110	107
Completed Study	96	102	101
Subjects Discontinuing Early	16	9	8
Subjects with Nasal Polyps	69	69	67
Subjects without Nasal Polyps	41	41	40

ReOpen1 had co-primary endpoints of (i) change in a composite score of nasal congestion/obstruction symptoms, nasal discharge, and facial pain and pressure from baseline to week, and (ii) change in average percent of opacified volume of the ethmoid and maxillary sinuses from baseline to week 24. The severity of nasal symptoms was recorded by patients in an electronic diary immediately before dosing in the morning (AM) and evening (PM), and was measured using 7-day average instantaneous AM diary scores. Each symptom was scored from 0-3. The volume of the ethmoid and maxillary sinuses occupied by disease was assessed using computer-assisted assessment of CT scans to determine the percentage (0-100%) of the sinus cavity space summed across all ethmoid and maxillary sinuses that was opacified. CT scans were performed at screening and at Week 24.
This trial also evaluated several secondary endpoints, including the proportion of patients with acute disease exacerbations and their time to exacerbation and the Sinonasal Outcome Test-22 score, which considers the core defining signs and symptoms of chronic sinusitis and the impact on functioning, quality of life and sleep.

Top-Line Efficacy Results

The 186- and 372-mcg treatment groups achieved statistically significant reductions in the primary assessments of composite symptom scores at week 4 and reductions in the opacified volume of the maxillary and ethmoid sinuses on CT scans at week 24 relative to a placebo EDS.

The following table summarizes the mean change in composite symptom scores (or CSS) from baseline to week 4 and the change in the percent of opacified volume (or APOV) of the ethmoid and maxillary sinuses from baseline to week 24.

				Difference from Placebo EDS
Treatment	n	Baseline Score (Standard Deviation)	Mean (Standard Error) Change from Baseline	Mean	95% confidence interval	P-value (1)
Change in CSS from Baseline to Week 4
XHANCE 372 mcg	110	5.48 (1.83)	-1.63 (0.16)	-1.02	-1.46, -0.59	<0.001
XHANCE 186 mcg	110	5.42 (1.81)	-1.58 (0.16)	-0.98	-1.41, -0.54	<0.001
Placebo EDS	107	5.77 (1.78)	-0.61 (0.16)	-	-	-
Change in APOV in the Ethmoid and Maxillary Sinuses from Baseline to Week 24
XHANCE 372 mcg	110	68.95 (18.84)	-6.20 (1.41)	-4.59	-8.41, -0.78	0.018
XHANCE 186 mcg	110	68.88 (19.51)	-5.58 (1.44)	-3.98	-7.86, -0.09	0.045
Placebo EDS	107	68.94 (20.33)	-1.60 (1.42)	-	-	-
The p-value, or probability value, is a measure of statistical significance reflecting the likelihood that an observed result occurred by chance.
In addition to the co-primary efficacy endpoints described above, we also assessed a number of secondary endpoints in the trial, including the following:
▪Defining Symptoms (secondary endpoint). The XHANCE 186- and 372-mcg treatment groups achieved statistically significant improvement relative to the subjects receiving placebo EDS on all four of the core defining symptoms of chronic sinusitis (nasal congestion, rhinorrhea, facial pain/pressure, and sense of smell) at week 4.
▪Acute exacerbations (secondary endpoint). The XHANCE 186- and 372-mcg treatment groups had a reduced occurrence of acute exacerbations of sinusitis relative to the subjects receiving placebo EDS which reached statistical significance in the high dose group.
▪Sinonasal Outcome Test-22 (secondary endpoint). The XHANCE 186- and 372-mcg treatment groups had statistically significant improvements in SNOT-22 scores by week 4 relative to the subjects receiving placebo EDS.
Although ReOpen1 was not designed or powered to detect statistical differences between the XHANCE treatment groups and placebo EDS in patient subgroups, we also performed the following subgroup analyses:
▪Subgroup Analysis - CSS. The subgroup of chronic sinusitis patients without nasal polyps receiving XHANCE and the subgroup of chronic sinusitis patients with concomitant nasal polyps receiving XHANCE had statistically significant reductions in CSS scores relative to the subjects receiving placebo EDS in each of these subgroups despite the lack of powering for this subgroup analysis.
▪Subgroup Analysis - APOV. The subgroup of chronic sinusitis patients with concomitant nasal polyps receiving XHANCE achieved a statistically significant reduction in APOV relative to the subjects receiving placebo EDS in this subgroup despite the lack of powering for this subgroup analysis. The subgroup of chronic sinusitis patients without nasal polyps receiving XHANCE did not achieve a statistically significant change in APOV relative to the subjects receiving placebo EDS in this subgroup.
Top-Line Safety Results

XHANCE was well tolerated across the 186- and 372-mcg dose groups and the safety profile in this trial was generally consistent with the safety profile contained in XHANCE’s currently approved label. No serious adverse events were reported in ReOpen1. The table below summarizes adverse events that occurred at a rate of more than 3% with XHANCE and more common than the placebo EDS in this trial.

Summary of Adverse Events with XHANCE Reported in ≥ 3%
and More Common Than Placebo EDS in ReOpen1

Adverse Event (AE)	Placebo EDS BID (N =112) n (%)	XHANCE 186 mcg BID (N =111) n (%)	XHANCE 372 mcg BID (N =109) n (%)
Epistaxis	1 (0.9)	5 (4.5)	13 (11.9)
Nasopharyngitis	3 (2.7)	6 (5.4)	3 (2.8)
Asthma	1 (0.9)	5 (4.5)	4 (3.7)
Nuclear Cataract	0	5 (4.5)	4 (3.7)
Cortical Cataract	1 (0.9)	6 (5.4)	2 (1.8)

Intellectual Property and Barriers to Entry
XHANCE benefits from substantial intellectual property and barriers to entry, including the following:
▪Strong patent protection.  Our XHANCE U.S. patent portfolio consists of 13 issued device and method of use patents expiring from 2022 through 2035, three issued design patents expiring through 2030 and pending patent applications. We rely primarily on the protections afforded by device and method of use patents. Our issued U.S. patents and patent applications for XHANCE are based on the EDS and related technology, including the combination of this technology with fluticasone propionate.
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
▪Clinical and regulatory complexity.  We conducted a clinical development program comprised of over 1,500 patients to support FDA approval of our NDA for XHANCE for the treatment of nasal polyps, including human factors studies and Phase 3 clinical trial assessments evaluating and validating the use of XHANCE. As with other drugs that primarily have local activity, we believe the regulatory pathway for products seeking approval as substitutable generic equivalents to XHANCE will be more complex and costly than the pharmacokinetic studies generally required for systemically-acting medications. We believe that any future substitutable generic competitors may be required to conduct, among other things, non-inferiority clinical trials demonstrating equivalent efficacy and safety outcomes to establish clinical bioequivalence to XHANCE. We believe these clinical trials, if required, would necessitate a significant amount of time and capital investment and present clinical development uncertainties. However, the FDA has included XHANCE on the list of upcoming product specific guidances for complex generic drug products that the FDA plans to issue, which may provide clarity for generic competitors to develop generic products that compete with XHANCE.

Intellectual Property
We strive to protect our proprietary technology that we believe is important to our business, including seeking and maintaining patents intended to cover our product candidates and technologies that are important to the development of our business. We also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection, as well as know-how, trademarks, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position. We internally developed our intellectual property related to XHANCE, Onzetra Xsail, the Exhalation Delivery System and related technologies. We have sought and intend to continue to seek appropriate patent protection for our product candidates, as well as other proprietary technologies and their uses by filing patent applications in the U.S. and other select countries.
Patents
As of February 1, 2022, we owned over 60 U.S. patents expiring between 2022 and 2035, with additional pending U.S. patent applications. In addition to our U.S. intellectual property, we also own over 250 foreign issued patents expiring between 2022 and 2035, with additional pending foreign patent applications.
Our XHANCE U.S. patent portfolio consists of 13 issued device and method of use patents expiring between 2022 and 2035, three issued design patents expiring between 2029 and 2030 and pending patent applications. The 13 device and method of use patents are published in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated NDA (ANDA), or a 505(b)(2) NDA. If any of these potential generic competitors claim that their product will not infringe XHANCE's listed patents, or that such patents are invalid, then they must send notice to us once the ANDA or 505(b)(2) NDA has been accepted for filing by the FDA. We may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification, which would automatically prevent the FDA from approving the ANDA or 505(b)(2) NDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the ANDA or 505(b)(2) NDA applicant.
The rest of our patent portfolio largely relates to patents and applications owned by us and directed to Onzetra Xsail and other product candidates, and the powder EDS, liquid EDS and related technologies.
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
Trademarks
We also rely on trademarks and trade designs to develop and maintain our competitive position. OPTINOSE®, XHANCE®, Exhalation Delivery System™ and EDS® are trademarks of ours in the U.S.
Licensing of the Exhalation Delivery System (Outside of ENT/Allergy Indications)
Currax License Agreement
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
License Agreement with Centessa Pharmaceuticals
On January 31, 2019, OptiNose AS entered into a licensing agreement with Inexia Limited (the Centessa License Agreement). In February 2021, Inexia merged into Orexia Therapeutics, which became a wholly-owned subsidiary of Centessa Pharmaceuticals (Centessa). Under the terms of the Centessa License Agreement, we granted Centessa an exclusive, royalty-bearing, worldwide, non-transferable, sublicensable license to the EDS and other intellectual property for the development, sale, import and manufacture of products containing orexin receptor agonist and/or orexin receptor positive modulator molecule(s) as the sole active pharmaceutical ingredient(s) for the treatment, diagnosis or prevention of human diseases or conditions associated primarily with orexin receptor agonism and orexin receptor positive modulation. The license excludes the treatment of any disease or condition affecting the ear, nose or throat, or the treatment of any disease or condition associated primarily with another receptor, other than the Orexin 1 and Orexin 2 receptors. Centessa is solely responsible for all costs and activities related to its identification, development and commercialization of products under the Centessa License Agreement.
Under the terms of the Centessa License Agreement, we received a $0.5 million upfront payment. For each product developed under the Centessa License Agreement, we are eligible to receive up to $8.0 million of development milestone payments and up to $37.0 million of sales milestone payments. In addition, we are eligible to receive tiered, low-to-mid single digit royalties based on net sales of any products successfully developed and commercialized under the Centessa License Agreement. We do not anticipate the receipt of any milestone or royalty payments from Centessa in the near term.
Government Regulation
We are subject to extensive regulation by the FDA and other federal, state, and local regulatory agencies. The Federal Food, Drug and Cosmetic Act (the FD&C Act) and the FDA's implementing regulations set forth, among other things, requirements for the testing, development, manufacture, quality control, safety, effectiveness, approval, labeling, storage, record-keeping, reporting, distribution, import, export, sale, advertising and promotion of our products and product candidates. Although the discussion below focuses on regulation in the U.S., because that is currently our primary focus, we may seek approval for, and market, our products in other countries in the future. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the U.S., although there can be important differences.
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
U.S. Healthcare Reform
The Patient Protection and Affordable Care Act, as amended (the "Affordable Care Act"), is a sweeping measure intended to expand healthcare coverage within the U.S., primarily through the imposition of health insurance mandates on employers and individuals and expansion of the Medicaid program. This law substantially changed the way healthcare is financed by both governmental and private insurers and significantly impacts the pharmaceutical industry. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, benefits for patients within a coverage gap in the Medicare Part D prescription drug program (commonly known as the "donut hole"), rules regarding prescription drug benefits under the health insurance exchanges, changes to the Medicaid Drug Rebate program, expansion of the Public Health Service Act's 340B drug pricing program (340B Program), fraud and abuse, and enforcement. These changes impact existing government healthcare programs and have resulted in the development of new programs, including Medicare payment for performance initiatives. Details of the changes to the Medicaid Drug Rebate program and the 340B Program are discussed under the risk factor "If we fail to comply with our reporting and payment obligations under the Medicaid drug rebate program, or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines which could have a material adverse effect on our business, financial condition, results of operations and growth prospects" in the "Risk Factors" section of this Annual Report on Form 10-K.
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
Certain provisions of the Affordable Care Act have been subject to judicial challenges, as well as efforts to modify them or to alter their interpretation and implementation. For example, on December 22, 2017, the U.S. government signed into law comprehensive tax legislation, referred to as the Tax Cuts and Jobs Act (the Tax Act), which includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Further, the Bipartisan Budget Act of 2018, among other things, amended the Medicare statute to reduce the coverage gap in most Medicare drug plans, commonly known as the “donut hole,” by raising the required manufacturer point-of-sale discount from 50% to 70% off the negotiated price effective as of January 1, 2019. It is unclear how efforts to modify or invalidate the Affordable Care Act or its implementing regulations, or portions thereof, will affect the Affordable Care Act or our business. Additional legislative changes, regulatory changes, and further judicial challenges related to the Affordable Care Act remain possible. Any such changes could decrease the number of individuals with health coverage. It is possible that the Affordable Care Act, as currently enacted or as it or its implementation may be modified in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our products or product candidates for which we receive regulatory approval or to successfully commercialize our products and product candidates.
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
In the past, payors have implemented reimbursement metrics and periodically revised those metrics as well as the methodologies used as the basis for reimbursement rates or rebates, such as average sales price (ASP), average manufacturer price (AMP), and actual acquisition cost. The existing data for reimbursement based on these metrics is relatively limited, although certain states have begun to survey acquisition cost data for the purpose of setting Medicaid reimbursement rates. The Centers for Medicare and Medicaid Services (CMS) surveys and publishes retail pharmacy acquisition cost information in the form of National Average Drug Acquisition Cost files to provide state Medicaid agencies with a basis of comparison for their own reimbursement and pricing methodologies and rates.
Participation in the Medicaid Drug Rebate Program requires us to pay a rebate for each unit of drug reimbursed by Medicaid. The amount of the "basic" portion of the rebate for each product is set by law as the larger of: (i) 23.1% of quarterly AMP, or (ii) the difference between quarterly AMP and the quarterly best price (Best Price), which, in general, represents the lowest price available from the manufacturer to any entity in the U.S. in any pricing structure, calculated to include all applicable sales and associated rebates, discounts and other price concessions. AMP must be reported on a monthly and quarterly basis, and Best Price is reported on a quarterly basis, to CMS, the federal agency that administers the Medicaid Drug Rebate Program. In addition, the rebate also includes the "additional" portion, which adjusts the overall rebate amount upward as an "inflation penalty" when the drug's latest quarter's AMP exceeds the drug's AMP from the first full quarter of sales after launch, adjusted for increases in the Consumer Price Index-Urban. The upward adjustment in the rebate amount per unit is equal to the excess amount of the current AMP over the inflation-adjusted AMP from the first full quarter of sales. The rebate amount is recomputed each quarter based on our report to CMS of current quarterly AMP and Best Price for the relevant drug. Currently, the rebate is capped at 100% of AMP, but that cap will be lifted effective January 1, 2024.
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
Manufacturers have obligations to report the ASP to the Medicare Program as a part of the agreement to participate in the Medicaid Drug Rebate Program. For calendar quarters beginning January 1, 2022, manufacturers will need to report the ASP for certain drugs under the Medicare program regardless of whether they participate in the Medicaid Drug Rebate Program. Statutory or regulatory changes or CMS guidance could affect the ASP for products and the resulting Medicare payment rate, and could negatively affect results of operations.
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
In addition, manufacturers are required to provide to CMS a 70% discount on brand name prescription drugs utilized by Medicare Part D beneficiaries when those beneficiaries are in the coverage gap phase of the Part D benefit design. Civil monetary penalties can be applied if a manufacturer fails to provide discounts in the amount of 125% of the discount that was due. Congress could enact legislation that sunsets this discount program and replaces it with a new manufacturer discount program.

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
The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures, and foreign governments have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement, and requirements for substitution of generic products for branded prescription drugs. For example, Congress could enact a Medicare Part B or Part D inflation rebate, under which manufacturers would owe additional rebates if the ASP or AMP, respectively, of a drug were to increase faster than the pace of inflation. In addition, Congress could enact a drug price negotiation program under which the prices for certain high Medicare spend single source drugs would be capped by reference to the non-federal AMP. This or any other legislative change could impact the market conditions for our products. We expect continued scrutiny on government price reporting and pricing more generally from Congress, agencies, and other bodies and are seeing an increase in state interest in price reporting, transparency, and other policies to address drug pricing concerns.
Beginning April 1, 2013, Medicare payments for all items and services, including drugs, were reduced by 2% per fiscal year under the sequestration (i.e., automatic spending reductions) required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012. Such 2% reduction has been extended through fiscal year 2030 (with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 and smaller reductions through the second quarter of 2022, offset by larger reductions in 2030) unless Congress takes additional action. As long as these cuts remain in effect, they could adversely impact payment for any of our products that are reimbursed under Medicare. Other legislative or regulatory cost containment legislation could have a similar effect.
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
Healthcare Fraud and Abuse Laws
In addition to FDA restrictions on marketing of pharmaceutical products, our business is subject to healthcare fraud and abuse regulation and enforcement by both the federal government and the states in which we conduct our business. These laws include, but are not limited to, the following:
•The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any healthcare item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. A violation of the Anti-Kickback Statute may be established without proving actual knowledge of the statute or specific intent to violate it. The government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution, the exceptions and safe harbors are drawn narrowly and practices that involve remuneration to those who prescribe, purchase, or recommend pharmaceuticals, including certain discounts, or engaging such individuals as consultants, speakers or advisors, may be subject to scrutiny if they do not fit squarely within the exception or safe harbor. In November 2020, the U.S. Department of Health and Human Services finalized a previously abandoned proposal to amend the discount safe harbor regulation of the Anti-Kickback Statute in a purported effort to create incentives to manufacturers to lower their list prices, and to lower federal program beneficiary out-of-pocket costs. The rule, which is currently slated to take full effect January 1, 2023, revises the Anti-Kickback Statute discount safe harbor to exclude manufacturer rebates to Medicare Part D plans, either directly or through pharmacy benefit managers (PBMs), creates a new safe harbor for point-of-sale price reductions that are set in advance and are available to the beneficiary at the point-of-sale, and creates a new safe harbor for service fees paid by manufacturers to PBMs for services rendered to the manufacturer. The effective date of the rule has been delayed by the current administration and legal challenges. It is unclear whether the rule will be further delayed, rewritten, or allowed to go into effect, and, if so, what effect the rule might may have on negotiations for coverage for products with Medicare Part D plans or commercial insurers. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, there are no safe harbors for many common practices, such as educational and research grants, charitable donations, product support and patient assistance programs. Arrangements that implicate the Anti-Kickback Statute and do not fit within an exception or safe harbor are reviewed on a case-by-case basis to determine whether, based on the facts and circumstances, they violate the statute.
•The federal civil False Claims Act prohibits any person from, among other things, knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds, or knowingly making, using, or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the U.S. federal government. Actions under the False Claims Act may be brought by private individuals known as qui tam relators in the name of the government, and who may share in any monetary recovery. In recent years, several pharmaceutical and other healthcare companies have faced enforcement actions under the False Claims Act for, among other things, providing free product to customers with the expectation that the customers would bill federal programs for the product, and other interactions with prescribers and other customers including interactions that may have affected customers' billing or coding practices on claims submitted to the federal government. Other companies have faced enforcement actions for causing false claims to be submitted because of the company's marketing the product for unapproved, and thus non-reimbursable, uses. Federal enforcement agencies also have shown increased interest in pharmaceutical companies' product and patient assistance programs, including reimbursement and co-pay support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements.
•The Health Insurance Portability and Accountability Act of 1996 and its implementing regulations (collectively, HIPAA), prohibits, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors. HIPAA also prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services. HIPAA also imposes requirements relating to the privacy, security and transmission of individually identifiable health information. HIPAA imposes privacy and security obligations on covered entity health care providers, health plans, and health care clearinghouses, as well as their "business associates" – certain persons or entities that create, receive, maintain, or transmit protected health information in connection with providing a specified service or performing a function on behalf of a covered entity. HIPAA has four tiers of civil monetary penalties and grants state attorneys enforcement authority. The Department of Justice also may impose criminal penalties. Additionally, certain states have adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA, and numerous federal and state laws, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws, including, for example, Section 5 of the Federal Trade Commission Act, as amended, and the California Consumer Privacy Act (CCPA), govern the collection, use, and disclosure and protection of certain health-related and other personal information.
•Although we are not directly subject to HIPAA, other than potentially with respect to providing certain employee benefits, we may obtain health information from third parties that are subject to privacy and security requirements under HIPAA, and other privacy and data security and consumer protection laws, and we could potentially be subject to criminal penalties if we, our affiliates, or our agents knowingly receive individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA, and could also potentially be subject to other civil and/or criminal penalties if we obtain, use or disclose information in a manner not permitted by other privacy and data security and consumer protection laws.
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
•The Physician Payments Sunshine Act, implemented as the Open Payments program, and its implementing regulations, requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children's Health Insurance Program (with certain exceptions) to report annually to CMS information related to direct or indirect payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, as well as ownership and investment interests held in the company by physicians and their immediate family members.
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
Human Capital
Culture is a critical element in the management of our organization. Our colleagues are focused on driving our business with the Optinose values as the foundation for all our efforts. Our goal is that each colleague feels a deep connection to what they do, loves coming to work and is aligned to our One Mission – to improve lives. Our values of Authenticity, Fearless Conversations, Friendship, Openness, Perseverance and Possibility Thinking guide our actions and decisions.
As of February 28, 2022, we had a total of 189 full-time employees and 3 part-time employees. All our employees are in the U.S., except for two part-time employees, our founders, who are in Norway. 63% of our employees are in customer-facing roles. Most of our employees have significant prior experience within the pharmaceutical, biotech or device industries.
We continue to focus on building a high performing organization through our emphasis on accountability for results as measured by our performance development process. To help ensure that employees fully understand the Company’s long-term strategy, annual goals and how their work contributes to the Company’s success, we utilize a variety of channels to facilitate open and direct communication, including: regular global calls with all colleagues, ongoing update communications as needed, regular executive field visits and annual colleague engagement surveys.
We provide our colleagues with competitive salaries and bonuses, opportunities for equity ownership, opportunities for professional development and a robust benefits package. Our compensation programs, including short- and long-term incentives, are designed to enable us to attract and retain individuals whose skills are critical to our current and long-term success. Our objective is to ensure that our colleague salaries fall within an appropriate range around the median of the marketplace for like positions, with differentiation based on performance and contribution, time in position, and criticality of skill set. Within our compensation program, we also aim to align the interests of our colleagues with those of our shareholders.
We value diversity and are focused on maintaining an inclusive work environment that supports our culture and the needs of the communities we serve and in which we work. Currently, women represent 57% of our colleagues.

None of our colleagues are represented by any collective bargaining unit. We believe that we maintain good relations with our colleagues.
As the COVID-19 pandemic continues, we remain focused on providing a safe work environment for all colleagues. This includes a hybrid work environment in our Yardley headquarters, with protocols to ensure safety. We require that our customer-facing colleagues be vaccinated against COVID-19, with exceptions only for approved medical or religious reasons.
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
We are a specialty pharmaceutical company with a limited operating history. To date, we have focused primarily on XHANCE and Onzetra Xsail, as well as other product candidates using our proprietary EDS device technology. Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. To date, we have generated revenue from sales of XHANCE since its launch in 2018, as well as from licensing revenues. We incurred net losses of $82.3 million and $99.8 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $610.1 million.
We expect to incur losses for the foreseeable future as we:

▪continue to commercialize XHANCE and further scale up external manufacturing and distribution capabilities to commercialize XHANCE or any other product candidate for which we may obtain regulatory approval;
▪continue to focus our regulatory compliance efforts on requirements applicable to marketed drugs;
▪continue clinical development activities for XHANCE, including the one ongoing FDA Phase 3b clinical trial in pursuit of a follow-on indication for the treatment of chronic sinusitis and mandated post-marketing pediatric study;
▪continue pre-clinical and clinical development activities with respect to our other product candidates;
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
We will likely require additional capital to fund our operations and, if we fail to obtain necessary financing, we may be unable to continue the commercialization of XHANCE and to continue the development of XHANCE for the treatment of chronic sinusitis.
Our operations have consumed substantial amounts of cash. To date, we have financed our operations primarily through the sale and issuance of common and preferred stock, debt, licensing revenues, XHANCE revenue and research grants. We expect to continue to spend substantial amounts to commercialize XHANCE and to advance the clinical development of XHANCE for the treatment of chronic sinusitis. As of December 31, 2021, we had cash and cash equivalents of $110.5 million. Although it is difficult to predict our future liquidity requirements, we will likely require additional capital in the future secured through equity or debt financings, partnerships, collaborations, or other sources in order to meet our debt service obligations under our debt, and to carry out our planned development and commercial activities.
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
▪our clinical development plans for XHANCE, including clinical trials for the supplemental indication for the treatment of chronic sinusitis and the FDA-mandated post-marketing pediatric study;
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
In November 2021, we entered into a second amendment (the Second Amendment) to that certain Note Purchase Agreement, dated September 12, 2019, among us and our subsidiaries, OptiNose US, Inc., OptiNose UK Limited and OptiNose AS, BioPharma Credit PLC, as collateral agent, and the purchasers party thereto from time to time (Purchasers), as previously amended pursuant to that certain letter agreement dated August 13, 2020 and that certain first amendment to Note Purchase Agreement dated March 2, 2021 (as amended, the Note Purchase Agreement). As of December 31, 2021, $130.0 million of senior secured notes (the Pharmakon Senior Secured Notes) have been issued under the Note Purchase Agreement. We are not eligible to issue any additional Pharmakon Senior Secured Notes under the Note Purchase Agreement. Amounts outstanding under the Note Purchase Agreement bear interest at a fixed rate of 10.75% per annum and are scheduled to mature on September 12, 2024 (the Maturity Date). As of December 31, 2021, the principal interest outstanding under the Note Purchase Agreement was $0.6 million.

We are required to make quarterly interest payments until the Maturity Date. We are also required to make principal payments, which are payable in five equal quarterly installments beginning on September 15, 2023, and continuing until the Maturity Date; provided that we may elect to postpone any such principal payment until the Maturity Date if, as of the applicable payment date, certain minimum trailing four-quarter consolidated XHANCE net sales and royalties thresholds have been achieved. The Pharmakon Senior Secured Notes are guaranteed by OptiNose, Inc. and our subsidiaries and are secured by a pledge of substantially all of our and their assets.

The Note Purchase Agreement contains various covenants that limit our ability to engage in specified types of transactions without our lenders’ prior consent, as well as financial covenants that require us to maintain at least $30.0 million of cash and cash equivalents in certain deposit accounts and require us to achieve certain minimum trailing twelve-month consolidated XHANCE net sales and royalties, tested on a quarterly basis. Pursuant to the second amendment, the financial covenant to achieve minimum trailing twelve-month consolidated XHANCE net product sales and royalties under the Note Purchase Agreement are as follows (amounts in millions):

Trailing Twelve-Months Ending	Requirement under the Note Purchase Agreement After Second Amendment
March 31, 2022	$70.00
June 30, 2022	$75.00
September 30, 2022	$80.00
December 31, 2022	$90.00
March 31, 2023	$98.75
June 30, 2023	$102.50
September 30, 2023	$106.25

December 31, 2023	$110.00
March 31, 2024	$113.75
June 30, 2024	$117.50

Each holder of the Pharmakon Senior Secured Notes may elect to accelerate the repayment of all unpaid principal and accrued interest under such holders’ Pharmakon Senior Secured Notes upon consummation of a specified change of control transaction or occurrence of certain events of default (as specified in the Note Purchase Agreement), including, among other things:

▪our default in a payment obligation under the Pharmakon Senior Secured Notes;
▪our breach of a financial covenant (including the financial covenants that require us to maintain at least $30.0 million of cash and cash equivalents in certain deposit accounts and require us to achieve certain minimum trailing twelve-month consolidated XHANCE net sales and royalties, tested on a quarterly basis), the restrictive covenants or other terms of the Pharmakon Senior Secured Notes;
▪our breach of reporting obligations;
▪our failure to properly maintain the collateral;
▪any circumstance that could reasonably be expected to have a material adverse effect (as defined in the Note Purchase Agreement) on us;
▪certain regulatory and/or commercial actions that cause an ongoing delay in commercialization of XHANCE; and
▪certain specified insolvency and bankruptcy-related events.
Subject to any applicable cure period set forth in the Pharmakon Senior Secured Notes, all amounts outstanding with respect to the Pharmakon Senior Secured Notes (principal and accrued interest), as well as any applicable prepayment premiums or interest “make-whole” payments, would become due and payable immediately upon an event of default at a default interest rate of 13.75%. Our assets or cash flow may not be sufficient to fully repay our obligations under the Pharmakon Senior Secured Notes if the obligations thereunder are accelerated upon any events of default. The duration and magnitude of the negative impact from the COVID-19 pandemic on XHANCE net revenues has previously affected, and could affect in the future, our ability to meet the consolidated XHANCE net product sales and royalties threshold to remain in compliance with our financial covenants. Further, if we are unable to repay, refinance or restructure our obligations under the Pharmakon Senior Secured Notes, the holders of such Pharmakon Senior Secured Notes could proceed to protect and enforce their rights under the Pharmakon Senior Secured Notes by exercising such remedies (including foreclosure on the assets securing our obligations under the Pharmakon Senior Secured Notes and the Note Purchase Agreement) as are available to the holders thereunder and in respect thereof under applicable law, either by suit in equity or by action at law, or both, whether for specific performance of any covenant or other agreement contained in the Pharmakon Senior Secured Notes or in aid of the exercise of any power granted in the Pharmakon Senior Secured Notes. Any such action would materially and adversely affect the ongoing viability of our business.
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
Subject to certain exceptions, we are required to make mandatory prepayments of the Notes, with the proceeds of asset sales, extraordinary receipts and prohibited debt issuances, and upon the occurrence of a change of control (as defined in the Note Purchase Agreement). In addition, we may make voluntary prepayments of the Notes, in whole or in part. All mandatory and voluntary prepayments of the Notes are subject to the payment of prepayment premiums as follows: (i) if prepayment occurs prior to the third anniversary of the Closing Date, an amount equal to 2% of the principal prepaid, (ii) if prepayment occurs on or after the third anniversary of the Closing Date but prior to the fourth anniversary of the Closing Date, an amount equal to 1% of the principal prepaid, and (iii) if prepayment occurs on or after the fourth anniversary of the Closing Date, no prepayment premium is due. We are also required to pay a "make-whole" amount in respect of any principal prepayments (whether mandatory or voluntary) made prior to the 30-month anniversary of our November 2021 underwritten public offering, in an amount equal to the interest that would have accrued through the 30-month anniversary in respect of such Note but for such principal prepayment, provided that in the case of any prepayment made prior to the 15-month anniversary, we will not be required to pay a “make-whole” amount in excess of an amount equal to the interest that would have accrued through the 15-month anniversary but for such principal prepayment. These provisions may make it more costly for a potential acquirer to engage in a business combination transaction with us. Provisions that have the effect of discouraging, delaying or preventing a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.
Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
We do not have any committed external source of funds. Until such a time, if ever, that we can generate substantial revenue, we may seek additional capital through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financings may be coupled with an equity component, such as warrants to purchase shares, which could also result in dilution of our existing stockholders' ownership. The incurrence of additional indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business and may result in liens being placed on our assets and intellectual property. If we were to default on such indebtedness, we could lose such assets and intellectual property.
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
As of December 31, 2021, we had U.S. federal net operating loss (NOL) carry forwards of approximately $294.1 million available to offset future U.S. taxable income and U.S. federal research and development (R&D) tax credits of $2.4 million. While some of our federal NOL carry forwards will carry forward indefinitely, some of our U.S. NOL and credit carry forwards will expire if not utilized with the first expiration occurring in 2030. We also had state NOL carry forwards of $231.8 million as of December 31, 2021. These state NOL carry forwards can only offset income in the same state in which they were generated and thus there is a possibility that they may not be utilized. The carry forward period varies among the states, with the first expiration in 2028. In addition, our Norwegian and UK subsidiaries had total foreign NOL carry forwards of $63.9 million as of December 31, 2021. These foreign NOL carry forwards do not expire but can only be used to offset profits generated in Norway or the United Kingdom, respectively, and may be limited in use based on the laws of those countries.
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

In March 2020, we modified our business practices and transitioned to a full-time, virtual work environment in which all employees were encouraged to work from their place of residence if their job functions allowed, and all work-related travel was temporarily discontinued. A significant portion of the physicians' offices in which our territory managers detail XHANCE either were closed, had reduced patient flow or temporarily stopped sales representatives’ visits, which has hindered our ability to detail XHANCE to physicians' offices. Late in the first quarter of 2020, we began to observe an adverse impact of the COVID-19 pandemic on XHANCE prescription growth and net revenues, and we subsequently withdrew our previous XHANCE revenue guidance for 2020. This adverse impact on our revenues was most pronounced during the “shelter-in-place” mitigation efforts that were prevalent from late-March through May 2020. Where permitted by governmental requirements and the policies of physician offices, our territory managers began to return to in-person detailing of physicians in May and June 2020, however, many restrictions remain and some physicians' offices are still not accepting visits from sales representatives and others are limiting or placing restrictions on visits, which has negatively impacted our ability to drive prescription growth from the physicians targeted by our sales representatives. If our territory managers continue to have a limited ability to meet in person with physicians and if patients’ visits to doctors continue to be limited, XHANCE prescription growth and net revenues will continue to be adversely impacted. In addition, reduced patients visiting physicians offices, changes in insurance coverage or reimbursement levels by governmental authorities, private health insurers and other third-party payors, or in the type of such coverage held by patients, due to the impacts of the COVID-19 pandemic, including the impact on U.S. unemployment rates, may also negatively impact XHANCE prescription growth and net revenues.

The duration and magnitude of the negative impact from the COVID-19 pandemic on consolidated XHANCE net revenues could also affect our ability to remain in compliance with our financial covenants. Furthermore, capital markets in the U.S. and around the world have also been negatively impacted by COVID-19; if market conditions continue to be volatile, it may harm our business, including our ability to obtain future financing.

Our ability to enroll patients and retain principal investigators and site staff for our ongoing clinical trials have been, and could continue to be, impaired due to the COVID-19 outbreak in their geographic areas, the prioritization of medical resources toward the COVID-19 pandemic, or as a result of quarantines and other restrictions that interrupt healthcare services. For example, previous guidance related to the expected timing of results from our ongoing chronic sinusitis trials indicated that top-line results from both trials would be available in the second half of 2021. Pauses or delays in patient enrollment due to factors related to COVID-19 have had, and may continue to have, varying effects in different geographies and over time have led to a change in our projected timeline for initial data availability and may lead to additional changes in the future. We now expect top-line from our second ongoing Phase 3b chronic sinusitis trials in the second quarter of 2022. For those subjects currently participating in these studies, procedures to facilitate ongoing treatment and capture of data during periods of in-person care restrictions have been put in place. Furthermore, patients, investigators, or site staff have been and may continue to be unwilling or unable to comply with clinical trial protocols due to COVID-19 illness, concerns about the pandemic, or quarantines or other restrictions that impede their movement. Any interruption in the supply of the study drug might also delay our ability to complete our ongoing clinical trials within our expected timelines. Significant delays in the completion of our ongoing clinical trials are costly and could adversely affect our business and financial condition.

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
The commercial success of XHANCE depends upon its acceptance by multiple stakeholders, including physicians, patients and healthcare payors.
The degree of market acceptance of XHANCE depends on a number of factors, including:
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
Third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for medical products and services. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Levels of reimbursement may also decrease in the future, and future legislation, regulation or reimbursement policies of third-party payors may adversely affect the demand for and reimbursement available for XHANCE, which in turn, could negatively impact pricing. Further, payors, including healthcare insurers, pharmacy benefit managers and group purchasing organizations, increasingly seek ways to reduce their costs. Many payors continue to adopt benefit plan changes that shift a greater portion of prescription costs to patients. Such measures include more limited benefit plan designs, higher patient co-pay or co-insurance obligations and limitations on patients’ use of commercial manufacturer co-pay assistance programs (including through co-pay accumulator adjustment or maximization programs). Payors also increasingly seek price discounts or rebates in connection with the placement of our products on their formularies or those they manage. Payors may also control costs by imposing restrictions on access to or usage of our products, such as by requiring prior authorizations or "step-edits," and may choose to exclude certain indications for which our products are approved or even choose to exclude coverage entirely. For example, some insurers have established a step-edit system that requires a patient to first use a lower price alternative product prior to becoming eligible for reimbursement of a higher priced product and some insurers require that a physician attest that XHANCE is being used to treat a patient for an indication for which XHANCE is approved. Approximately half of the commercially covered lives as of December 31, 2021 are in a plan that requires a prior authorization and most of those prior authorizations request information regarding patient diagnosis and prior use of INS. Some providers may not complete the burdensome administrative process required to demonstrate or document that the patients for whom XHANCE has been prescribed meet the payors’ utilization management criteria (i.e., prior authorizations or step-edits) and, as a result, patients will not gain access to XHANCE treatment. Further, other patients may obtain coverage for XHANCE but abandon their prescriptions rather than pay their co-pay payment which would result in a significant shortfall in achieving our revenue expectations and negatively impact our business, prospects, results of operations and financial condition.

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
We are currently commercializing XHANCE for the treatment of nasal polyps and intend to seek FDA approval for a follow-on indication of XHANCE for the treatment of chronic sinusitis. Currently, Nasonex™, marketed by Merck, is the only other branded drug therapy approved by the FDA for the treatment of nasal polyps. A generic version of Nasonex™, mometasone furoate monohydrate, was approved by the FDA for, among other indications, the treatment of nasal polyps and launched in 2016. In addition, Beconase AQ™, which is an INS marketed by GlaxoSmithKline, is indicated for the prophylaxis of nasal polyps after surgical resection, while SINUVA™ is a commercially available corticosteroid-eluting implant indicated for the treatment of nasal polyps in adult patients who have had ethmoid sinus surgery that can be placed in the ethmoid sinus under endoscopic visualization for up to 90 days. We are not aware of any drug product approved for the treatment of chronic sinusitis. In addition to competition from Nasonex™ and Beconase AQ™, we will also need to differentiate XHANCE from other products and treatments identified in current clinical practice guidelines for the treatment of chronic rhinosinusitis with and without nasal polyps. Such products and treatments include the use of nasal rinses, decongestants, over-the-counter and prescription INS products, oral steroids, antibiotics, and sinus surgery and other procedures, including functional endoscopic sinus surgery, balloon sinus dilation and steroid-releasing sinus implants. In addition, several monoclonal antibodies are in clinical development or have been developed for the treatment of nasal polyps. In June 2019, the FDA approved DUPIXENT™ (dupilumab) as an add-on maintenance treatment (to an intranasal steroid) in adult patients with inadequately controlled chronic rhinosinusitis with nasal polyposis. In November 2020, the FDA approved XOLAIR™ add-on maintenance treatment of nasal polyps in adult patients with inadequate response to nasal corticosteroids. In July 2021, the FDA approved NUCALA™ add-on maintenance treatment of chronic rhinosinusitis with nasal polyps in adult patients with inadequate response to nasal corticosteroids. In addition, Lyra Therapeutics is developing corticosteroid-eluting implants as potential treatment for patients with chronic rhinosinusitis. If we are unable to achieve significant differentiation for XHANCE against these other products and treatments, including on the basis of efficacy, safety and tolerability profile, reliability, convenience of administration, price and reimbursement, the opportunity for XHANCE to be commercialized successfully would be adversely affected.
If the market opportunities for XHANCE are smaller than we believe, our revenue may be adversely affected, and our business may suffer.
We believe there is a market opportunity for XHANCE consisting of ENT physicians, allergists and high-decile INS-prescribing primary care physicians that we believe treat an estimated 3.5 million U.S. patients with chronic rhinosinusitis, an estimated 1.2 million of whom have chronic rhinosinusitis with nasal polyps. If we are able to obtain a follow-on indication of XHANCE for the treatment of chronic sinusitis, we intend to broaden, through potential collaborations, our reach and target primary care physicians that we believe treat an additional estimated 6.25 million patients with chronic rhinosinusitis, an estimated one-third of whom have chronic rhinosinusitis with nasal polyps.
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

Approximately 84% of our XHANCE net revenues during the fiscal year ended December 31, 2021 were to PPN partners. The three leading PPNs accounted for approximately 22% of our XHANCE net revenues. Additionally, approximately 16% of our XHANCE net revenues during the fiscal year ended December 31, 2021 were to the three largest wholesale pharmaceutical distributors, Cardinal Health, McKesson Corporation and AmerisourceBergen Drug Corporation. If any of these PPN partners or wholesalers ceases to purchase our product for any reason, then unless and until the remaining PPN partners or wholesalers increase their purchases of XHANCE or alternative distribution channels are established:
▪our commercial operations could be significantly disrupted;
▪the availability of XHANCE to patients could be disrupted; and
▪we may not achieve the sales of XHANCE that we expect, which would decrease our revenues.
We do not require collateral from our wholesalers or PPN partners but rather maintain credit limits and, as a result, we have an exposure to credit risk in our accounts receivable. A default by a large PPN partner or wholesaler could harm our results of operations and financial condition. In the fourth quarter of 2020 and 2021, we established bad debt reserves for two customer with past due balances. Our inability to collect these past due balances or any other balances that may become past due as a result of our extension of credit to customers may harm our results of operations.
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
Once an NDA, including a Section 505(b)(2) application, is approved, the product covered thereby becomes a "listed drug" which can, in turn, be cited by potential competitors in support of approval of an ANDA or 505(b)(2) NDA. The FD&C Act, FDA regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA for generic substitutes. Manufacturers may be able to bring a generic product to market in a much more cost-efficient pathway than we currently anticipate. If the costs involved in bringing such a product to market are significantly less than our costs with respect to the development of XHANCE, companies that produce generic equivalents to XHANCE may be able to offer their products at lower prices. Further, if the timeline for bringing such a product to market is expedited, companies that produce generic equivalents to XHANCE may compete with XHANCE faster than we currently anticipate. For example, the FDA has communicated a priority to build on initiatives to accelerate generic entry of complex generics, which include locally acting nasal drug products and the FDA has included XHANCE on the updated list of product specific guidances for complex generic drug products that the FDA plans to issue, which may provide clarity for competitors to develop generic products that compete with XHANCE. If the FDA accepts alternatives to comparative clinical endpoint bioequivalence studies for generic versions of XHANCE, we may face generic competition faster than we currently anticipate and a significant percentage of any future sales of XHANCE could be lost to such generic products. In 2019, the FDA published a draft product-specific guidance for 0.05mg/spray fluticasone propionate nasal spray that states that a comparative clinical endpoint bioequivalence study is recommended for a fluticasone propionate nasal spray product because of an inability to adequately characterize drug particle size distribution (PSD) in aerosols and sprays using commonly used analytical methods. However, the draft guidance also provides that if a product's PSD can be accurately measured using a validated analytical method such as morphology-directed Raman spectroscopy or any other advanced methodology, the product's sponsor could submit comparative PSD data as part of their drug characterization within their ANDA application as a potential alternative to a bioequivalence study. Moreover, in addition to generic competition, we could face competition from other companies seeking approval of products that are similar to ours using the Section 505(b)(2) pathway. Such applicants may be able to rely on XHANCE or other approved drug products or published literature to develop drug products that are similar to ours. Furthermore, in 2021 we provided units of XHANCE to a generic manufacturer in compliance with the CREATES Act. The introduction of a drug product similar to our products or product candidates could expose us to increased competition, leading to a decrease in sales of XHANCE. Competition that we may face from generic or similar versions of XHANCE could materially and adversely impact our future revenue, profitability, and cash flows.
Even though we have obtained regulatory approval for XHANCE, we still face extensive FDA regulatory requirements and may face future regulatory difficulties.
Even though we have obtained regulatory approval in the U.S. for XHANCE for the treatment of nasal polyps in adults, the FDA and state regulatory authorities may still impose significant restrictions on the indicated uses or marketing of XHANCE, or impose ongoing requirements for potentially costly post-approval studies or post-marketing surveillance. For example, as part of its approval of XHANCE for the treatment of nasal polyps in adults, the FDA is requiring that we conduct a randomized, double-blind, placebo controlled clinical trial in adolescents 12 to 17 years of age with nasal polyposis to assess the safety, efficacy, and pharmacokinetics of XHANCE in this population. We have contracted with various clinical trial sites and begun patient enrollment in this trial. We are required to complete the trial by January 2022 and to submit a final report with respect to the trial by July 2022, however, due to enrollment rates, we have submitted a request to the FDA to extend these deadlines. If the FDA declines our request, we may be in violation of this requirement relating to the FDA's approval of our NDA for XHANCE.
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
•numerous federal and state laws and regulations that address privacy and data security, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act (FTC Act)), govern the collection, use, disclosure and protection of health-related and other personal information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating relevant compliance efforts. Compliance with these laws is difficult, constantly evolving, time consuming, and requires a flexible privacy framework and substantial resources. Compliance efforts will likely be an increasing and substantial cost in the future. Federal regulators, state attorneys general, and plaintiffs’ attorneys have been and will likely continue to be active in this space.
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
•the Physician Payments Sunshine Act, implemented as the Open Payments program, and its implementing regulations, requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children's Health Insurance Program (with certain exceptions) to report annually to CMS information related to direct or indirect payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, as well as ownership and investment interests held in the company by physicians and their immediate family members.
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

We participate in the Medicaid Drug Rebate Program, and other governmental pricing programs, and therefore we are obligated to pay certain specified rebates and report pricing information with respect to XHANCE. Pricing and rebate calculations vary across product and programs, are complex and are often subject to interpretation by us, governmental and regulatory agencies and the courts. We cannot assure you that our submissions will not be found by CMS to be incomplete or incorrect. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. The Medicaid rebate amount is computed each quarter based on our submission to CMS of our current AMP and Best Price for the quarter. If we become aware that our reporting for a prior quarter was incorrect, or has changed as a result of recalculation of the pricing data, we are obligated to resubmit the corrected data for a period not to exceed twelve quarters from the quarter in which the data originally were due, and CMS may request or require restatements for earlier periods as well. Such restatements and recalculations increase our costs for complying with the laws and regulations governing the Medicaid Drug Rebate Program. Any corrections to our rebate calculations could result in an overage or underage in our rebate liability for past quarters, depending on the nature of the correction. Price recalculations also may affect the ceiling price at which we are required to offer our products to certain covered entities, such as safety-net providers, under the Public Health Service's 340B Program and under other similar government pricing programs. These programs are described in greater detail in the previous section under "Business — Government Regulation — Coverage and Reimbursement."

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

We also are liable for errors associated with our submission of pricing data. In addition to retroactive rebates and the potential for 340B Program refunds, if we are found to have knowingly submitted false AMP or Best Price information to the government, we may be liable for significant civil monetary penalties. Our failure to submit monthly/quarterly AMP and Best Price data on a timely basis also could result in a significant civil monetary penalty per day for each day the information is late beyond the due date. Further, if we are found to have knowingly misclassified a drug (e.g., by knowingly classifying it as a generic drug for Medicaid Drug Rebate Program purposes, which are subject to lower rebates, instead of a single-source or innovator multiple-source drug), we could be subject to civil monetary penalties no greater than two times the difference between the rebates we should have paid and the rebates we actually paid, which penalties are in addition to the penalties discussed previously. Such failures also could be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we participate in the Medicaid Drug Rebate Program. In the event that CMS terminates our rebate agreement, federal payments may not be available under Medicaid or Medicare Part B for XHANCE. If we are found to have made a misrepresentation in the reporting of our ASP, the Medicare statute provides for significant civil monetary penalties for each misrepresentation for each day in which the misrepresentation was applied.

HRSA issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, which became effective on January 1, 2019. It is currently unclear how HRSA will apply its enforcement authority under the regulation. HRSA also has implemented a ceiling price reporting requirement related to the 340B Program under which we are required to report 340B ceiling prices to HRSA on a quarterly basis, and HRSA then publishes that information to covered entities. Moreover, under a final regulation effective January 13, 2021, HRSA newly established an administrative dispute resolution, or ADR, process for claims by covered entities that a manufacturer has engaged in overcharging, and by manufacturers that a covered entity violated the prohibitions against diversion or duplicate discounts. Such claims are to be resolved through an ADR panel of government officials rendering a decision that could be appealed only in federal court. An ADR proceeding could subject us to onerous procedural requirements and could result in additional liability. In addition, changes to legislation, regulations, or guidance could modify 340B Program compliance or expand discount liability.

Civil monetary penalties can also be applied if we are found to have knowingly and intentionally charged 340B covered entities more than the statutorily mandated ceiling price. A covered entity or association representing covered entities can also bring claims against us through HRSA’s 340B ADR process. HRSA could terminate our 340B program Pharmaceutical Pricing Agreement for good cause, which could cause our Medicaid National Drug Rebate Agreement to be terminated, rendering federal funds for our covered outpatient drugs unavailable under

Medicaid and Medicare Part B. Finally, we note again that civil monetary penalties could apply if a manufacturer fails to provide discounts under the Medicare Part D coverage gap discount program in the amount of 125 percent of the discount that was due.

Federal law requires that a company must participate in the U.S. Department of Veterans Affairs (VA) Federal Supply Schedule (FSS) pricing program to be eligible to have its products paid for with federal funds. As part of this program, we are obligated to make XHANCE available for procurement on an FSS contract under which we must comply with standard government terms and conditions and charge a price that is no higher than the statutory Federal Ceiling Price (FCP) to four federal agencies (VA, U.S. Department of Defense (DOD) Public Health Service, and U.S. Coast Guard). The FCP is based on the Non-Federal Average Manufacturer Price (Non-FAMP), which we calculate and report to the VA on a quarterly and annual basis. If we overcharge the government in connection with our FSS contract or Tricare Retail Pharmacy Agreement, whether due to a misstated FCP or otherwise, we are required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the U.S. civil False Claims Act and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
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

The Affordable Care Act and any other healthcare reform measures may increase the difficulty and cost for us to commercialize XHANCE and affect the prices we may obtain.
The U.S. and many foreign jurisdictions have proposed and enacted legislative and regulatory changes affecting the healthcare system that could restrict or regulate post-approval activities and affect our ability to profitably sell XHANCE. The U.S. government, state legislatures and foreign governments also have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs.
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
Certain provisions of the Affordable Care Act have been subject to judicial challenges, as well as efforts to modify them or alter their interpretation and implementation. For example, on December 22, 2017, the U.S. government signed into law the Tax Act, which includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” It is unclear how efforts to modify or invalidate the Affordable Care Act or its implementing regulations, or portions thereof, will affect the Affordable Care Act or our business.
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
We also expect that the Affordable Care Act, as well as other healthcare reform measures that have been adopted and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for XHANCE and could seriously harm our future revenues. Any reduction in reimbursement from Medicare, Medicaid, or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenues, attain profitability or successfully commercialize XHANCE.
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
The key competitive factors that we expect to impact the commercial success of XHANCE and any other product candidates we may develop are likely to be their efficacy, safety and tolerability profile, reliability, convenience of administration, price and reimbursement. Nasonex™, marketed by Merck, is currently the only other branded INS drug therapy approved by the FDA for the treatment of nasal polyps, which is our current indication for XHANCE. A generic version of Nasonex™, mometasone furoate monohydrate, was approved by the FDA for, among other indications, the treatment of nasal polyps and launched in 2016. In addition, Beconase AQ™, which is an INS marketed by GlaxoSmithKline, is indicated for the prophylaxis of nasal polyps after surgical resection, SINUVA™ is a commercially available corticosteroid-eluting implant indicated for the treatment of nasal polyps in adult patients who have had ethmoid sinus surgery that can be placed in the ethmoid sinus under endoscopic visualization for up to 90 days, DUPIXENT™, which is a monoclonal antibody marketed by Sanofi and Regeneron, is indicated as an add-on maintenance treatment (to an intranasal steroid) in adult patients with inadequately controlled chronic rhinosinusitis with nasal polyposis, XOLAIR™, which is a monoclonal antibody marketed by Genentech USA, Inc. and Novartis Pharmaceuticals Corporation, is indicated as an add-on maintenance treatment of nasal polyps in adult patients with inadequate response to nasal corticosteroids, and NUCALA™, which is a monoclonal antibody marketed by GlaxoSmithKline, is indicated as an add-on maintenance treatment of chronic rhinosinusitis with nasal polyps in adult patients with inadequate response to nasal corticosteroids. We are not aware of any drug therapy approved by the FDA or foreign regulatory agencies for the treatment of chronic sinusitis.
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
Due to the limitations of current treatments, several companies are investigating or have investigated the treatment of nasal polyps with monoclonal antibodies. To date, four monoclonal antibodies have been studied in nasal polyps: omalizumab, benralizumab, mepolizumab and dupilumab. In June 2019, the FDA approved DUPIXENT™ (dupilumab) as an add-on maintenance treatment (to an intranasal steroid) in adult patients with inadequately controlled chronic rhinosinusitis with nasal polyposis. In November 2020, the FDA approved XOLAIR™ (omalizumab) add-on maintenance treatment of nasal polyps in adult patients with inadequate response to nasal corticosteroids. And, in July 2021 the FDA approved NUCALA™ (mepolizumab) add-on maintenance treatment of chronic rhinosinusitis with nasal polyps in adult patients with inadequate response to nasal corticosteroids. In addition, Lyra Therapeutics is developing corticosteroid-eluting implants as potential treatment for patients with chronic rhinosinusitis. Most of these INS and monoclonal antibody companies, as well as other potential competitors, have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products.
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
We have initiated a clinical program to support a follow-on indication of XHANCE for the treatment of chronic sinusitis. Recently, the FDA has approved drug products for the treatment of chronic rhinosinusitis with nasal polyps and issued a guidance document in November 2021 for clinical trial programs for nasal polyps in which it supports use of the term chronic rhinosinusitis instead of chronic sinusitis. As a result of the FDA's evolving view on terminology for nasal polyps, it is uncertain whether the phase 3 clinical trial program that we are currently conducting for XHANCE would, if positive, support a follow-on indication for the treatment of chronic sinusitis or chronic rhinosinusitis. Nevertheless, we currently intend to submit a prior approval efficacy supplement under our currently approved 505(b)(2) NDA for a follow-on indication for the treatment of chronic sinusitis if data from our ongoing clinical trials is positive. Because there is no FDA-approved product for the treatment of chronic sinusitis, we believe there is substantial risk and uncertainty in planning and conducting adequate clinical trials to meet FDA requirements to support approval for this indication. If the clinical program required by the FDA is more costly or time-consuming than anticipated, we may decide to cease the pursuit of this follow-on indication. Additionally, clinical trials for this indication may not demonstrate sufficient efficacy or safety to support FDA approval for a follow-on indication for XHANCE. If we do not obtain a follow-on indication for the treatment of chronic sinusitis, our promotion of XHANCE will be limited to nasal polyps, which would limit our potential sales of XHANCE.
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

For example, previous guidance related to the expected timing of results from our ongoing chronic sinusitis trials indicated that top-line results from both trials would be available in the second half of 2021. Pauses in patient enrollment due to factors related to the COVID-19 pandemic have had, and may continue to have, varying effects in different geographies and over time led to a delay in the availability of data from our chronic sinusitis trials and may lead to additional changes in the future. We reported top-line results from our first chronic sinusitis trial in March 2022 and expect to report data from the second trial in the second quarter of 2022.
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
We do not own any manufacturing facilities. We currently have no plans to build our own clinical or commercial scale manufacturing facility. We lack the resources to manufacture and test, on a commercial scale, the technical performance of XHANCE and our other product candidates. We currently rely, and expect to continue to rely, on a limited number of experienced personnel and CMOs and suppliers who assist in the production, assembly, test, supply, storage and distribution of XHANCE and its components for commercial and clinical supplies, and we control only some of the aspects of their activities. We may not be able to maintain terms that are favorable to us. We may not be able to enter into commercial manufacturing and supply agreements with any necessary third parties, should such additional agreements become necessary. If we are unable to enter into such agreements or maintain existing agreements, each on commercially reasonable terms, our ability to commercialize XHANCE would be impaired, and our business, financial condition and results of operations would be materially adversely affected. We have initiated the process of qualifying an alternate third-party supplier for select components of XHANCE. Alternate third party suppliers of XHANCE components are subject to qualification and approval from the FDA.
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
Any production shortfall that impairs the supply of XHANCE or any of its components could have a material adverse effect on our business, financial condition and results of operations and adversely affect our ability to satisfy demand for XHANCE, which could adversely affect our product sales and operating results materially. We have initiated the process of qualifying an alternate third-party supplier for select components of XHANCE. Alternate third party suppliers of XHANCE components are subject to qualification and approval from the FDA.

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

Our reliance on third parties reduces our control over our product candidate development and commercialization activities but does not relieve us of our responsibility to ensure compliance with all required legal, regulatory and scientific standards. For example, the FDA and other regulatory authorities require that our product candidates and any products that we may eventually commercialize be manufactured according to cGMP and similar foreign standards. Any failure by our third-party manufacturers to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates or supply our commercial volume of XHANCE. In addition, such failure could be the basis for the FDA to issue a warning or untitled letter, withdraw approvals for product candidates previously granted to us, or take other regulatory or legal action, including recall or seizure, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, detention or product, refusal to permit the import or export of products, injunction, imposing civil penalties or pursuing criminal prosecution.We have initiated the process of qualifying an alternate third-party supplier for select components of XHANCE. Alternate third party suppliers of XHANCE components are subject to qualification and approval from the FDA.
Manufacturing issues may arise that could increase product and regulatory approval costs or delay commercialization.
Issues may arise involving product manufacturing of XHANCE or any of our products that may be under development, including but not limited to delays in receiving finished product or product components, analytical testing issues, product-packaging problems and equipment malfunctions. These issues may require refinement or resolution in order to continue and not delay the commercialization of XHANCE or development of any of our products under development. In addition, quality issues may arise during commercial manufacturing processes or the scale-up of any of our products that may be under development. Any issues in our product or delivery devices could result in increased scrutiny by regulatory authorities, delays in our regulatory approval process, increases in our operating expenses, shortages in our products available for sales or clinical trial use, decreases in sales to customers, or failure to obtain or maintain approval for our products. We have initiated the process of qualifying an alternate third-party supplier for select components of XHANCE. Alternate third party suppliers of XHANCE components are subject to qualification and approval from the FDA.

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
It is important to our business that we continue to build a more complete product offering within the ENT and allergy markets. We are evaluating the use of our proprietary EDS device technology to develop new product candidates for the ENT and allergy markets. Developing additional product candidates is expensive and time-consuming and could divert management's attention away from the commercialization of XHANCE. Even if we are successful in developing additional product candidates, the success of any new product candidates or enhancement to any existing product candidates will depend on several factors, including our ability to:
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
If we are unsuccessful in developing, acquiring or licensing additional product candidates in other areas of the ENT and allergy markets, our ability to gain and maintain profitability may be impaired.
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
As of February 1, 2022, we owned over 60 U.S. patents, with additional pending U.S. patent applications. Our issued U.S. patents expire between 2022 and 2035. We do not know whether any of our patent applications will result in issued patents or, if any of our patent applications do issue, whether such patents will protect our technology and drugs, in whole or in part, or whether such patents will effectively prevent others from commercializing competitive technologies and products. There is no guarantee that any of our issued or granted patents will not later be found invalid or unenforceable. Furthermore, as our issued patents expire, the risk that competitors may be able to circumvent our remaining patents by developing similar or alternate technologies or products in a non-infringing manner is increased. Two of our 13 patents listed in the FDA's Orange Book for XHANCE are set to expire from 2022 to 2023. These patents cover certain aspects of our exhalation deliver system technology utilized by XHANCE.
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
Our competitors may seek to market generic versions of XHANCE or any other product for which we obtain approval by submitting ANDAs to the FDA or new products that use our approved products as the RLD, in each case where our competitors claim that our patents are invalid, unenforceable or not infringed. Alternatively, our competitors may seek approval to market their own products that are the same as, similar to or otherwise competitive with XHANCE and any future product candidates we may develop. In these circumstances, we may need to defend or assert our patents, by means including filing lawsuits alleging patent infringement requiring us to engage in complex, lengthy and costly litigation or other proceedings. In any of these types of proceedings, a court or government agency with jurisdiction may find our patents invalid, unenforceable or not infringed. We may also fail to identify patentable aspects of our research and development before it is too late to obtain patent protection. Even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives. Furthermore, as our issued patents expire, the risk that competitors may be able to circumvent our remaining patents by developing similar or alternate technologies or products in a non-infringing manner is increased. Two of our 13 remaining patents listed in the FDA's Orange Book for XHANCE are set to expire from 2022 to 2023. These patents cover certain aspects of our exhalation deliver system technology utilized by XHANCE.
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
▪our ability to develop, acquire or license additional product candidates in other areas of the ENT and allergy markets;
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
As of March 1, 2022, there were 82,418,106 outstanding shares of our common stock. Holders of an aggregate of 14,461,137 shares of our common stock have rights, subject to specified conditions, that require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Of these shares, 14,273,017 are already covered by a registration statement and may be sold in the public market pursuant to such registration statement. Additionally, these shares are also eligible for sale without registration under Rule 144, subject to volume limitations applicable to affiliates. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
Our principal stockholders and management own a substantial percentage of our stock and are able to exert significant control over matters subject to stockholder approval, which could prevent new investors from influencing significant corporate decisions.
Our executive officers, directors, beneficial owners of 5% or more of our capital stock and their respective affiliates, in the aggregate, beneficially own approximately 49.8% of our outstanding common stock as of March 1, 2022. Entities associated with Avista Capital Partners II, L.P. (Avista), our largest stockholder, collectively hold as a group approximately 17.3% of our outstanding common stock as of March 1, 2022. Additionally, entities associated with MVM Partners, LLC (MVM) collectively hold as a group approximately 15.2% of our outstanding stock as of March 1, 2022. As a result, Avista and MVM can significantly influence the outcome of matters requiring stockholder approval, including the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest. The interests of Avista and MVM may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock. For instance, and specifically with respect to Avista, under the terms of our fourth amended and restated certificate of incorporation, neither Avista nor any of its respective representatives whom in the future may be on our board of directors are required to offer us any transaction opportunity of which they become aware, and they could take any such opportunity for themselves or offer it to other companies in which they have an investment, unless that opportunity is expressly offered to a person serving on our board of directors solely in his or her capacity as one of our directors. These actions might affect the prevailing market price for our common stock. In addition, because Avista and certain of our other principal stockholders have held their shares for several years, they may be more interested in selling our company than other investors, or they may want us to pursue strategies that deviate from the interests of other stockholders. Such concentration of ownership control may also:
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
We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act) and we are eligible to and intend to take advantage of some of the exemptions from reporting requirements applicable to other public companies, but not to emerging growth companies, including, but not limited to, an exemption from the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act, reduced disclosure about executive compensation arrangements pursuant to the rules applicable to smaller reporting companies and no requirement to seek non-binding advisory votes on executive compensation or golden parachute arrangements. We will remain an emerging growth company until the earliest of (1) the last day of the fiscal year following the fifth anniversary of our initial public offering, December 31, 2022, (2) the beginning of the first fiscal year after our annual gross revenue is $1.07 billion or more, (3) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities and (4) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700.0 million as of the end of the second quarter of that fiscal year.
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
Our business is subject to complex and evolving U.S., state and international data and privacy protection laws. In the U.S., numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act) govern the collection, use, disclosure, and protection of health-related and other personal information. Compliance with these laws is difficult, constantly evolving, and time consuming. These laws may differ from each other in significant ways, thus complicating compliance efforts. Many of the state laws enable a state attorney general to bring actions and provide private rights of action to consumers as enforcement mechanisms. Failure to comply with data protection laws and regulations could result in government enforcement actions and create liability for us (which could include civil and/or criminal penalties), private litigation and/or adverse publicity. Federal regulators, state attorneys general, and plaintiffs’ attorneys have been and will likely continue to be active in this space. We may also obtain health information from third parties (e.g., healthcare providers who prescribe our products) that are subject to privacy and security requirements under HIPAA, and other privacy and data security and consumer protection laws. Although we are not directly subject to HIPAA, other than potentially with respect to providing certain employee benefits, we could potentially be subject to criminal penalties if we, our affiliates, or our agents knowingly receive individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA, and could also potentially be subject to other civil and/or criminal penalties if we obtain, use or disclose information in a manner not permitted by other privacy and data security and consumer protection laws.

The Federal Trade Commission (the “FTC”) also sets expectations for failing to take appropriate steps to keep consumers’ personal information secure, or failing to provide a level of security commensurate to promises made to individual about the security of their personal information (such as in a privacy notice) may constitute unfair or deceptive acts or practices in violation of Section 5(a) of the FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. With respect to privacy, the FTC also sets expectations that companies honor the privacy promises made to individuals about how the company handles consumers’ personal information; any failure to honor promises, such as the statements made in a privacy policy or on a website, may also constitute unfair or deceptive acts or practices in violation of the FTC Act. While we do not intend to engage in unfair or deceptive acts or practices, the FTC has the power to enforce promises as it interprets them, and events that we cannot fully control, such as data breaches, may be result in FTC enforcement. Enforcement by the FTC under the FTC Act can result in civil penalties or enforcement actions.

Additionally, the General Data Protection Regulation (GDPR), applicable in the European Union (EU), applies to our activities conducted from an establishment in the EU or related to products and services that we may offer to EU users that involve the collection, use, storage, transfer, and other processing of personal data, including personal health data. The GDPR creates a range of new compliance obligations and restrictions on the ability to collect, analyze and transfer personal data, which could cause us to change our business practices, and has significantly increased financial penalties for noncompliance (including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious infringements). In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals, the sharing of personal data with third parties, the transfer of personal data out of the EU, security breach notifications, security and confidentiality of the personal data and imposition of substantial potential fines for violations of the data protection obligations. Specifically regarding the transfer of personal data outside of the EU, while there are legal mechanisms available to lawfully transfer personal data outside of the EU, including to the United States, there are certain unsettled legal issues regarding such data transfers, the resolution of which may adversely affect our ability to transfer personal data or otherwise may cause us to incur significant costs to come into compliance with applicable data transfer impact assessments and implementation of legal data transfer mechanisms. On July 16, 2020, the European Court of Justice ruled the EU-US Privacy Shield to be an invalid data transfer mechanism and confirmed that the Model Clauses remain valid, and in June 2021, the European Commission published updated versions of the Model Clauses, which must be incorporated into new and existing agreements within prescribed timeframes in order to continue to lawfully transfer personal data outside of the EU. Data protection authorities from the different EU member states, as well as in the United Kingdom and Switzerland, have promulgated national privacy laws that impose additional requirements, which add to the complexity of processing and transferring EU personal data, with the United Kingdom and Switzerland following the EU with the publication of new Model Clauses to be incorporated in all applicable contracts within a specified timeframe in order to legitimize data transfers from those jurisdictions. Our ability to continue to transfer personal data outside of the EU, United Kingdom, or Switzerland may become significantly more costly and may subject us to increased scrutiny and liability under the GDPR or similar local laws, and we may experience operating disruptions if we are unable to conduct these transfers in the future.

The California Consumer Privacy Act, or CCPA, establishes certain requirements for data use and sharing transparency and provides California residents certain rights concerning the use, disclosure, and retention of their personal data. The CCPA and its implementing regulations have already been amended multiple times since their enactment. In November 2020, California voters approved the California Privacy Rights Act (“CPRA”) ballot initiative, which introduced significant amendments to the CCPA and established and funded a dedicated California privacy regulator, the California Privacy Protection Agency. The amendments introduced by the CPRA go into effect on January 1, 2023, and new implementing regulations are expected to be introduced by the California Privacy Protection Agency. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or potential statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with certain types of incidents. These claims may result in significant liability and potential damages. We implemented processes to manage compliance with the CCPA and continue to assess the impact of the CPRA, and other state legislation, on our business as additional information and guidance becomes available. These laws and regulations are evolving and subject to interpretation, and may impose limitations on our activities or otherwise adversely affect our business. Similarly, there are a number of legislative proposals in the European Union, the United States, at both the federal and state level, and in other jurisdictions that could impose new obligations or limitations in areas affecting our business. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services and research activities. These laws and regulations, as well as any associated claims, inquiries, or investigations or any other government actions may lead to unfavorable outcomes including increased compliance costs, delays or impediments in the development of new products, negative publicity, increased operating costs, diversion of management time and attention, and remedies that harm our business, including fines or demands or orders that we modify or cease existing business practices.

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
Despite the implementation of security measures, our internal computer systems and those of our contractors, vendors, customers and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures, cyberattacks or cyber-intrusions over the Internet, loss of funds or information from phishing or other fraudulent schemes, attachments to emails, persons inside our organization, or persons with access to systems inside our organization or those with whom we do business. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Such an event could cause interruption of our operations or loss of Company funds and have a negative financial consequence on our business. For example, the loss of data from completed or ongoing clinical trials for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data, or could result in a delay of the services provided by our vendor. Although we are targeted for cyber-attacks from time to time, we are only aware of one instance where an unauthorized third party accessed certain parts of our computer systems and we believe we have addressed the matter without any known financial implication, loss of data or exposure of confidential or personal information. To the extent that any disruption or security breach were to result in a loss of or damage to our data, misappropriation of funds to unintended recipients, or inappropriate disclosure of confidential, proprietary or personal information, we could incur material legal claims and liabilities and damage to our reputation and the development and commercialization of XHANCE and our other product candidates could be delayed. Additionally, breach remediation costs may be significant. Despite our efforts and the ever-changing threat landscape, the possibility of these events occurring cannot be eliminated entirely and there can be no assurance that any measures we take will prevent cyber-attacks or security breaches that could adversely affect our business.
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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Global Select Market under the symbol “OPTN”. As of March 1, 2022, there were 82,418,106 shares of our common stock outstanding. There were approximately 19 stockholders of record at March 1, 2022. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Securities Authorized for Issuance under Equity Compensation Plans
Information required by Item 5 of Form 10-K regarding our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.
Recent Sales of Unregistered Securities
In connection with the Second Amendment to the Note Purchase Agreement with Pharmakon, we issued a warrant (each, a "Warrant") to each of the two current purchasers of the notes thereunder (each, a "Warrantholder') to purchase an aggregate of 2,500,000 shares of our common stock, par value $0.001 per share (the "Warrant Shares") at an exercise price equal to $1.60 per Warrant Share, in each case, subject to adjustment for customary stock splits, stock dividends, combinations or similar events, and cancelled previously issued warrants to purchase an aggregate 810,357 shares of our common stock, par value $0.001 per share at an exercise price equal to $6.72 per warrant share . Each Warrant is exercisable any time on or after November 18, 2021 until November 18, 2024. Each Warrantholder may exercise its Warrant on a cashless basis at any time. In the event a Warrantholder exercises its Warrant on a cashless basis the Company will not receive any proceeds.
The Warrants issued in the connection with the Second Amendment to the Note Purchase Agreement, and the Warrant Shares issuable upon exercise thereof, were offered and sold without registration under Act of 1933, as amended (Securities Act), pursuant to the exemption provided by Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder as transactions not involving a public offering, as well as similar exemptions under applicable state securities laws, in reliance upon the following facts: no general solicitation was used in the offer or sale of such securities; the recipients of the securities had adequate access to information about the Company; each recipient of such securities represented its acquisition thereof as principal for its own account and its lack of any arrangements or understandings regarding the distribution of such securities; each recipient of such securities represented its capability of evaluating the merits of an investment in our securities due to its knowledge, sophistication and experience in business and financial matters; and such securities were issued as restricted securities with restricted legends referring to the Securities Act. No such securities may be offered or sold in the United States in the absence of an effective registration statement or exemption from applicable registration requirements.

The Warrants described in this Item 5 included appropriate legends setting forth that the applicable securities have not been registered and reciting the applicable restrictions on transfer. There were no underwriters employed in connection with any of the transactions set forth in this Item 5. Except as set forth above, we did not sell any shares of our common stock or our preferred stock, or grant any stock options, warrants or restricted stock awards, during the year ended December 31, 2021 that were not registered under the Securities Act and that have not otherwise been described in a Quarterly Report on Form 10-Q or a Periodic Report on Form 8-K.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.
ITEM 6. RESERVED

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
We have initiated two Phase 3b clinical trials of XHANCE for a follow-on indication for the treatment of chronic sinusitis. Positive top-line results from the first trial were announced in March 2022 and results from the second trial are expected in the second quarter of 2022. If both trials are positive, XHANCE has the potential to be the first drug therapy approved by the FDA for the treatment of chronic sinusitis.
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
•Late in the first quarter of 2020 we began to observe an adverse impact of the COVID-19 pandemic on XHANCE prescription growth. This adverse impact was most pronounced during the "shelter-in-place" mitigation efforts that were prevalent from late-March through May 2020. Although XHANCE prescription growth (and in particular, new prescription growth) continues to be adversely impacted by the COVID-19 pandemic, the magnitude of the impact has slowly improved as federal, state and local government requirements and guidances have been updated to facilitate economic reopening. Based on third-party prescription data as well as data from Preferred Pharmacy Network (PPN) partners, XHANCE prescriptions increased 11% from first quarter 2020 to second quarter 2020, 11% from second quarter 2020 to third quarter 2020, 7% from third quarter 2020 to fourth quarter 2020, decreased 2% from fourth quarter 2020 to first quarter 2021, increased 14% from first quarter 2021 to second quarter 2021, increased 4% from second quarter 2021 to third quarter 2021, and increased 8% from third quarter 2021 to fourth quarter 2021. Although XHANCE prescriptions have grown since the start of the pandemic, the rate of growth was below our pre-pandemic expectations. The duration and magnitude of the impact of the COVID-19 pandemic on XHANCE prescriptions and XHANCE net revenue remains uncertain and it has and could in the future continue to affect our ability to remain in compliance with our financial covenants under that certain Note Purchase Agreement dated as of September 12, 2019, as amended pursuant to that certain letter agreement dated as of August 13, 2020, as further amended by that certain First Amendment to Note Purchase Agreement dated as of March 2, 2021 (the Note Purchase Agreement), and as further amended pursuant to that certain Second Amendment to Note Purchase Agreement dated as of November 16, 2021, that we entered into with funds managed by Pharmakon Advisors, LP (Pharmakon), the investment manager of the BioPharma Credit Funds (BioPharma).
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
•We completed enrollment in the first of our ongoing chronic sinusitis clinical trials in July 2021 and positive top-line results were announced earlier in March 2022. We completed enrollment of subjects in our second clinical trial for chronic sinusitis in October of 2021 and expect top-line results in the second quarter of 2022. For those subjects currently participating in the second clinical trial, procedures to facilitate ongoing treatment and capture of data during periods of in-person care restrictions have been put in place. Pauses in patient enrollment due to factors related to the COVID-19 pandemic have had, and may continue to have, varying effects in different geographies and over time have led to a change in our projected timeline for initial data availability and may lead to additional changes in the future.

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
Additional Business Updates

We track and report metrics that we believe are an important part of assessing our progress in key strategic areas including:
•XHANCE Prescriptions and Market Share. Based on third-party prescription data as well as data from PPN partners, the total estimated number of XHANCE prescriptions in the fourth quarter of 2021 was 93,700, which represents 27% growth for prescriptions when compared to estimated fourth quarter 2020 prescriptions of 73,900. The INS prescription market increased approximately 6% from fourth quarter 2020 to fourth quarter 2021 based on third-party prescription data. In addition, the total estimated number of XHANCE prescriptions was 72,600 in the first quarter of 2021, 82,900 in the second quarter of 2021, and 86,300 in the third quarter of 2021.
A seasonal effect has historically been observed in the INS prescription market in which market volume generally peaks near the middle of the second quarter and declines into the early part of the third quarter of each calendar year. As a result of the COVID-19 pandemic, INS prescription market volumes did not experience the expected peak in the second quarter of 2020. Based on third-party prescription data, INS market prescriptions increased 8% from the fourth quarter of 2019 to the first quarter of 2020, decreased 16% from the first quarter of 2020 to the second quarter of 2020, decreased 6% from the second quarter of 2020 to the third quarter of 2020, increased 2% from the third quarter of 2020 to the fourth quarter of 2020, decreased 4% from fourth quarter 2020 to the first quarter of 2021, increased 14% from the first quarter of 2021 to the second quarter of 2021, decreased 4% from the second quarter of 2021 to the third quarter of 2021, and increased 1% from the third quarter 2021 to the fourth quarter 2021. In addition, based on third-party prescription data, INS market prescriptions were flat from full year 2018 to full year 2019, and decreased 7% from full year 2019 to full year 2020, and flat from full year 2020 to full year 2021.
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
Additionally, as we experienced in 2020 and 2021, we expect that the first quarter prescription demand and average net revenue per prescription for XHANCE will be adversely impacted in 2022 and future years by the annual resetting of patient healthcare insurance plan deductibles and changes in individual patients' healthcare insurance coverage, both of which often occur in January.
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
We believe market share, in addition to XHANCE prescription volume, provides important information regarding XHANCE utilization because market share normalizes XHANCE prescriptions for market effects including the INS market seasonality, seasonal variation in patient visits with their doctor, annual deductible resets and annual changes in individual patient's healthcare insurance coverage referenced above. Based on third-party prescription data as well as data from PPN partners, we estimate XHANCE had a market share in our current target audience of 18,000 physicians of 5.1% in the fourth quarter of 2020, 5.4% in the first quarter of 2021, 5.4% in the second quarter of 2021, 6.0% in the third quarter of 2021, and 6.3% in the fourth quarter of 2021. Note that most of the INS prescriptions written within our target physician audience are for chronic sinusitis, allergic rhinitis and other conditions outside of our nasal polyp indication. Our target physician audience is subject to revision each quarter to account for changes such as revised sales target prioritization, and physician retirements. Changes to the target physician audience can contribute some of the quarter over quarter change in market share.
•XHANCE New Prescriptions and Refill Prescriptions. The underlying disease that we are treating is chronic and, as a result, many patients may fill multiple prescriptions per year. We monitor new prescriptions as they create the potential for future refill prescriptions. Based on third-party prescription data as well as data from PPN partners, the total estimated number of XHANCE new prescriptions in the fourth quarter of 2021 was 29,900, which represents 21% growth for new prescriptions when compared to estimated fourth quarter 2020 new prescriptions of 24,600. In addition, the total estimated number of XHANCE new prescriptions was 25,900 in first quarter 2021, 29,000 in second quarter 2021, and 27,900 in third quarter 2021. Based on third-party prescription data, the INS market for new prescriptions increased 14% from the fourth quarter of 2020 to the fourth quarter of 2021 and increased 2% from the third quarter of 2021 to the fourth quarter of 2021. In addition, based on third-party prescription data, the INS market for new prescriptions increased 1% from full year 2018 to full year 2019, decreased 13% from full year 2019 to full year 2020, and increased 4% from full year 2020 to full year 2021.
We track refill prescriptions and provide patient assistance to support refill programs that are administered by our PPN partners. Based on third-party prescription data as well as data from PPN partners, the total estimated number of XHANCE refill prescriptions in the fourth quarter of 2021 was 63,800, which represents 30% growth for refill prescriptions when compared to estimated fourth quarter 2020 refill prescriptions of 49,300. In addition, the total estimated number of XHANCE refill prescriptions was 46,700 in first quarter 2021, 53,900 in second quarter 2021, and 58,400 in third quarter 2021.
•Prescribing Breadth and Depth. We track the number of physicians who prescribe XHANCE in a time period to evaluate the breadth of prescribing. Based on third-party prescription data as well as data from PPN partners, the total estimated number of physicians who had at least one patient fill a prescription for XHANCE in the fourth quarter of 2021 was 7,532, which represents 12% growth when compared to the estimated 6,708 physicians who had at least one patient fill a prescription for XHANCE in the fourth quarter of 2020. In addition, the total estimated number of physicians who had at least one patient fill a prescription for XHANCE was 6,920 in the first quarter of 2021, 7,188 in the second quarter of 2021, and 7,196 in the third quarter of 2021.
We also track the number of prescriptions filled by a prescribing physician's patients in a time period to evaluate depth of prescribing. Based on third-party prescription data as well as data from PPN partners, the total estimated number of physicians who had more than 15 XHANCE prescriptions filled by their patients in the fourth quarter of 2021 was 1,589, which represents 25% growth when compared to the estimated 1,275 physicians who had more than 15 XHANCE prescriptions filled by their patients in the fourth quarter of 2020. In addition, the total estimated number of physicians who had more than 15 XHANCE prescriptions filled by their patients was 1,285 in the first quarter of 2021, 1,414 in the second quarter of 2021, and 1,459 in the third quarter of 2021.
•XHANCE Net Product Revenues per Prescription. We calculate average net product revenues per prescription, one metric that we use to gauge the profitability of XHANCE, by dividing net product revenues for the quarter by the estimated number of XHANCE prescriptions dispensed during the quarter. Average XHANCE net product revenues per prescription were $240 in the fourth quarter of 2021 which represents an approximately 14% increase when compared to the $211 average XHANCE net product revenues per prescription in the fourth quarter of 2020. In addition, average XHANCE net revenues per prescription were $151 in the first quarter of 2021, $221 in the second quarter of 2021, and $253 in the third quarter of 2021.

Financial Operations Overview
The following discussion sets forth certain components of our consolidated statements of operations as well as factors that impact those items.
Net product revenues
Sales of XHANCE generated $73.7 million and $48.4 million in net product revenues for the years ended December 31, 2021 and 2020, respectively. In accordance with GAAP, we determine net product revenues for XHANCE, with specific assumptions for variable consideration components including but not limited to trade discounts and allowances, co-pay assistance programs and payor rebates.

Based on available XHANCE prescription data purchased from third parties and data from our PPN partners, our average net product revenue per prescription for the fourth quarter of 2021 was approximately $240, which represents a 14% increase compared to our average net product revenue per prescription of approximately $211 in the fourth quarter of 2020. Average net product revenue per prescription for the year ended December 31, 2021 was $219, which represents an 18% increase compared to our average net product revenue per prescription of approximately $185 for the year ended December 31, 2020.
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
We expect full year 2022 net product revenues to be at least $90.0 million. This includes our expectation that first quarter 2022 net product revenues will decrease compared to fourth quarter 2021. The primary driver of the sequential decrease to net product revenues is our expectation of a decrease in XHANCE average net product revenues per prescription for the first quarter of 2022. This expected decrease from the fourth quarter 2021 is largely a consequence of the reset of many patient insurance deductibles in January. As a result of this annual reset, we expect greater copay support to be provided by us under our assistance programs. In addition, we believe another contributor to the expected first quarter 2022 decrease is related to changes in patients' healthcare insurance coverage that reduce demand for refill prescriptions early in the year. This reduction in refill prescriptions also has the effect of lowering average net product revenues per prescription as it reduces the proportion of prescriptions that are covered (reimbursed) by a commercial insurer, which results in us providing greater copay support under our assistance programs. For the full year 2022, we believe XHANCE net product revenues per prescription will be greater than $210.
Licensing revenues
In September 2019, OptiNose AS, a wholly owned subsidiary of the Company, entered into the Currax License Agreement. Under the terms of the Currax License Agreement, Currax paid us a $3.7 million upfront payment in 2019 and an additional $0.8 million in December 2020 upon expiration of the escrow that was established for a limited period to cover potential indemnification obligations. In January 2021, a specified regulatory milestone was met and the Company received a $1.0 million milestone payment. We do not expect to receive any further payments from Currax under the terms of the License Agreement other than reimbursement for certain expenses.
In January 2019, OptiNose AS entered into a licensing agreement with Inexia Limited (The Centessa License Agreement). In February 2021, Inexia merged into Orexia therapeutics, which became a wholly-owned subsidiary of Centessa Pharmaceuticals (Centessa), a novel asset-centric pharmaceutical company. Under the terms of the Centessa License Agreement, Centessa paid us a $0.5 million upfront payment. For each product developed under the Centessa License Agreement, we are eligible to receive up to $8.0 million of development milestone payments and up to $37.0 million of sales milestone payments. In addition, we are eligible to receive tiered, low-to-mid single digit royalties based on net sales of any products successfully developed and commercialized under the Centessa License Agreement. Other than the upfront payment, we do not anticipate the receipt of any milestone or royalty payments from Centessa in the near term.
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
We plan to continue to incur significant research and development expenses in 2022 as we complete ongoing chronic sinusitis trials and, subject to positive data in ReOpen2, prepare for and submit an NDA to the FDA. At this time, due to the inherently unpredictable nature of clinical development and the regulatory approval process, we are unable to estimate with reasonable certainty the costs we will incur and the timelines we will require in our continued development efforts. Assuming we do not need to conduct additional studies to support an FDA approval of XHANCE for the treatment of chronic sinusitis and we do not undertake new development programs, we expect significantly lower research and development expenses beginning in 2023.
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
Other (income) expense
Other (income) expense consists of foreign currency (income) losses due to exchange rate fluctuations on transactions denominated in a currency other than our functional currency as well as grant income and gains on sale of property and equipment.
Critical accounting policies and use of estimates
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reported period.

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
Net product revenues
We recognize XHANCE revenue at the point the customer obtains control of the product, which generally occurs upon delivery. The transaction price that is recognized as revenue for products includes an estimate of variable consideration. Payment terms with customers do not exceed one year and, therefore, we do not account for a financing component in our arrangements. Incremental costs of obtaining a contract with a customer (for example, sales commissions) are expensed when incurred as the period of benefit is less than one year. Shipping and handling costs for product shipments to customers are recorded as selling, general and administrative expenses. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available. As of December 31, 2021, we did not make any material adjustment to our prior estimates of variable consideration. Further, we believe that reasonable variations in our estimates of variable consideration would not result in material changes to our financial statements. The components of our variable consideration include the following:

Provider Chargebacks and Discounts. Chargebacks for fees and discounts to providers represent the estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices charged to customers who directly purchase the product from us. Customers charge us for the difference between what they pay for the product and the ultimate selling price to the qualified healthcare providers. These components of variable consideration are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable. Our provision for chargebacks and discounts consists of our estimates for these credits, which we evaluate based on historical data, estimated future trends, and estimates of inventory held by our customers.

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
Distribution and Other Fees. We pay distribution and other fees to certain customers in connection with the sales of our products. We record distribution and other fees paid to our customers as a reduction of revenue, unless the payment is for a distinct good or service from the customer and we can reasonably estimate the fair value of the goods or services received. If both conditions are met, we record the consideration paid to the customer as an operating expense. These costs are typically known at the time of sale, resulting in minimal adjustments subsequent to the period of sale.
Stock-based compensation
We account for stock-based compensation awards in accordance with the FASB ASC Topic 718, Compensation — Stock Compensation (ASC 718). ASC 718 requires all stock-based compensation awards to employees to be recognized as expense based on their grant date fair values. We use the Black-Scholes option pricing model to value our stock option and restricted stock option awards and shares issued under our employee stock purchase plan. Restricted stock units are valued at the fair market value per share of our common stock on the date of grant. We account for forfeitures of stock option awards as they occur. For awards issued to employees, we recognize compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period of the award. The resulting increase or decrease in value, if any, is recognized as expense or a reduction to expense, respectively, during the period the related services are rendered. Expense for awards with performance conditions is estimated and adjusted on a quarterly basis based upon our assessment of the probability that the performance condition will be met. In January 2022, we issued awards with vesting subject to specific market conditions. The calculation of the value of awards that are subject to market conditions, as well as the derived service period for these awards, will be determined using a Monte Carlo simulation. Stock based compensation for awards that are subject to a market condition will be recognized based on the derived service period..
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
These assumptions used in our Black-Scholes option-pricing model are estimated as follows:
•Expected Term.  Due to the lack of sufficient company-specific historical data, the expected term of employee options is determined using the "simplified" method, as prescribed in SEC's Staff Accounting Bulletin (SAB) No. 107, whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option. The expected term of non-employee options is equal to the contractual term.

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

The following table reflects the weighted average assumptions used to estimate the fair value of stock option awards granted and shares issued under the employee stock purchase plan during the year ended December 31, 2021.

	Year Ended December 31, 2021
	2010 A&R Stock Incentive Plan (1)	2017 Employee Stock Purchase Plan
Risk free interest rate	1.02%	0.07%
Expected term (in years)	6.08	0.5
Expected volatility	74.11%	65.43%
Annual dividend yield	0.00%	0.00%

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
Consolidated Results of Operations
Comparison of the years ended December 31, 2021 and 2020
The following table sets forth our selected consolidated statements of operations data for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020
Revenues:
Net product revenues	$73,652	$48,367
Licensing revenues	1,000	750
Total revenues	74,652	49,117
Costs and expenses:
Cost of product sales	9,151	7,520
Research and development	25,318	23,378
Selling, general and administrative	106,633	105,438
Total operating expenses	141,102	136,336
Loss from operations	(66,450)	(87,219)
Other (income) expense:
Interest (income) expense	15,921	12,582
Other (income) expense	(75)	(16)
Total other (income) expense	15,846	12,566
Net loss	$(82,296)	$(99,785)
Net product revenues
Net product revenues related to sales of XHANCE were $73.7 million and $48.4 million for the years ended December 31, 2021 and 2020, respectively. Revenue growth was attributable primarily to:
•an increase in average net product revenue per prescription in 2021; and

•an increase in units sold to customers, as a result of a greater number of XHANCE prescriptions dispensed during the year ended December 31, 2021.
Licensing revenues
Licensing revenues were $1.0 million and $0.8 million for the years ended December 31, 2021 and 2020, respectively, as a result of payments received under the terms of the Currax License Agreement entered into in September 2019.
Cost of product sales
Cost of product sales related to XHANCE were $9.2 million and $7.5 million for the years ended December 31, 2021 and 2020, respectively, with the increase attributable primarily to an increase in units sold to customers, the result of a greater number of XHANCE prescriptions dispensed during the period.
Research and development expense
Research and development expenses were $25.3 million and $23.4 million for the years ended December 31, 2021 and 2020, respectively. The $1.9 million increase in 2021 was attributable primarily to:
▪a $3.3 million increase in clinical expenses related to our clinical trial program in pursuit of a follow-on indication for XHANCE for the treatment of chronic sinusitis in adults in the U.S. and the FDA-mandated post-marketing pediatric study; and
This increase was offset by:
▪a $1.0 million decrease in device and product development costs, including OPN-019; and
▪a $0.4 million decrease in personnel expenses.
Selling, general and administrative expense
Selling, general and administrative expenses were $106.6 million and $105.4 million for the years ended December 31, 2021 and 2020, respectively. The $1.2 million increase was due primarily to:

•a $1.8 million increase in service fees paid to our PPN partners;
▪a $0.9 million increase in marketing costs;
▪a $0.4 million increase in professional and insurance fees;
This increase was offset by:
▪a $1.5 million decrease in personnel expenses; and
▪a $0.5 million decrease in medical affairs administration expenses, primarily educational grants.
Interest (income) expense, net
Interest expense, net, was $15.9 million and $12.6 million for the years ended December 31, 2021 and 2020, respectively, which was primarily comprised of interest expense on the Pharmakon Senior Secured Notes during both periods. The increase was primarily related to increased principal balance of the Pharmakon Senior Secured Notes as well as a decrease in interest income earned on cash deposits.
Liquidity and Capital Resources
Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. We incurred net losses of $82.3 million and $99.8 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $610.1 million. We have funded our operations primarily through the sale of stock and the issuance of debt, as well as through licensing revenues received under the terms of our license agreements and revenues from sales of XHANCE. As of December 31, 2021, we had $110.5 million in cash and cash equivalents.

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(76,935)	$(86,206)
Net cash used in investing activities	(62)	(546)
Net cash provided by financing activities	43,320	83,810
Effects of exchange rates on cash and cash equivalents	13	(44)
Net decrease in cash and cash equivalents	$(33,664)	$(2,986)
Operating activities
Cash used in operating activities decreased by $9.3 million, from $86.2 million for the year ended December 31, 2020 to $76.9 million for the year ended December 31, 2021. The decrease in cash used in operating activities was attributable primarily to increased revenue offset by increased operating and interest expenses and the timing of payment of those expenses.
Investing activities
Cash used in investing activities decreased by $0.4 million from $0.5 million for the year ended December 31, 2020 to $0.1 million for the year ended December 31, 2021. The decrease in cash used in investing activities was attributable to a decrease in purchases of property plant and equipment of $0.4 million.

Financing activities

Cash provided by financing activities for the year ended December 31, 2021, was driven primarily by net proceeds of $43.1 million from the issuance of shares of Company common stock as a result of a November 2021 underwritten public offering of 28,750,000 shares at a price of $1.60 per share.
Cash provided by financing activities for the year ended December 31, 2020, was driven primarily by net proceeds of $50.0 million from the issuance of the Pharmakon Senior Secured Notes and net proceeds of $33.4 million as a result of an August 2020 underwritten public offering in which we sold 6,000,000 shares of our common stock at a price of $5.60 per share.
Senior Secured Note Purchase Agreement
On September 12, 2019 (the Closing Date), we entered into a Note Purchase Agreement with funds managed by Pharmakon Advisors, LP (Pharmakon), the investment manager of BioPharma Credit Funds (BioPharma). The Note Purchase Agreement provided the Company with $130.0 million in debt financing, of which $80.0 million of Pharmakon Senior Secured Notes was issued on the Closing Date, $30.0 million was issued on February 13, 2020 after achieving the $9.0 million consolidated XHANCE net sales and royalties threshold for the quarter ended December 31, 2019 and $20.0 million was issued on December 1, 2020 after achieving the $14.5 million consolidated XHANCE net sales and royalties threshold for the quarter ended September 30, 2020.
In conjunction with the Note Purchase Agreement, we paid an upfront fee of $1.1 million on the Closing Date and issued warrants to purchase an aggregate of 810,357 shares of common stock at an exercise price equal to $6.72 per share, which were set expire on September 12, 2022. The upfront fees were recorded as a debt discount at issuance and are being amortized to interest expense over the five-year term of the Pharmakon Senior Secured Notes. We also incurred $5.0 million in debt issuance costs, including $2.4 million related to the fair value of the warrants, which were also being amortized to interest expense over the term of the Pharmakon Senior Secured Notes.
On August 13, 2020, we entered into a letter agreement (the Pharmakon Letter Agreement) to the Note Purchase Agreement. The Pharmakon Letter Agreement provided us with the option to issue additional Pharmakon Senior Secured Notes, subject to the Company achieving specified consolidated XHANCE net sales and royalties for the quarter ended June 30, 2021 and certain other conditions. As consideration for the Pharmakon Letter Agreement, the Company issued 44,643 shares of common stock to Pharmakon. The aggregate fair value of $0.3 million was recorded as debt issuance costs and is being amortized to interest expense over the five-year term of the Pharmakon Senior Secured Notes. The Company was no longer eligible for the additional Pharmakon Senior Secured Notes as the requisite conditions were not satisfied as of June 30, 2021.

On March 2, 2021, we entered into the first amendment to the Note Purchase Agreement (the First Amendment). The First Amendment revised certain minimum trailing twelve-month consolidated XHANCE net sales and royalties we are required to achieve. As consideration for the First Amendment, we will pay an amendment fee of $1.3 million upon the earlier of the prepayment of the Pharmakon Senior Secured Notes or the Maturity Date (defined below). The amendment fee was recorded as a debt issuance cost and is being amortized to interest expense over the term of the Pharmakon Senior Secured Notes.
On November 16, 2021, we entered into the second amendment (the Second Amendment) to the Note Purchase Agreement. The Second Amendment revised certain minimum trailing twelve-month consolidated XHANCE net sales and royalties we are required to achieve and amended the "make-whole" provision with respect to certain principal prepayments. Upon execution of the Second Amendment, the interest-only period of amounts due under the Note Purchase Agreement was extended from December 2022 to September 2023. Principal repayments will commence on September 15, 2023, with five equal quarterly installments of principal and interest through to the Maturity Date.
In conjunction with the Second Amendment, we issued warrants to purchase an aggregate of 2,500,000 shares of common stock at an exercise price of $1.60 and fair value of $2.0 million. The warrants are set to expire on November 15, 2024. we cancelled previously issued warrants to purchase an aggregate of 810,357 shares of common stock at an exercise price of $6.72 with an expiration date of September 12, 2022.
We are required to repay the Pharmakon Senior Secured Notes in full upon the occurrence of a change of control (as defined in the Note Purchase Agreement). In addition, we may make voluntary prepayments in whole or in part. All mandatory and voluntary prepayments are subject to the payment of prepayment premiums as follows: (i) if prepayment occurs prior to the third anniversary of the Closing Date, an amount equal to 2% of the principal prepaid, (ii) if prepayment occurs on or after the third anniversary of the Closing Date but prior to the fourth anniversary of the Closing Date, an amount equal to 1% of the principal prepaid, and (iii) if prepayment occurs on or after the fourth anniversary of the Closing Date, no prepayment premium is required. We are also required to pay a "make-whole" amount in respect of any principal prepayments (whether mandatory or voluntary) made prior to the 30-month anniversary of our November 18, 2021 financing, in an amount equal to the interest that would have accrued through the 30-month anniversary in respect of such note but for such principal prepayment, provided that in the case of any prepayment made prior to the 15-month anniversary, we will not be required to pay a "make-whole" amount in excess of an amount equal to the interest that would have accrued through the 15-month anniversary but for such principal prepayment.
The Pharmakon Senior Secured Notes are secured by a pledge of substantially all of our assets and the Note Purchase Agreement contains affirmative and negative covenants customary for financings of this type, including limitations on our and our subsidiaries’ ability, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, repay junior indebtedness and enter into affiliate transactions, in each case, subject to certain exceptions. In addition, the Note Purchase Agreement contains financial covenants requiring us to maintain at all times certain minimum trailing twelve-month consolidated XHANCE net sales and royalties, tested on a quarterly basis, as follows (in millions):

Trailing Twelve-Months Ending	Requirement under the Note Purchase Agreement After the Second Amendment
March 31, 2022	70.00
June 30, 2022	75.00
September 30, 2022	80.00
December 31, 2022	90.00
March 31, 2023	98.75
June 30, 2023	102.50
September 30, 2023	106.25
December 31, 2023	110.00
March 31, 2024	113.75
June 30, 2024	117.50
In addition, we are required to maintain at all times at least $30.0 million of cash and cash equivalents. As of December 31, 2021, we were in compliance with the covenants. The Note Purchase Agreement also includes events of default customary for financings of this type, in certain cases subject to customary periods to cure, following which BioPharma may accelerate all amounts outstanding under the Pharmakon Senior Secured Notes.
Projected 2022 operating expenses
We expect that our total GAAP operating expenses (consisting of selling, general & administrative expenses and research & development expenses) for 2022 will be between $135.0 million and $140.0 million of which approximately $10.0 million is expected to be stock-based compensation expense. As a result, total GAAP operating expenses excluding stock-based compensation expense are expected to be between $125.0 million and $130.0 million. An increase in selling, general, and administrative expenses from 2021 to 2022 is anticipated primarily due to inflation and an increase in fees paid to our PPN partners associated with higher projected XHANCE prescription volumes which is offset by an expected decrease in research and development expenses as our clinical trial program in pursuit of a follow-on indication for XHANCE for the treatment of chronic sinusitis nears completion.
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
▪service our debt obligations under the Pharmakon Senior Secured Notes;
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

▪the initiation, progress, timing, costs and results of clinical trials and other research and development related to additional product candidates, and
▪the extent to which we in-license, acquire or otherwise partner in development or commercialization of other products, product candidates or technologies.
Although it is difficult to predict our future liquidity requirements, we will likely require additional capital in the future secured through equity or debt financings, partnerships, collaborations, or other sources in order to meet the debt service obligations under our outstanding Pharmakon Senior Secured Notes, including repayment, and to carry out our planned development and commercial activities. We believe that our existing cash and cash equivalents will be sufficient to maintain the minimum cash balance required under our debt facility and to fund our operations for at least twelve months from the filing date of this Annual Report on Form 10-K. After such period, additional capital, secured in the future through equity or debt financings, partnerships, collaborations, or other sources, will be required, and may not be available on a timely basis, on favorable terms, or at all, and such capital, if raised, may not be sufficient to meet our debt service obligations, including repayment, or enable us to continue to implement our long-term business strategy. Commencing on September 15, 2023, we will be required begin making principal repayments on our debt in five quarterly installments of $26.0 million each through maturity in September 2024. If additional capital is not secured when required, we may need to delay or curtail our operations until such funding is received. If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition and results of operations could be materially adversely affected and we may need to delay or curtail our operations until such funding is received. Additionally, we may fail to satisfy our debt covenants, may never become profitable, or if we do, may not be able to sustain profitability on a recurring basis.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a 15(e) and 15d 15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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
Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Management’s assessment included extensive documentation, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.
Based on management’s processes and assessment, as described above, management has concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Amended and Restated Employment Agreements

Our Compensation Committee engaged its independent compensation consultant, Pearl Meyer & Partners, LLC, to undertake a review of our executive’s employment agreements including, among other things, to benchmark the competitiveness of such agreements to our peer group. The last review and benchmarking of our executive employment agreements occurred in connection with our initial public offering in 2017. Based on such benchmarking and the advice and input of its independent compensation consultant, our Compensation Committee approved certain modifications to our executive employment agreements (the modifications to Mr. Miller’s employment agreement were also approved by our Board of Directors).

On March 2, 2022, we entered into Amended and Restated Employment Agreements (each, an “Amended Agreement”) with each of Peter Miller (Chief Executive Officer and Director), Dr. Ramy Mahmoud (President and

Chief Operating Officer), Victor Clavelli (Chief Commercial Officer), Keith Goldan (Chief Financial Officer) and Michael Marino (Chief Legal Officer). The Amended Agreements are summarized below.

Peter Miller

Mr. Miller’s Amended Agreement amends his prior employment agreement as follows:
▪updates his stated annual base salary to reflect annual increases since execution of his prior employment agreement (Mr. Miller elected to forego a salary increase in 2022);
▪updates his stated target bonus to reflect a target bonus increase since execution of his prior employment agreement (no target bonus adjustment was made in connection with the Amended Agreement);
▪amends the Severance Benefits (as such term is defined in the Amended Agreement) provided to Mr. Miller in the event his employment is terminated by the Company without Cause (as such term is defined in the Amended Agreement) or by Mr. Miller for Good Reason (as such term is defined in the Amended Agreement) by:
•increasing the amount of severance payments to be made to Mr. Miller from 12 months of his then current base salary to 1.0 times his then current base salary and target bonus; and
▪providing for 12-months of vesting acceleration with respect to Mr. Miller’s then outstanding Company equity awards to the extent the termination of his employment by the Company without Cause or by him for Good Reason occurs any time following a Change in Control (as such term is defined in the Amended Agreement);
▪amends the Change of Control protection period during which a termination of Mr. Miller’s employment by the Company without Cause or by Mr. Miller for Good Reason will trigger Change of Control Severance Benefits (as such term is defined in the Amended Agreement) from 12 month following a Change of Control, to 3 months prior to a Change of Control or 18 months following a Change of Control (the “Change of Control Protection Period”);
▪amends the Change in Control Severance Benefits payable to Mr. Miller in the event his employment is terminated by the Company without Cause or by Mr. Miller for Good Reason, in each case, within the Change of Control Protection Period by:
•increasing the amount of severance payments to be made to Mr. Miller from 150% of his then current base salary to 200% of the sum of his then current base salary and target bonus;
•providing for the payment of a pro-rata bonus to Mr. Miller for the year in which such employment termination occurs;
•providing for a lump sum payment to Mr. Miller equivalent to the value of 6 months of additional health insurance coverage for him and his eligible dependents, such payment to be made following the expiration of the 18-month period during which the Company shall pay for Mr. Miller and his eligible dependents to continue to be covered under the Company’s health insurance plan through COBRA;
▪increases the period during which Mr. Miller may not compete with the Company or solicit employees, customers or suppliers of the Company from 9 months to 24 months in the event that his employment is terminated by the Company without Cause or by Mr. Miller for Good Reason, in each case, within the Change of Control Protection Period; and
▪amends certain other provisions for administrative, procedural and technical updates.
All other provisions contained in Mr. Miller’s prior employment agreement are restated, without change, in his Amended Agreement.

The foregoing is a summary description of certain terms of Mr. Miller’s Amended Agreement and, by its nature, is incomplete. It is qualified in its entirety by the text of Mr. Miller’s Amended Agreement attached as Exhibit 10.22 to this Form 10-K and incorporated herein by reference. All readers are encouraged to read the entire text of Mr. Miller’s Amended Agreement.

Dr. Ramy Mahmoud

Dr. Mahmoud’s Amended Agreement amends his prior employment agreement as follows:
▪updates his stated annual base salary to reflect annual increases since execution of his prior employment agreement (Dr. Mahmoud elected to forego a salary increase in 2022);
▪amends the Severance Benefits (as such term is defined in the Amended Agreement) provided to Dr. Mahmoud in the event his employment is terminated by the Company without Cause (as such term is defined in the Amended Agreement) or by Dr. Mahmoud for Good Reason (as such term is defined in the Amended Agreement) by:
▪increasing the amount of severance payments to be made to Dr. Mahmoud from 12 months of his then current base salary to 1.0 times his then current base salary and target bonus; and
▪providing for 12-months of vesting acceleration with respect to Dr. Mahmoud’s then outstanding Company equity awards to the extent the termination of his employment by the Company without Cause or by him for Good Reason occurs any time following a Change in Control (as such term is defined in the Amended Agreement);
▪amends the Change of Control protection period during which a termination of Dr. Mahmoud’s employment by the Company without Cause or by Dr. Mahmoud for Good Reason will trigger Change of Control Severance Benefits (as such term is defined in the Amended Agreement) from 12 month following a Change of Control, to 3 months prior to a Change of Control or 18 months following a Change of Control (the “Change of Control Protection Period”);
▪amends the Change in Control Severance Benefits payable to Dr. Mahmoud in the event his employment is terminated by the Company without Cause or by Dr. Mahmoud for Good Reason, in each case, within the Change of Control Protection Period by:
▪increasing the amount of severance payments to be made to Dr. Mahmoud from 125% of his then current base salary to 175% of the sum of his then current base salary and target bonus;
▪providing for the payment of a pro-rata bonus to Dr. Mahmoud for the year in which such employment termination occurs;
▪providing for a lump sum payment to Dr. Mahmoud equivalent to the value of 3 months of additional health insurance coverage for Dr. Mahmoud and his eligible dependents, such payment to be made following the expiration of the 18-month period during which the Company shall pay for Dr. Mahmoud and his eligible dependents to continue to be covered under the Company’s health insurance plan through COBRA;
▪increases the period during which Dr. Mahmoud may not compete with the Company or solicit employees, customers or suppliers of the Company from 9 months to 21 months in the event that his employment is terminated by the Company without Cause or by Dr. Mahmoud for Good Reason, in each case, within the Change of Control Protection Period; and
▪amends certain other provisions for administrative, procedural and technical updates.
All other provisions contained in Dr. Mahmoud’s prior employment agreement are restated, without change, in his Amended Agreement.

The foregoing is a summary description of certain terms of Dr. Mahmoud’s Amended Agreement and, by its nature, is incomplete. It is qualified in its entirety by the text of Dr. Mahmoud’s Amended Agreement attached as Exhibit 10.23 to this Form 10-K and incorporated herein by reference. All readers are encouraged to read the entire text of Dr. Mahmoud’s Amended Agreement.

Other Executive Officers

The Amended Agreements for each of Mr. Goldan, Mr. Clavelli and Mr. Marino amend such executive’s prior employment agreement as follows:
▪updates the executive’s stated annual base salary to reflect annual increases since execution of his prior employment agreement (each of the executives elected to forego a salary increase in 2022);

▪amends the Severance Benefits (as such term is defined in the Amended Agreement) provided to the executive in the event his employment is terminated by the Company without Cause (as such term is defined in the Amended Agreement) or by the executive for Good Reason (as such term is defined in the Amended Agreement) by:
▪increasing the amount of severance payments to be made to the executive from 9 months of his then current base salary to 12 months of his then current base salary; and
▪providing for 12-months of vesting acceleration with respect to the executive’s then outstanding Company equity awards to the extent the termination of his employment by the Company without Cause or by him for Good Reason occurs any time following a Change in Control (as such term is defined in the Amended Agreement);
▪amends the Change of Control protection period during which a termination of the executive’s employment by the Company without Cause or by the executive for Good Reason will trigger Change of Control Severance Benefits (as such term is defined in the Amended Agreement) from 12 month following a Change of Control, to 3 months prior to a Change of Control or 18 months following a Change of Control (the “Change of Control Protection Period”);
▪amends the Change in Control Severance Benefits payable to the executive in the event his employment is terminated by the Company without Cause or by the executive for Good Reason, in each case, within the Change of Control Protection Period by:
▪increasing the amount of severance payments to be made to the executive from 100% of his then current base salary to 150% of the sum of his then current base salary and target bonus;
▪providing for the payment of a pro-rata bonus to the executive for the year in which such employment termination occurs;
▪increasing the period during the Company shall pay for the executive and his eligible dependents to continue to be covered under the Company’s health insurance plan through COBRA from 12 months to 18 months;
▪increases the period during which the executive may not compete with the Company or solicit employees, customers or suppliers of the Company from 9 months to 18 months in the event that his employment is terminated by the Company without Cause or by the executive for Good Reason, in each case, within the Change of Control Protection Period; and
▪amends certain other provisions for administrative, procedural and technical updates.
All other provisions of each executive’s prior employment agreement are restated, without change, in his Amended Agreement.

The foregoing is a summary description of certain terms of the Amended Agreements for Mr. Clavelli, Mr. Goldan and Mr. Marino and, by its nature, is incomplete. It is qualified in its entirety by the text of the Amended Agreements attached as Exhibits 10.24 to 10.26 to this Form 10-K and incorporated herein by reference. All readers are encouraged to read the entire text of the Amended Agreements.

Retention Agreement

On March 8, 2022, we entered into a Retention Agreement with Mr. Marino. The Retention Agreement provides that we will pay Mr. Marino a retention bonus of $100,000 (the "Retention Bonus") in the event Mr. Marino remains employed with us until January 15, 2023. In the event Mr. Marino’s employment is terminated by us without Cause or by Mr. Marino for Good Reason prior to January 15, 2023, the Retention Bonus shall become payable.

The foregoing is a summary description of certain terms of the Retention Agreement and, by its nature, is incomplete. It is qualified in its entirety by the text of the Retention Agreement attached as Exhibit 10.27 to this Form 10-K and incorporated herein by reference. All readers are encouraged to read the entire text of the Retention Agreement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2021.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2021.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2021.

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

(b)  Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Fourth Amended and Restated Certificate of Incorporation of OptiNose, Inc.	8-K	10/18/17	3.1
3.2	Amended and Restated Bylaws of OptiNose, Inc.	8-K	10/18/17	3.2
4.1	Form of Common Stock Certificate.	S-1/A	10/3/17	4.1
4.2	Second Amended and Restated Registration Rights Agreement, dated March 24, 2017, by and among the Registrant and certain of its stockholders.	S-1	9/18/17	4.2
4.3	Stockholders’ Agreement, dated October 2, 2017, by and among OptiNose, Inc. and certain of its stockholders.	S-1/A	10/3/17	4.6
4.4	First Amendment to the Second Amended and Restated Registration Rights Agreement, dated October 2, 2017, by and among the Registrant and certain of its stockholders.	S-1/A	10/11/17	4.7
4.5	Common Stock Warrant issued by OptiNose, Inc. dated November 16, 2022.	8-K	11/16/21	4.1
4.6	Description of Securities of OptiNose, Inc.	10-K	3/5/20	4.7
10.1	Form of Indemnification Agreement.+				x
10.2	Amended and Restated 2010 Stock Incentive Plan.+	S-1/A	10/3/17	10.7
10.3	Form of Non-Qualified Stock Option Agreement Granted Under the 2010 Stock Incentive Plan (Relating to Success Pool Grants).+	S-1/A	10/3/17	10.8
10.4	Form of Non-Qualified Stock Option Agreement Granted Under the 2010 Stock Incentive Plan (Relating to Option Pool Grants).+	S-1/A	10/3/17	10.9
10.5	Form of Non-Qualified Stock Option Agreement Granted Under the 2010 Stock Incentive Plan.+	S-1/A	10/3/17	10.10
10.6	Supply Agreement, dated July 1, 2017, by and between Hovione Inter Ltd and OptiNose US, Inc., OptiNose UK, Ltd and OptiNose AS.†	S-1	9/18/17	10.14
10.7	Manufacture and Supply Agreement, dated as of August 18, 2017, by and among OptiNose US, Inc., OptiNose UK Ltd. and OptiNose AS and Contract Pharmaceuticals Limited Canada.†	S-1	9/18/17	10.15
10.8	Form of Non-Qualified Stock Option Agreement Under the Amended and Restated 2010 Stock Incentive Plan+	S-1/A	10/3/17	10.17
10.9	2017 Employee Stock Purchase Plan.+	S-1/A	10/3/17	10.18
10.10	Manufacturing Services Agreement, dated December 21, 2018, by and among OptiNose US, Inc., OptiNose UK Ltd. and Optinose AS and Advance Mold & Manufacturing, Inc. d/b/a Vision Technical Molding.†	10-K	3/6/19	10.1
10.11	Form of Restricted Stock Unit Agreement Under the Amended and Restated 2010 Stock Incentive Plan.+	10-Q	8/12/19	10.1
10.12	Note Purchase Agreement, dated September 12, 2019, among OptiNose US, Inc., OptiNose, Inc., OptiNose UK Limited and OptiNose AS, BioPharma Credit PLC, as Collateral Agent and the purchasers from time to time party thereto (including Form of Initial Senior Secured Note).	8-K	9/12/19	10.1
10.13	Form of Non-Qualified Stock Option Agreement (Inducement Grant).+	8-K	2/19/20	99.3
10.14	Relocation Agreement, dated February 17, 2020, between OptiNose US, Inc. and Victor M. Clavelli.+	8-K	2/19/20	99.4
10.15	Amendment Letter to the Note Purchase Agreement, dated September 12, 2019, among OptiNose US, Inc., OptiNose, Inc., OptiNose UK Limited and OptiNose AS, BioPharma Credit PLC, as collateral agent and the purchasers from time to time party thereto.	8-K	8/18/20	10.1
10.16	Amendment No.1, dated September 15, 2020, to the Manufacturing Services Agreement, dated December 21, 2018, by and among OptiNose US, Inc., OptiNose UK Ltd. and Optinose AS and Advance Mold & Manufacturing, Inc. d/b/a Vision Technical Molding. †	10-Q	11/5/20	10.1
10.17	Form of Restricted Stock Unit Agreement (Inducement Grant).+	10-Q	5/7/20	10.4
10.18	Renewal and Amendment No. 1, dated February 22, 2021 to Manufacture and Supply Agreement, dated as of August 18, 2017, by and among OptiNose US, Inc., OptiNose UK Ltd. and OptiNose AS and Contract Pharmaceuticals Limited Canada.	10-Q	5/5/21	10.1

10.19	First Amendment to the Note Purchase Agreement, dated September 12, 2019, among OptiNose US, Inc., OptiNose, Inc., OptiNose UK Limited and OptiNose AS, BioPharma Credit PLC, as collateral agent and the purchasers from time to time party thereto.	10-K	3/3/21	10.1
10.20	Open Market Sale Agreement (the Sale Agreement), dated August 11, 2021, between the Company and Jefferies LLC.	10-Q	8/11/21	10.1
10.21	Second Amendment to the Note Purchase Agreement, dated November 16, 2021, among OptiNose US, Inc., OptiNose, Inc., OptiNose UK Limited and OptiNose AS, BioPharma Credit PLC, as collateral agent and the purchasers from time to time party thereto.	8-K	11/16/21	10.1
10.22	Amended and Restated Employment Agreement, dated March 2, 2022, between OptiNose US, Inc. and Peter K. Miller +				x
10.23	Amended and Restated Employment Agreement, dated March 2, 2022, between OptiNose US, Inc. and Ramy A. Mahmoud +				x
10.24	Amended and Restated Employment Agreement, dated March 2, 2022, between OptiNose US, Inc. and Keith A. Goldan +				x
10.25	Amended and Restated Employment Agreement, dated March 2, 2022, between OptiNose US, Inc. and Michael F. Marino +				x
10.26	Amended and Restated Employment Agreement, dated March 2, 2022, between OptiNose US, Inc. and Victor M. Clavelli+				x
10.27	Retention Agreement, dated March 7, 2022, between Michael F. Marino and Optinose US, Inc.+				x
21.1	List of Subsidiaries				x
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.				x
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.				x
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.				x
32.1	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer.				x
32.2	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer.				x
101.INS	XBRL Instance Document.				x
101.SCH	XBRL Taxonomy Extension Schema Document.				x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				x
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				x

†	Portions of this exhibit (indicated by asterisks) have been omitted in compliance with Item 601 of Regulation S-K.
+	Indicates management contract or compensatory arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the capacities and on the date indicated.

OPTINOSE, INC.
Date: March 8, 2022	By:	/s/ PETER K. MILLER
		Name:	Peter K. Miller
		Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER K. MILLER	Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2022
Peter K. Miller

/s/ KEITH A. GOLDAN	Chief Financial Officer (Principal Finance Officer and Principal Accounting Officer)	March 8, 2022
Keith A. Goldan

/s/ JOSEPH C. SCODARI	Chairman of the Board of Directors	March 8, 2022
Joseph C. Scodari

/s/ WILHELMUS GROENHUYSEN	Director	March 8, 2022
Wilhelmus Groenhuysen

/s/ SANDRA L. HELTON	Director	March 8, 2022
Sandra L. Helton

/s/ TOMAS J. HEYMAN	Director	March 8, 2022
Tomas J. Heyman

/s/ CATHERINE E. OWEN	Director	March 8, 2022
Catherine E. Owen

/s/ ERIC BEDNARSKI	Director	March 8, 2022
Eric Bednarski

/s/ KYLE DEMPSEY	Director	March 8, 2022
Kyle Dempsey

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of OptiNose, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of OptiNose, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
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
Philadelphia, Pennsylvania
March 8, 2022

OptiNose, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$110,502	$144,156
Accounts receivable, net	35,449	23,394
Inventory	11,847	9,042
Prepaid expenses and other current assets	2,581	4,060
Total current assets	160,379	180,652
Property and equipment, net	1,347	2,028
Other assets	4,345	6,133
Total assets	$166,071	$188,813
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$8,013	$5,489
Accrued expenses	51,222	46,683
Total current liabilities	59,235	52,172
Long-term debt, net	126,418	125,202
Other liabilities	2,190	4,651
Total liabilities	187,843	182,025
Commitments and contingencies (Note 11)
Stockholders' equity (deficit):
Common stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2021 and 2020; 82,238,900 and 52,945,865 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	82	53
Additional paid-in capital	588,288	534,585
Accumulated deficit	(610,061)	(527,765)
Accumulated other comprehensive loss	(81)	(85)
Total stockholders' equity (deficit)	(21,772)	6,788
Total liabilities and stockholders' equity (deficit)	$166,071	$188,813

See accompanying notes to consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
Revenues:
Net product revenues	$73,652	$48,367
Licensing revenues	1,000	750
Total revenues	74,652	49,117
Costs and expenses:
Cost of product sales	9,151	7,520
Research and development	25,318	23,378
Selling, general and administrative	106,633	105,438
Total costs and expenses	141,102	136,336
Loss from operations	(66,450)	(87,219)
Other (income) expense:
Other income	(75)	—
Interest income	(52)	(442)
Interest expense	15,973	13,008
Net loss	$(82,296)	$(99,785)
Net loss per share of common stock, basic and diluted	$(1.45)	$(2.07)
Weighted average common shares outstanding, basic and diluted	56,851,921	48,275,230

See accompanying notes to consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2021	2020
Net loss	$(82,296)	$(99,785)
Other comprehensive loss:
Foreign currency translation adjustment	4	(37)
Comprehensive loss	$(82,292)	$(99,822)

See accompanying notes to consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
(in thousands, except share data)

	Stockholders' Equity (Deficit)
	Common Stock		Additional Paid -in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2019	45,906,162	$46	$489,565	$(427,980)	$(48)	$61,583
Stock compensation expense	—	—	10,284	—	—	10,284
Sale of common stock, net of issuance costs	6,000,000	6	33,395	—	—	33,401
Exercise of common stock options	826,266	1	227	—	—	228
Issuance of common stock under employee stock purchase plan	168,794	—	864	—	—	864
Issuance of common stock in connection with Pharmakon Letter Agreement	44,643	—	250	—	—	250
Foreign currency translation adjustment	—	—	—	—	(37)	(37)
Net loss	—	—	—	(99,785)	—	(99,785)
Balance at December 31, 2020	52,945,865	$53	$534,585	$(527,765)	$(85)	$6,788
Stock compensation expense	—	—	9,977	—	—	9,977
Vesting of restricted stock units	383,631	—	—	—	—	—
Sale of common stock, net of issuance costs	28,750,000	29	42,785	—	—	42,814
Issuance of warrants in connection with Pharmakon Second Amendment, net of cancellation	—	—	534	—	—	534
Exercise of common stock options	23,879	—	39	—	—	39
Issuance of common stock under employee stock purchase plan	135,525	—	368	—	—	368
Foreign currency translation adjustment	—	—	—	—	4	4
Net loss	—	—	—	(82,296)	—	(82,296)
Balance at December 31, 2021	82,238,900	$82	$588,288	$(610,061)	$(81)	$(21,772)

See accompanying notes to consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020
Operating activities:
Net loss	$(82,296)	$(99,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	646	1,456
Stock-based compensation	10,003	10,349
Amortization of debt discount and issuance costs	1,795	1,193
Allowance for doubtful accounts	(233)	677
Gain on sale of equipment	(67)	—
Changes in operating assets and liabilities:
Accounts receivable	(11,823)	(10,427)
Grants and other receivables	43	175
Prepaid expenses and other assets	3,543	1,074
Inventory	(2,713)	(5,428)
Accounts payable	2,564	2,196
Accrued expenses and other liabilities	1,603	12,314
Cash used in operating activities	(76,935)	(86,206)
Investing activities:
Purchases of property and equipment	(167)	(546)
Proceeds from sale of property and equipment	105	—
Cash used in investing activities	(62)	(546)
Financing activities:
Proceeds from the sale of common stock	43,140	33,600
Proceeds from long-term debt	—	54,447
Proceeds from the issuance of common stock under employee stock purchase plan	368	865
Proceeds from the exercise of stock options	39	228
Cash paid for financing costs	(227)	(883)
Repayment of long-term debt	—	(4,447)
Cash provided by financing activities	43,320	83,810
Effects of exchange rate changes on cash and cash equivalents	13	(44)
Net decrease in cash, cash equivalents and restricted cash	(33,664)	(2,986)
Cash, cash equivalents and restricted cash at beginning of period	144,179	147,165
Cash, cash equivalents and restricted cash at end of period	$110,515	$144,179
Supplemental disclosure of cash flow information:
Cash paid for interest	$14,170	$11,561
Supplemental disclosure of noncash activities:
Fixed asset purchases within accounts payable and accrued expenses	$11	$52
Fair value of warrants issued in connection with Pharmakon amendment, net of cancelled	$534	$—
Fair value of common stock issued in connection with Pharmakon amendment	$—	$250
Financing costs within accounts payable and accrued expenses	$318	$65
Recognition of right-of-use assets	$157	$6,174
Recognition of lease liabilities	$157	$6,174
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
2. Liquidity
Since inception, the Company's operations have focused on organization and staffing, business planning, raising capital, establishing an intellectual property portfolio, conducting preclinical studies and clinical trials, pursuing regulatory approvals and most recently, launching XHANCE in the US. As of December 31, 2021, the Company had cash and cash equivalents of $110,502.
On November 16, 2021, the Company entered into the second amendment (the Second Amendment) to the Note Purchase Agreement. The Second Amendment revised certain minimum trailing twelve-month consolidated XHANCE net sales and royalties the Company is required to achieve and amended the "make-whole" provision with respect to certain principal prepayments. Upon execution of the Second Amendment, the interest-only period of amounts due under the Note Purchase Agreement was extended from December 2022 to September 2023. Principal repayments will commence on September 15, 2023, with five equal quarterly installments of principal and interest through to the maturity date.
On November 18, 2021, the Company closed an underwritten public offering (the Offering) of 28,750,000 shares of Company common stock (Common Stock) at a price of $1.60 per share. As a result of the Offering, the Company received $42,842 in net proceeds, after deducting commissions and expenses of $2,860 and offering costs payable by the Company of $298.
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
Customer and supplier concentration
The Company has exposure to credit risk in accounts receivable from sales of product. XHANCE is sold to wholesale pharmaceutical distributors and preferred pharmacy network (PPN) partners, who, in turn, sell XHANCE to pharmacies, hospitals and other customers. Five customers represented approximately 36% of the Company's accounts receivable at December 31, 2021 and five customers represented approximately 31% of the Company's net product sales for the year ended December 31, 2021.
The Company purchases XHANCE and its components from several third-party suppliers and manufacturing partners, certain of which are available through a single source. Although the Company could obtain each of these components from alternative third-party suppliers, it would need to qualify and obtain FDA approval for another supplier as a source for each such component. The Company has initiated the process of qualifying an alternate third-party supplier for select components of XHANCE. Alternate third party suppliers of XHANCE components are subject to qualification and approval from the FDA.
Cash and cash equivalents
All highly liquid investments purchased with an original maturity date of three months or less at the date of purchase are considered to be cash equivalents. The Company maintains its cash and cash equivalent balances at foreign and domestic financial institutions. Bank deposits with Norwegian banks are insured up to approximately 2,000 Norwegian krone by the Norwegian Banks' Guarantee Fund. Bank deposits with US banks are insured up to $250 by the Federal Deposits Insurance Corporation. The Company had uninsured cash balances of $109,017 and $141,944 at December 31, 2021 and 2020, respectively.
Restricted cash

OptiNose, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)
As of December 31, 2021 and 2020, the restricted cash balance included in prepaid expenses and other assets was $13 and $23, respectively.
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
At December 31, 2021 and 2020, the Company's financial instruments included cash and cash equivalents, accounts receivable, grants receivable, accounts payable, and accrued expenses. The carrying amounts reported in the Company's financial statements for these instruments approximates their respective fair values because of the short-term nature of these instruments. In addition, at December 31, 2021, the Company believed the carrying value of debt approximates fair value as the interest rates were reflective of the rate the Company could obtain on debt with similar terms and conditions. At December 31, 2021 and 2020, there were no financial assets or liabilities measured at fair value on a recurring basis.
Accounts receivable
Accounts receivable primarily relates to amounts due from customers, which are typically due within 31 to 61 days. The Company analyzes accounts that are past due for collectability. The Company recognized an allowance for doubtful accounts related to customers subject to credit risk of $444 and $677 at December 31, 2021 and 2020, respectively. The accounts receivable balance at December 31, 2021 and 2020 on the accompanying balance sheet is net of the allowance.
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
Long lived assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated. Impairment charges are recognized at the amount by which the carrying amount of an asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. The Company did not recognize any impairment or disposition of long-lived assets for the years ended December 31, 2021 and 2020.
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
◦Distribution and Other Fees. We pay distribution and other fees to certain customers in connection with the sales of our products. We record distribution and other fees paid to our customers as a reduction of revenue, unless the payment is for a distinct good or service from the customer and we can reasonably estimate the fair value of the goods or services received. If both conditions are met, we record the consideration paid to the customer as an operating expense. These costs are typically known at the time of sale, resulting in minimal adjustments subsequent to the period of sale.
Licensing Revenues
The Company has license agreements with Centessa Pharmaceuticals (Centessa) and Currax Pharmaceuticals LLC (Currax) (Note 8). These license agreements provide for exclusive licensed rights to certain intellectual property, a non-refundable up-front payment, potential milestone payment(s) and potential royalty payment(s). The Company analyzed the performance obligations under the license agreements, the consideration received to date and the consideration the Company could receive in the future as part of its analysis related to ASC 606. The Company recognized $1,000 and $750 as licensing revenue during the years ended December 31, 2021 and 2020, respectively.

OptiNose, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)
Advertising expenses
The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $15,638 and $15,015 for the years ended December 31, 2021 and 2020, respectively.
Research and development
Research and development costs are expensed as incurred. Research and development costs consist primarily of device development, clinical trial related costs and regulatory related costs. The Company enters into agreements with contract research organizations (CROs) to facilitate, coordinate and perform agreed upon research and development activities for the Company's clinical trials. These CRO contracts typically call for the payment of fees for services at the initiation of the contract and/or upon the achievement of certain clinical trial milestones. The Company prepays certain CRO fees whereby the prepayments are recorded as a current or non-current prepaid asset and are amortized into research and development expense over the period of time the contracted research and development services were performed. The Company's CRO contracts generally also include other fees such as project management and pass through fees whereby the Company expenses these costs as incurred, using the Company's best estimate. Pass through fees include, but are not limited to, regulatory expenses, investigator fees, travel costs, and other miscellaneous costs. Pass through fees incurred are based on the amount of work completed for the clinical trials and are monitored through reporting provided by the Company's CROs.
Stock-based compensation
The Company measures and recognizes compensation expense for all stock options and restricted stock units (RSUs) awarded to employees and non-employees and shares issued under the employee stock purchase plan based on the estimated fair value of the awards on the respective grant dates. The Company uses the Black-Scholes option pricing model to value its stock option and shares issued under the employee stock purchase plan. RSUs are valued at the fair market value per share of the Company's common stock on the date of grant. The Company recognizes compensation expense for time-based awards on a straight-line basis over the requisite service period, which is generally the vesting period of the award. The Company recognizes compensation expense for performance based awards when the performance condition is probable of achievement. The Company accounts for forfeitures of stock option awards as they occur.
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
Income taxes
Income taxes are accounted for under the asset and liability method. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and the expected benefits of net operating loss carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, applied during the period in which temporary differences are expected to be settled, is reflected in the Company's financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on the weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. As of December 31, 2021 and 2020, the Company concluded that a full valuation allowance was necessary for all of its net deferred tax assets. The Company had no amounts recorded for uncertain tax positions, interest or penalties in the accompanying consolidated financial statements.
Net income (loss) per common share
Basic net income (loss) per common share is determined by dividing net income (loss) applicable to common stockholders by the weighted average common shares outstanding during the period. For the years ended December 31, 2021 and 2020, outstanding common stock options and common stock warrants have been excluded

OptiNose, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)
from the calculation of diluted net loss per share because their effect would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted net loss per share are the same.
Diluted net loss per common share for the periods presented does not reflect the following potential common shares, as the effect would be antidilutive:

	Year Ended December 31,
	2021	2020
Stock options	7,958,781	6,852,733
Restricted stock units	1,959,358	1,491,589
Common stock warrants	2,500,000	810,357
Total	12,418,139	9,154,679
Recent accounting pronouncements
In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Top 832): Disclosures by Business Entities about Government Assistance. ASU No. 2021-10 is intended to increase the transparency of government assistance including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. Diversity currently exists in the recognition, measurement, presentation, and disclosure of government assistance received by business entities because of the lack of specific authoritative guidance in generally accepted accounting principles (GAAP). Requiring disclosures about government assistance in the notes to financial statements will provide comparable and transparent information to investors and other financial statement users to enable them to understand an entity’s financial results and prospects for future cash flows. The new standard is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company does not expect ASU No. 2021-10 to have a significant impact on its results of operations, financial position and cash flows and related disclosures
In July 2021, the FASB issued ASU No. 2021-05, Leases (Topic 842): Lessors—Certain leases with variable payments. ASU No. 2021-05 is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. The Company adopted ASU No. 2021-05 on January 1, 2021. The implementation did not have a material effect on the Company’s results of operations, financial position and cash flows and related disclosures.
In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU No. 2021-04 requires that issuers clarify and reduce diversity in accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after the modification or exchange. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. The Company adopted ASU No. 2021-04 on January 1, 2021. The implementation did not have a material effect on the Company’s results of operations, financial position and cash flows and related disclosures.
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

4. Inventory
Inventory consisted of the following:

	December 31,
	2021	2020
Raw materials	$3,504	$2,669
Work-in-process	4,816	2,676
Finished goods	3,527	3,697
Total inventory	$11,847	$9,042

5. Property and Equipment
Property and equipment, net, consisted of:

	December 31,
	2021	2020
Computer equipment and software	$1,173	$1,128
Furniture and fixtures	366	366
Machinery and equipment	3,367	3,440
Leasehold improvements	609	609
Construction in process	115	271
	5,630	5,814
Less: accumulated depreciation	(4,283)	(3,786)
	$1,347	$2,028
Depreciation expense was $645 and $1,454 for the years ended December 31, 2021 and 2020, respectively. In addition, depreciation expense of $576 and $4 was charged to inventory and prepaid expenses and other assets, respectively, as of December 31, 2021, which represents depreciation expense related to equipment involved in the manufacturing process.
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
The table below presents the operating lease assets and liabilities recognized on the Company's consolidated balance sheets:

	Balance Sheet Line Item	December 31, 2021	December 31, 2020
Non-current operating lease assets	Other assets	$4,051	$5,978
Operating lease liabilities:
Current operating lease liabilities	Accrued expenses and other current liabilities	2,094	2,108
Non-current operating lease liabilities	Other liabilities	2,190	4,161
Total operating lease liabilities		$4,284	$6,269
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
The Company's weighted average remaining lease term and weighted average discount rate for operating leases as of December 31, 2021 are:

December 31, 2021
Weighted average remaining lease term (years)	2.09
Weighted average discount rate	4.55%
The table below reconciles the undiscounted future minimum lease payments (displayed in aggregate by year) under non-cancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the consolidated balance sheets as of December 31, 2021:

December 31, 2021
2022	$2,461
2023	1,831
2024	424
Thereafter	—
Total undiscounted future minimum lease payments	4,716
Less: difference between undiscounted lease payments and discounted operating lease liabilities	432
Total operating lease liabilities	$4,284
No operating lease payments include options to extend lease terms that are reasonably certain of being exercised for the year ended December 31, 2021.
Operating lease costs were $2,843 and $2,770 for the years ended December 31, 2021 and 2020, respectively. Operating lease costs are included within selling, general and administrative expenses on the consolidated statements of operations.
Cash paid for amounts included in the measurement of operating lease liabilities were $2,466 and $857 for the years ended December 31, 2021 and 2020, respectively. This amount is included in operating activities in the consolidated statements of cash flows.

OptiNose, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of:

	December 31,
	2021	2020
Accrued expenses:
Product revenue allowances	26,521	20,917
Selling, general and administrative expenses	6,124	7,385
Research and development expenses	6,857	5,202
Payroll expenses	7,569	9,063
Other	2,057	2,008
Total accrued expenses	49,128	44,575
Other current liabilities:
Lease liability	$2,094	$2,108
Total other current liabilities	2,094	2,108
Total accrued expenses and other current liabilities	$51,222	$46,683

8. License Agreements
Currax License Agreement
On September 25, 2019, OptiNose AS entered into a license agreement (the Currax License Agreement) with Currax pursuant to which the Company granted Currax an exclusive license to certain intellectual property for the commercialization of Onzetra Xsail in the US, Canada and Mexico.
Under the terms of the Currax License Agreement, Currax paid the Company an upfront payment of $3,730, which was recognized as license revenue during the year ended December 31, 2019. On December 29, 2020, the Company received an additional $750 upon the expiration of the escrow that was established for a limited period to cover potential indemnification obligations. In addition, in January 2021, a specified regulatory milestone was met and the Company received a $1,000 milestone payment. The Company does not expect to receive any further payments from Currax under the terms of the License Agreement other than reimbursement for certain expenses.
Centessa License Agreement
On January 31, 2019, OptiNose AS entered into a licensing agreement with Inexia Limited (the Centessa License Agreement). In February 2021, Inexia merged into Orexia Therapeutics, which became a wholly-owned subsidiary of Centessa Pharmaceuticals (Centessa), a novel asset-centric pharmaceutical company. The Company granted Centessa an exclusive worldwide license to certain intellectual property for the development and commercialization of products containing orexin receptor agonist and/or orexin receptor positive modulator molecules for the treatment, diagnosis or prevention of human diseases or conditions associated primarily with orexin receptor agonist and orexin receptor positive modulation.
Under the terms of the Centessa License Agreement, Centessa paid the Company a $500 upfront payment, which was recognized as license revenue during the year ended December 31, 2019. For each product developed under the Centessa License Agreement, the Company is eligible to receive up to $8,000 of development milestone payments and up to $37,000 of sales milestone payments. In addition, the Company is eligible to receive tiered, low-to-mid single digit royalties based on net sales of any products successfully developed and commercialized under the Centessa License Agreement. Other than the upfront payment, the Company does not anticipate the receipt of any milestone or royalty payments from Centessa in the near term.
9. Long-term Debt
On September 12, 2019 (the Closing Date), the Company entered into a Note Purchase Agreement with funds managed by Pharmakon Advisors, LP (Pharmakon), the investment manager of BioPharma Credit Funds

OptiNose, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
(BioPharma). The Note Purchase Agreement provided the Company with $130,000 in debt financing, of which $80,000 of Pharmakon Senior Secured Notes was issued on the Closing Date, $30,000 was issued on February 13, 2020 after achieving the $9,000 consolidated XHANCE net sales and royalties threshold for the quarter ended December 31, 2019 and $20,000 was issued on December 1, 2020 after achieving the $14,500 consolidated XHANCE net sales and royalties threshold for the quarter ended September 30, 2020.
In conjunction with the Note Purchase Agreement, the Company paid an upfront fee of $1,125 on the Closing Date and issued warrants to purchase an aggregate of 810,357 shares of Common Stock at an exercise price equal to $6.72 per share, which were set to expire on September 12, 2022. The upfront fees were recorded as a debt discount at issuance and are being amortized to interest expense over the five-year term of the Pharmakon Senior Secured Notes. The Company also incurred $4,991 in debt issuance costs, including $2,404 related to the fair value of the warrants, which were also being amortized to interest expense over the term of the Pharmakon Senior Secured Notes.
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
On March 2, 2021, the Company entered into the first amendment to the Note Purchase Agreement (the First Amendment) . The First Amendment revised certain minimum trailing twelve-month consolidated XHANCE net sales and royalties the Company is required to achieve. As consideration for the First Amendment, the Company will pay an amendment fee of $1,300 upon the earlier of the prepayment of the Pharmakon Senior Secured Notes or the Maturity Date (defined below). The amendment fee was recorded as a debt issuance cost and is being amortized to interest expense over the term of the Pharmakon Senior Secured Notes.
On November 16, 2021, the Company entered into the second amendment (the Second Amendment) to the Note Purchase Agreement. The Second Amendment revised certain minimum trailing twelve-month consolidated XHANCE net sales and royalties the Company is required to achieve and amended the "make-whole" provision with respect to certain principal prepayments. Upon execution of the Second Amendment, the interest-only period of amounts due under the Note Purchase Agreement were extended from December 2022 to September 2023. Principal repayments will commence on September 15, 2023, with five equal quarterly installments of principal and interest through to the Maturity Date.
In conjunction with the Second Amendment, the Company issued warrants to purchase an aggregate of 2,500,000 shares of common stock at an exercise price of $1.60 and fair value of $2,009. The warrants are set to expire on November 18, 2024. The Company cancelled previously issued warrants to purchase an aggregate of 810,357 shares of common stock at an exercise price of $6.72 with an expiration date of September 12, 2022.
The Company is required to repay the Pharmakon Senior Secured Notes in full upon the occurrence of a change of control (as defined in the Note Purchase Agreement). In addition, the Company may make voluntary prepayments in whole or in part. All mandatory and voluntary prepayments are subject to the payment of prepayment premiums as follows: (i) if prepayment occurs prior to the third anniversary of the Closing Date, an amount equal to 2% of the principal prepaid, (ii) if prepayment occurs on or after the third anniversary of the Closing Date but prior to the fourth anniversary of the Closing Date, an amount equal to 1% of the principal prepaid, and (iii) if prepayment occurs on or after the fourth anniversary of the Closing Date, no prepayment premium is required. The Company is also required to pay a "make-whole" amount in respect of any principal prepayments (whether mandatory or voluntary) made prior to the 30-month anniversary of the issuance of the Company's November 16, 2021 financing, in an amount equal to the interest that would have accrued through the 30-month anniversary in respect of such note but for such principal prepayment, provided that in the case of any prepayment made prior to the 15-month anniversary, the Company will

OptiNose, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
not be required to pay a "make-whole" amount in excess of an amount equal to the interest that would have accrued through the 15-month anniversary but for such principal prepayment.
The Pharmakon Senior Secured Notes are secured by a pledge of substantially all of the Company's assets and the Note Purchase Agreement contains affirmative and negative covenants customary for financings of this type, including limitations on the Company’s and its subsidiaries’ ability, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, repay junior indebtedness and enter into affiliate transactions, in each case, subject to certain exceptions. In addition, the Note Purchase Agreement contains financial covenants requiring the Company to maintain at all times certain minimum trailing twelve-month consolidated XHANCE net sales and royalties, tested on a quarterly basis, and at least $30,000 of cash and cash equivalents. As of December 31, 2021, the Company was in compliance with the covenants. The Note Purchase Agreement also includes events of default customary for financings of this type, in certain cases subject to customary periods to cure, following which BioPharma may accelerate all amounts outstanding under the Pharmakon Senior Secured Notes.
The Company recorded interest expense of $15,973 and $13,008 during the years ended December 31, 2021 and 2020, respectively. Interest expense included total coupon interest and the amortization of debt issuance costs.
The long-term debt balance is comprised of the following:

	December 31,
	2021	2020
Face amount	$130,000	$130,000
Front end fees	(717)	(855)
Debt issuance costs	(4,165)	(3,943)
Back end fees	1,300	—
Long-term debt, net	$126,418	$125,202

10. Employee Benefit Plans
The Company maintains a defined contribution 401(k) retirement plan, which covers all eligible US employees. Employees are eligible to participate in the plan on the first of the month following their date of hire. Under the 401(k) retirement plan, participating employees may defer up to 100% of their pre-tax salary, but not more than statutory limits. The Company matches 100% of the first 3% of participating employee contributions and 50% of the next 2% of participating employee contributions, subject to applicable IRC limits. The Company incurred costs of $1,340 and $1,466 related to the Company match applicable to employee contributions for the years ended December 31, 2021 and 2020, respectively. The Company's contributions are made in cash. The Company's common stock is not currently an investment option available to participants in the 401(k) retirement plan. As of December 31, 2021, approximately $280 was recorded in accrued expenses related to the Company match.
For Norway employees, the Company maintains a defined contribution pension plan which meets the statutory requirements. The Company maintained a defined contribution pension plan for former UK employees through August 5, 2020. The Company incurred costs of $6 and $18 related to the pension plans for the years ended December 31, 2021 and 2020, respectively.

11. Commitments and Contingencies
Purchase commitments
As of December 31, 2021, the Company had no material outstanding non-cancellable purchase commitments related to inventory and other goods and services, including pre-commercial manufacturing scale-up and sales and marketing activities.

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
On November 18, 2021, the Company closed an underwritten public offering (the 2021 Offering) of 28,750,000 shares of Company common stock (Common Stock) at a price of $1.60 per share. As a result of the Offering, the Company received $42,842 in net proceeds, after deducting commissions and expenses of $2,860 and offering costs payable by The Company of $298.
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Subject to preferences that may apply to any outstanding preferred stock, holders of common stock are entitled to receive ratably any dividends that the Company’s board of directors may declare out of funds legally available for that purpose on a non-cumulative basis. No dividends had been declared through December 31, 2021.
Common stock warrants
On November 18, 2021, in conjunction with the Second Amendment, the Company issued warrants to purchase an aggregate of 2,500,000 shares of Common Stock at an exercise price of $1.60 and fair value of $2,009. Upon execution of the Second Amendment, warrants previously issued of 810,357 at a share price of $6.72 which were set to expire on September 12, 2022, were cancelled.
The grant date fair value of the warrants issued in connection with the Pharmakon Senior Secured Notes was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

Risk free interest rate	0.87%
Expected term (in years)	3
Expected volatility	78.25%
Annual dividend yield	0.00%
Fair value of common stock	$1.60

OptiNose, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
As of December 31, 2021, the Company had the following warrants outstanding to purchase shares of Common Stock:

Number of Shares	Exercise Price Per Share	Expiration Date
2,500,000	$1.60	November 15, 2024

13. Stock-based Compensation
The Company issues stock-based awards pursuant to its 2010 Stock Incentive Plan. Effective as of October 12, 2017, the Company's 2010 Stock Incentive Plan was amended and restated (A&R Plan). The A&R Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, deferred stock units, performance shares, stock appreciation rights and other equity-based awards. The Company's employees, officers, directors and other persons are eligible to receive awards under the A&R Plan. As of December 31, 2021, 14,009,728 shares of the Company's common stock were authorized to be issued under the A&R Plan, and 1,856,874 shares were reserved for future awards under the A&R Plan. The number of shares of the Company's common stock authorized under the A&R Plan will automatically increase on January 1st of each year until the expiration of the A&R Plan, in an amount equal to four percent of the total number of shares of the Company's common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the Company's board of directors or compensation committee to determine a lesser number of shares shall be added for such year.
The amount, terms of grants, and exercisability provisions are determined and set by the Company's board of directors or compensation committee. The Company measures employee stock-based awards at grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the award. Stock-based awards issued to non-employees are revalued until the award vests.
Stock options
The Company has issued service-based and performance-based stock options that generally have a contractual life of up to 10 years and may be exercisable in cash or as otherwise determined by the board of directors. Vesting generally occurs over a period of not greater than four years. Performance-based options may vest upon the achievement of certain milestones in connection with the Company's development programs. Additionally, the Company has issued stock options in excess of the fair market value of Common Stock on the issuance date that were only exercisable upon a change in control or upon or after an initial public offering. As of December 31, 2021, all of the performance conditions related to performance-based stock options issued by the Company have been achieved.
The following table summarizes the activity related to stock option grants to employees and non-employees for the year ended December 31, 2021:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life
Outstanding at December 31, 2020	6,852,733	$10.34	6.84
Granted	1,741,954	3.35
Exercised	(23,879)	1.63
Expired	(334,628)	12.28
Forfeited	(277,399)	7.62
Outstanding at December 31, 2021	7,958,781	$8.87	6.50
Exercisable at December 31, 2021	5,210,833	$11.09	5.35
Vested and expected to vest at December 31, 2021	7,958,781	$8.87	6.50

OptiNose, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
During the year ended December 31, 2021, stock options to purchase 1,741,954 shares of common stock were granted to employees that generally vest over four years. The options had an estimated weighted average grant date fair value of $2.18. The grant date fair value of each option grant was estimated at the time of grant using the Black-Scholes option-pricing model.

The total aggregate intrinsic value of stock options exercised during the years ended December 31, 2021 and 2020 was $35 and $3,520, respectively. The aggregate intrinsic value of stock options outstanding as of December 31, 2021 was $1. As of December 31, 2021, no exercisable stock options had intrinsic value. At December 31, 2021, the unrecognized compensation cost related to unvested stock options expected to vest was $7,224. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 2.2 years.
Included in the table above are 253,500 options granted outside the A&R Plan. The grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).
Restricted stock units
The Company has issued service-based and performance-based restricted stock units (RSUs). Vesting generally occurs over a period not greater than four years. Vesting of the performance-based RSUs is subject to the achievement of certain milestones in connection with the Company's development programs.
The following table summarizes the activity related to RSUs granted to employees for the year ended December 31, 2021:

Shares
Balance at December 31, 2020	1,491,589
Granted	957,990
Vested and settled	(383,631)
Expired/forfeited/canceled	(106,590)
Balance at December 31, 2021	1,959,358
Expected to vest at December 31, 2021	1,959,358
During the year ended December 31, 2021, the Company granted 957,990 RSUs at a weighted-average grant date fair value of $3.51, all of which were service-based RSUs. No performance-based RSUs were granted in 2021. As of December 31, 2021, the milestones associated with the performance based-RSUs were not probable of achievement, and accordingly, no stock-based compensation expense has been recognized to date for these awards. At December 31, 2021, the unrecognized compensation cost related to unvested service-based RSUs expected to vest was $4,819, to be recognized over an estimated weighted-average amortization period of 2.60 years. The unrecognized compensation cost related to unvested performance-based RSUs was $3,095, which will be recognized commencing in the period in which the performance condition is deemed probable of achievement over the remaining service period.
Included in the table above are 60,000 RSUs granted outside the A&R Plan. The grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).

2017 Employee Stock Purchase Plan
The Company's 2017 Employee Stock Purchase Plan (the 2017 Plan) became effective on October 12, 2017. As of December 31, 2021, 1,199,424 shares of the Company's common stock were authorized to be issued pursuant to purchase rights granted to its employees or to employees of any of its participating affiliates under the 2017 Plan. 488,465 shares of the Company's common stock were reserved for future issuance under the 2017 Plan. The number of shares of the Company's common stock that may be issued pursuant to rights granted under the 2017 Plan shall automatically increase on January 1st of each year until the expiration of the 2017 Plan, in an amount equal to one percent of the total number of shares of the Company's common stock outstanding on December 31st

OptiNose, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
of the preceding calendar year, subject to the discretion of the board of directors or compensation committee to determine a lesser number of shares shall be added for such year.
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
Payroll withholdings accumulate during the following six month offering periods each calendar year while the Purchase Plan is effective:
•January 1 through June 30, and
•July 1 through December 31.
At the end of each offering period, shares of the Company’s common stock may be purchased at 85% of the lesser of the average of the high and low sales price of the Company’s common stock on (i) the first trading day of the relevant offering period and (ii) the last trading day of the relevant offering period (or, if the relevant offering period has multiple purchase periods, the last trading day of the relevant purchase period). In accordance with the guidance in ASC 718-50 – Compensation – Stock Compensation, the ability to purchase shares of the Company’s common stock at the lower of the price on the first day of the offering period or the last day of the offering period (i.e. the purchase date) represents an option and, therefore, the 2017 Plan is a compensatory plan under this guidance. Accordingly, stock-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black-Scholes option-pricing model and is recognized over the requisite service period of the option. The Company has recognized stock-based compensation expense of $402 and $480 during the years ended December 31, 2021 and 2020, respectively, related to the 2017 Plan.
Stock-based compensation expense
The Company recorded stock-based compensation expense in the following expense categories of its accompanying consolidated statements of operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Cost of product sales	$50	$129
Research and development	1,079	1,241
Selling, general and administrative	8,874	8,979
Total stock-based compensation expense	$10,003	$10,349
In addition, stock-based compensation expense of $84 was charged to inventory as of December 31, 2021. These charges represent the total stock-based compensation expense incurred related to employees involved in the manufacturing process of finished goods and samples during the period.
The Company utilized the Black-Scholes valuation model for estimating the fair value of stock options and restricted stock units issued under the 2017 Plan. The Company calculated the fair value of each option grant and the shares issued under the 2017 Plan on the respective dates of grant using the following weighted average assumptions:

	December 31, 2021
	2010 A&R Stock Incentive Plan	2017 Employee Stock Purchase Plan
Risk free interest rate	1.02%	0.07%
Expected term (in years)	6.08	0.50
Expected volatility	74.11%	65.43%
Annual dividend yield	0.00%	0.00%

OptiNose, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
Option valuation methods, including Black-Scholes, require the input of subjective assumptions, which are discussed below.
•The expected term of employee options is determined using the "simplified" method, as prescribed in SEC's Staff Accounting Bulletin (SAB) No. 107, Share Based Payment (SAB No. 107), whereby the expected life equals the arithmetic average of the vesting term and the original contractual term of the option due to the Company's lack of sufficient historical data. The expected term of non-employee options is equal to the contractual term.
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
14. Income Taxes
Income taxes are based on the following book income (loss) before income tax expense:

	Year Ended December 31,
	2021	2020
Domestic operations	$(78,801)	$(93,849)
Foreign operations	(3,495)	(5,936)
Loss before provision for income taxes	$(82,296)	$(99,785)
A reconciliation of income tax expense (benefit) at the US federal statutory income tax rate and the income tax provision in the financial statements is as follows:

	Year Ended December 31,
	2021	2020
Income tax expense at statutory rate	21.0%	21.0%
Permanent items	(0.4)	0.3
Foreign rate differential	0.1	0.1
Impact of foreign operations	—	—
State taxes, net of federal benefit	4.7	4.7
Tax rate changes	—	0.1
Foreign exchange and other	(0.9)	(0.2)
Change in valuation allowance	(24.5)	(26.0)
Effective income tax rate	0.0%	0.0%

OptiNose, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
The principal components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2021	2020
Deferred tax assets:
Accrued expenses and other	$6,712	$5,062
Prepaid licensing arrangement	9,441	10,251
Interest expense	10,708	7,141
Stock compensation	8,583	6,819
Lease liability	1,081	1,551
Research and development credits	2,461	2,485
Net operating losses	87,324	73,278
Total deferred tax assets	126,310	106,587
Deferred tax liabilities:
Fixed assets, including leases	(210)	(220)
Right-to-use asset	(1,024)	(1,479)
Total deferred tax liabilities:	(1,234)	(1,699)
Less: Valuation allowance	(125,076)	(104,888)
Total net deferred tax assets (liabilities)	$—	$—

As of December 31, 2021, the Company had foreign net operating loss (NOL) carry forwards of $63,920 primarily from its operations in Norway. As of December 31, 2021, the Company had federal and state NOLs of $294,101 and $231,765, respectively. These domestic NOL carry forwards may be subject to an annual limitation in the event of cumulative changes in the ownership interests of significant stockholders over a three-year period in excess of 50%. This could limit the amount of NOLs that the Company can utilize annually to offset future domestic taxable income, if any. The amount of the annual limitation, if any, will be determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The federal NOLs generated after 2017 have an indefinite carry forward period. The federal NOLs generated prior to 2018 will expire from 2030 through 2037. Some state NOLs will not expire while other state NOLs expire over various periods depending on the rules of the jurisdiction in which they were generated. The earliest state NOL expiration is in 2030.
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
The company also has federal and state R&D credit carryforwards of $2,487 which can be carried forward for 20 years beginning to expire in 2031.
ASC 740 requires the establishment of a valuation allowance to reduce deferred tax assets if, based on the weight of the available positive and negative evidence it is more likely than not that all or a portion of the deferred tax

OptiNose, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
assets will not be realized. There is insufficient positive evidence to overcome the negative evidence attributable to the Company’s cumulative operating losses. Consequently, the Company established a full valuation allowance against its net deferred tax assets at December 31, 2021 and 2020, respectively, because the Company’s management was unable to conclude that it is more likely than not that these assets will be fully realized. The Company had a net increase in its valuation allowance of $20,188 during the year ended December 31, 2021.
The Company files income tax returns in Norway, the UK, the US, and various states. The Company is subject to examination by federal, state and foreign jurisdictions. The Company’s tax years in the US are open under statute from inception to present. All open years may be examined to the extent that tax credits or net operating loss carry forwards are used in future periods.
The Company’s policy is to record interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2021, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted into law in response to the COVID-19 pandemic. The CARES Act contains income tax provisions, such an enhanced interest deductibility, repeal of the 80% limitation with respect to net operating losses arising in taxable years 2018-2020, and additional depreciation deductions related to qualified improvement property. The Company has concluded the analysis of these provisions as of year-end and the CARES Act did not have a material impact on the Company’s income taxes for 2021.
On December 27, 2020, the Consolidated Appropriations Act, 2021 (CAA) was signed into law. Along with providing funding for normal government operations ($1.4 trillion), this bill provides for additional COVID-19 focused relief ($900 billion). The CAA extends certain provisions of the CARES Act, provides additional funding for others and contains new relief provisions. The company CAA did not have a material impact on the Company’s income taxes for 2021.