Form 10-Q
period 2022-03-31
OptiNose, Inc.
filed 2022-05-12
CIK 1494650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares of the registrant's common stock outstanding at May 6, 2022 was 82,681,048 shares.

_________________________

Unless the context otherwise requires, all references in this Form 10-Q to "Optinose," "Company," "we," "us," and "our" refer to OptiNose, Inc. and its subsidiaries.
_________________________
Trademark Notice
OPTINOSE®, XHANCE®, EDS® and EXHALATION DELIVERY SYSTEMTM are trademarks of ours in the United States. All other trademarks, trade names and service marks appearing in this Form 10-Q are the property of their respective owners. We do not intend our use or display of other companies' trademarks, trade names or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among others, statements relating to:
▪the impact of, our plans regarding and the uncertainties caused by, the COVID-19 pandemic;
▪the potential uses for and advantages of XHANCE®, our product candidates and the Exhalation Delivery System (EDS) and related technologies;
▪our planned product development activities, studies and clinical trials in pursuit of a follow-on indication for chronic sinusitis;
▪our expectation that top-line results from the second of two Phase 3b chronic sinusitis trials will be available in June 2022;
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
▪our expectation for XHANCE prescriptions to be impacted by the seasonality observed in the intranasal steroid (INS) market and the seasonal variation in patient visits with their doctor resulting in reduced XHANCE prescription demand in the third quarter;
▪our expectation for XHANCE prescriptions and average net revenue per prescription to be adversely impacted by the annual resetting of patient healthcare insurance plan deductibles and changes in individual patients' healthcare insurance coverage, both of which often occur in January;
▪our expectation that the research and development costs associated with the conduct of our current chronic sinusitis clinical trials will significantly decrease;
▪our expectation that our GAAP operating expenses in 2022 will be between $135.0 million and $140.0 million and that our non-cash stock-based compensation expense will be approximately $10.0 million;
▪our expectation that XHANCE net product revenues for the full year of 2022 will be at least $90.0 million
▪our expectation that the average net product revenue per prescription for XHANCE for the full year of 2022 will exceed $220;
▪our belief that our existing cash and cash equivalents will be sufficient to maintain the minimum cash balance required under our outstanding debt and to fund our operations for at least twelve months from the filing date of this Form 10-Q;

▪our expectations and the accuracy of our estimates regarding our future expenses, revenue, capital requirements, potential sources of capital and consequences of failing to obtain additional capital;
as well as other statements relating to our future operations, financial performance and financial condition, prospects, strategies, objectives or other future events. Forward-looking statements appear primarily in the sections of this Form 10-Q entitled “Item 1. Financial Statements,” and “Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by words such as “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” "target," “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” “scheduled” and similar expressions, although not all forward-looking statements contain these identifying words.
Forward-looking statements are based upon our current expectations and assumptions and are subject to a number of known and unknown risks, uncertainties and other factors that could cause actual results to differ materially and adversely from those expressed or implied by such statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (SEC), and in particular, the risks and uncertainties discussed therein under the caption “Risk Factors”. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. As a result, you should not place undue reliance on forward-looking statements.
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

PART I

ITEM 1. FINANCIAL STATEMENTS
OptiNose, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$91,367	$110,502
Accounts receivable, net	22,702	35,449
Inventory	11,380	11,847
Prepaid expenses and other current assets	2,970	2,581
Total current assets	128,419	160,379
Property and equipment, net	1,218	1,347
Other assets	4,178	4,345
Total assets	$133,815	$166,071
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$7,642	$8,013
Accrued expenses and other current liabilities	42,381	51,222
Total current liabilities	50,023	59,235
Long-term debt, net	126,954	126,418
Other liabilities	1,696	2,190
Total liabilities	178,673	187,843
Stockholders' equity (deficit):
Common stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2022 and December 31, 2021; 82,681,048 and 82,238,900 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	83	82
Additional paid-in capital	590,535	588,288
Accumulated deficit	(635,394)	(610,061)
Accumulated other comprehensive loss	(82)	(81)
Total stockholders' equity (deficit)	(44,858)	(21,772)
Total liabilities and stockholders' equity (deficit)	$133,815	$166,071

See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Operations
For the Three Months Ended March 31, 2022 and 2021
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2022	2021
Revenues:
Net product revenues	$14,760	$10,960
Licensing revenues	—	1,000
Total revenues	14,760	11,960
Costs and expenses:
Cost of product sales	2,014	1,740
Research and development	4,802	5,225
Selling, general and administrative	29,339	27,184
Total operating expenses	36,155	34,149
Loss from operations	(21,395)	(22,189)
Other (income) expense:
Interest income	(134)	(20)
Interest expense	4,073	3,876
Foreign currency (gains) losses	$(1)	$8
Net loss	$(25,333)	$(26,053)
Net loss per share of common stock, basic and diluted	$(0.31)	$(0.49)
Weighted average common shares outstanding, basic and diluted	82,447,861	52,997,730
See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Comprehensive Loss
For the Three Months Ended March 31, 2022 and 2021
(in thousands)
(Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2022	2021
Net loss	$(25,333)	$(26,053)
Other comprehensive loss:
Foreign currency translation adjustment	(1)	2
Comprehensive loss	$(25,334)	$(26,051)
See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
(in thousands, except share data)

Three Months Ended March 31, 2022
	Stockholders' Equity (Deficit)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2021	82,238,900	$82	$588,288	$(610,061)	$(81)	$(21,772)
Stock compensation expense	—	—	1,998	—	—	1,998
Vesting of restricted stock units	262,942	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	179,206	1	249	—	—	250
Foreign currency translation adjustment	—	—	—	—	(1)	(1)
Net loss	—	—	—	(25,333)	—	(25,333)
Balance at March 31, 2022	82,681,048	$83	$590,535	$(635,394)	$(82)	$(44,858)

Three Months Ended March 31, 2021
	Stockholders' Equity (Deficit)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2020	52,945,865	$53	$534,585	$(527,765)	$(85)	$6,788
Stock compensation expense	—	—	2,596	—	—	2,596
Vesting of restricted stock units	166,709	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	2	2
Net loss	—	—	—	(26,053)	—	(26,053)
Balance at March 31, 2021	53,112,574	$53	$537,181	$(553,818)	$(83)	$(16,667)

See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2022 and 2021
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net loss	$(25,333)	$(26,053)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	119	165
Stock-based compensation	1,997	2,610
Amortization of debt discount and issuance costs	536	382
Changes in operating assets and liabilities:
Accounts receivable	12,747	5,435
Prepaid expenses and other assets	71	894
Inventory	509	(3,634)
Accounts payable	(371)	2,587
Accrued expenses and other liabilities	(9,610)	(10,410)
Cash used in operating activities	(19,335)	(28,024)
Investing activities:
Purchases of property and equipment	(48)	(91)
Cash used in investing activities	(48)	(91)
Financing activities:
Cash paid for financing costs	—	(71)
Proceeds from issuance of common stock under employee stock purchase plan	249	—
Cash provided by financing activities	249	(71)
Effects of exchange rate changes on cash and cash equivalents	(3)	—
Net decrease in cash, cash equivalents and restricted cash	(19,137)	(28,186)
Cash, cash equivalents and restricted cash at beginning of period	110,515	144,179
Cash, cash equivalents and restricted cash at end of period	$91,378	$115,993
Supplemental disclosure of noncash activities:
Fixed asset purchases within accounts payable and accrued expenses	$11	$19
Recognition of right-of-use assets	$287	$133
Recognition of lease liabilities	$287	$133
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
2. Liquidity
Since inception, the Company's operations have focused on organization and staffing, business planning, raising capital, establishing an intellectual property portfolio, conducting preclinical studies and clinical trials, pursuing regulatory approvals and most recently, commercializing XHANCE in the US. As of March 31, 2022, the Company had cash and cash equivalents of $91,367. For the three months ended March 31, 2022, the Company had a net loss of $25,333 and negative cash from operations of $19,335. As of March 31, 2022, the Company had an accumulated deficit of $635,394.
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
In the opinion of management, the accompanying unaudited interim financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the financial statements) considered necessary to present fairly the Company's financial position as of March 31, 2022 and its results of operations for the three months ended March 31, 2022 and 2021 and cash flows for the three months ended March 31, 2022 and 2021. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The unaudited interim financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the annual audited

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)
financial statements and related notes as of and for the year ended December 31, 2021 contained in the Company’s annual report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 8, 2022.
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
Customer and supplier concentration
The Company has exposure to credit risk in accounts receivable from sales of product. XHANCE is sold to wholesale pharmaceutical distributors and preferred pharmacy network (PPN) partners, who, in turn, sell XHANCE to pharmacies, hospitals and other customers. Five customers represented approximately 45% of the Company's accounts receivable at March 31, 2022 and five customers represented approximately 35% of the Company's net product sales for the three months ended March 31, 2022.
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
Fair value of financial instruments
At March 31, 2022 and December 31, 2021, the Company's financial instruments included cash and cash equivalents, accounts receivable, grants receivable, accounts payable and accrued expenses. The carrying amounts reported in the Company's financial statements for these instruments approximate their respective fair values because of the short-term nature of these instruments. In addition, the Company believes that at March 31, 2022, the carrying value of long-term debt approximated fair value as the interest rates are reflective of the rate the Company could obtain on debt with similar terms and conditions. At March 31, 2022 and December 31, 2021, there were no financial assets or liabilities measured at fair value on a recurring basis.
Restricted cash
As of March 31, 2022 and December 31, 2021, the restricted cash balance included in prepaid expenses and other assets was $11 and $13, respectively.
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
Distribution and Other Fees. The Company pays distribution and other fees to certain customers in connection with the sales of its products. The Company records distribution and other fees paid to its customers as a reduction of revenue, unless the payment is for a distinct good or service from the customer and the Company can reasonably estimate the fair value of the goods or services received. If both conditions are met, the Company records the consideration paid to the customer as an operating expense. These costs are typically known at the time of sale, resulting in minimal adjustments subsequent to the period of sale.
Licensing revenues
The Company has license agreements with Centessa Pharmaceuticals (Centessa) and Currax Pharmaceuticals LLC (Currax). These license agreements provide for exclusive licensed rights to certain intellectual property, a non-refundable up-front payment, potential milestone payment(s) and potential royalty payment(s). The Company

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)
analyzed the performance obligations under the license agreements, the consideration received to date and the consideration the Company could receive in the future as part of its analysis related to ASC 606. The Company is not eligible to receive any further payments under the Currax license agreement other than reimbursement for certain expenses. The Company does not expect to any receive license revenues under the Centessa agreement in the near term.
Net income (loss) per common share
Basic net income (loss) per common share is determined by dividing net income (loss) applicable to Company common stock (Common Stock) holders by the weighted average common shares outstanding during the period. For the three months ended March 31, 2022 and 2021, the outstanding Common Stock options, Restricted Stock units, Common Stock warrants and shares to be issued under the Company's 2017 Employee Stock Purchase Plan have been excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted net loss per share are the same.
Diluted net loss per common share for the periods presented do not reflect the following potential common shares, as the effect would be antidilutive:

	March 31,
	2022	2021
Stock options	10,462,195	8,296,492
Restricted stock units	2,785,746	2,282,204
Common stock warrants	2,500,000	810,357
Employee stock purchase plan	213,693	114,463
Total	15,961,634	11,503,516
Income taxes
In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the three months ended March 31, 2022 and 2021, the Company recorded no tax expense or benefit due to the expected current year loss and its historical losses. As of March 31, 2022 and December 31, 2021, the Company concluded that a full valuation allowance would be necessary for all of its net deferred tax assets. The Company had no amounts recorded for uncertain tax positions, interest or penalties in the accompanying consolidated financial statements.

4. Inventory
Inventory consisted of the following:

	March 31, 2022	December 31, 2021
Raw materials	$2,973	$3,504
Work-in-process	5,237	4,816
Finished goods	3,170	3,527
Total inventory	$11,380	$11,847
Inventories are stated at the lower of cost or net realizable value, as determined on a first-in, first-out, basis.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

5. Property and Equipment
Property and equipment, net, consisted of the following:

	March 31, 2022	December 31, 2021
Computer equipment and software	$1,189	$1,173
Furniture and fixtures	366	366
Machinery and equipment	3,061	3,367
Leasehold improvements	609	609
Construction in process	115	115
	5,340	5,630
Less: accumulated depreciation	(4,122)	(4,283)
	$1,218	$1,347
Depreciation expense was $118 and $204 for the three months ended March 31, 2022 and 2021, respectively. In addition, depreciation expense of $617 and $12 was charged to inventory and prepaid expenses and other assets, respectively, as of March 31, 2022, which represents depreciation expense related to equipment involved in the manufacturing process.
6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of:

	March 31, 2022	December 31, 2021
Accrued expenses:
Selling, general and administrative expenses	$7,362	$6,124
Research and development expenses	3,957	6,857
Payroll expenses	4,954	7,569
Product revenue allowances	21,483	26,521
Other	2,311	2,057
Total accrued expenses	40,067	49,128
Other current liabilities:
Lease liability	2,314	2,094
Total other current liabilities	2,314	2,094
Total accrued expenses and other current liabilities	$42,381	$51,222

7. Licensing Revenue
Currax License Agreement
On September 25, 2019, OptiNose AS entered into a license agreement (the Currax License Agreement) with Currax pursuant to which the Company granted Currax a license to certain intellectual property for the commercialization of Onzetra Xsail® in the US, Canada and Mexico.
Under the terms of the Currax License Agreement, Currax paid the Company an upfront payment of $3,730, which was recognized as license revenue during the year ended December 31, 2019. On December 29, 2020, the Company received an additional $750 upon the expiration of the escrow that was established for a limited period to cover potential indemnification obligations. In addition, in January 2021 the Company received a $1,000 milestone payment in connection with the achievement of a specified regulatory milestone. The Company is no longer eligible to receive any further payments from Currax under the terms of the Currax License Agreement other than reimbursement for certain expenses.

8. Long-term Debt

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

On September 12, 2019 (the Closing Date), the Company and its subsidiaries, OptiNose US, Inc. (the Issuer), OptiNose UK, Ltd (the UK Guarantor) and OptiNose AS (the Norwegian Guarantor, and together with the Company and the UK Guarantor, the Guarantors) entered into a Note Purchase Agreement with funds managed by Pharmakon Advisors, LP (Pharmakon), the investment manager of BioPharma Credit Funds (BioPharma). The Note Purchase Agreement provided the Issuer with $130,000 in debt financing, of which $80,000 of Pharmakon Senior Secured Notes was issued on the Closing Date, $30,000 was issued on February 13, 2020 after achieving the $9,000 consolidated XHANCE net sales and royalties threshold for the quarter ended December 31, 2019 and $20,000 was issued on December 1, 2020 after achieving the $14,500 consolidated XHANCE net sales and royalties threshold for the quarter ended September 30, 2020.
The Pharmakon Senior Secured Notes bear interest at a fixed rate of 10.75% per annum and are scheduled to mature on September 12, 2024 (the Maturity Date). Principal repayments will commence on September 15, 2023, with five equal quarterly installments of principal and interest through the Maturity Date.
The Issuer is required to repay the Pharmakon Senior Secured Notes in full upon the occurrence of a change of control (as defined in the Note Purchase Agreement). In addition, the Issuer may make voluntary prepayments in whole or in part. All mandatory and voluntary prepayments are subject to the payment of prepayment premiums as follows: (i) if prepayment occurs prior to the third anniversary of the Closing Date, an amount equal to 2% of the principal prepaid, (ii) if prepayment occurs on or after the third anniversary of the Closing Date but prior to the fourth anniversary of the Closing Date, an amount equal to 1% of the principal prepaid, and (iii) if prepayment occurs on or after the fourth anniversary of the Closing Date, no prepayment premium is required. The Company is also required to pay a "make-whole" amount in respect of any principal prepayments (whether mandatory or voluntary) made prior to the 30-month anniversary of the closing of the Company's underwritten public offering on November 18, 2021, in an amount equal to the interest that would have accrued through the 30-month anniversary in respect of such note but for such principal prepayment, provided that in the case of any prepayment made prior to the 15-month anniversary, the Company will not be required to pay a "make-whole" amount in excess of an amount equal to the interest that would have accrued through the 15-month anniversary but for such principal prepayment.
The Pharmakon Senior Secured Notes are secured by a pledge of substantially all of the assets of the Issuer and the Guarantors and the Note Purchase Agreement contains affirmative and negative covenants customary for financings of this type, including limitations on the Company’s and its subsidiaries’ ability, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, repay junior indebtedness and enter into affiliate transactions, in each case, subject to certain exceptions. In addition, the Note Purchase Agreement contains financial covenants requiring the Company to maintain at all times certain minimum trailing twelve-month consolidated XHANCE net sales and royalties, tested on a quarterly basis, and at least $30,000 of cash and cash equivalents. As of March 31, 2022, the Company was in compliance with the covenants. The Note Purchase Agreement also includes events of default customary for financings of this type, in certain cases subject to customary periods to cure, following which BioPharma may accelerate all amounts outstanding under the Pharmakon Senior Secured Notes.
The Company recorded interest expense of $4,073 and $3,876 during the three months ended March 31, 2022 and 2021, respectively. Interest expense included total coupon interest and the amortization of debt issuance costs.
The long-term debt balance is comprised of the following:

	March 31, 2022	December 31, 2021
Face amount	$130,000	$130,000
Front end fees	(638)	(717)
Debt issuance costs	(3,708)	(4,165)
Back end fees	1,300	1,300
Long-term debt, net	$126,954	$126,418

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

9. Employee Benefit Plans
For US employees, the Company maintains a defined contribution 401(k) retirement plan. As of March 31, 2022, $77 was recorded in accrued liabilities related to the Company match. The Company's contributions are made in cash.
For foreign employees, the Company maintains a defined contribution pension plan which meets the statutory requirements of the jurisdiction. The Company incurred costs related to the pension plan of $1 and $2 for the three months ended March 31, 2022 and 2021, respectively.

10. Stockholders' Equity
Common stock warrants
On November 18, 2021, in conjunction with the Second Amendment to the Note Purchase Agreement (the Second Amendment), the Company issued warrants to purchase an aggregate of 2,500,000 shares of Common Stock at an exercise price of $1.60 and fair value of $2,009. Upon execution of the Second Amendment, warrants previously issued of 810,357 at a share price of $6.72 which were set to expire on September 12, 2022, were cancelled.
As of March 31, 2022, the Company had the following warrants outstanding to purchase shares of Common Stock:

Number of Shares	Exercise Price Per Share	Expiration Date
2,500,000	$1.60	November 18, 2024

11. Stock-based Compensation
The Company recorded stock-based compensation expense related to stock options and shares issued under the Company's 2010 Stock Incentive Plan and 2017 Employee Stock Purchase Plan (2017 Plan) in the following expense categories of its accompanying consolidated statements of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Cost of product sales	$13	$12
Research and development	196	281
General and administrative	1,791	2,317
	$2,000	$2,610
In addition, stock-based compensation expense of $85 and $1 was charged to inventory and prepaid expenses and other assets, respectively, during the three months ended March 31, 2022, which represents the total stock-based compensation expense incurred related to employees involved in the manufacturing process of finished goods and samples during the period.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

Stock Options
The Company issues stock-based awards pursuant to its 2010 Stock Incentive Plan. Effective as of October 12, 2017, the Company's 2010 Stock Incentive Plan was amended and restated (A&R Plan).The Company has issued service-based, performance-based, and market-based stock options that generally have a contractual life of up to 10 years and may be exercisable in cash or as otherwise determined by the Company's board of directors or committee thereof. Vesting generally occurs over a period of not greater than four years. Performance-based options may vest upon the achievement of certain milestones. As of March 31, 2022, all of the performance conditions related to performance-based stock options issued by the Company had been achieved. Market-based options may vest upon the achievement of certain market-based objectives relating to the trading price of the Common Stock.
The following table summarizes the activity related to stock option grants to employees and non-employees for the three months ended March 31, 2022:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life
Outstanding at December 31, 2021	7,958,781	$8.87	6.50
Granted	2,601,370	1.86
Exercised	—	—
Expired	(37,998)	7.25
Forfeited	(59,958)	8.96
Outstanding at March 31, 2022	10,462,195	$7.14	6.85
Exercisable at March 31, 2022	5,664,457	$10.54	5.38
Vested and expected to vest at March 31, 2022	9,502,980	$7.14	6.85

During the three months ended March 31, 2022, stock options to purchase 2,601,370 shares of Common Stock were granted to employees and generally vest over four years. Included in the total stock options granted were market-based options to purchase 959,215 shares of Common Stock. The stock options, including the market-based options, had an estimated weighted average grant date fair value of $1.17. During the three months ended March 31, 2021, stock options to purchase 1,458,501 shares of Common Stock were granted to employees that generally vest over four years. The stock options had an estimated weighted average grant date fair value of $2.29.
Included in the table above are 253,500 options granted outside the A&R Plan. The grants were made pursuant to the NASDAQ inducement grant exception in accordance with NASDAQ Listing Rule 5635(c)(4).
The grant date fair value of each stock option grant, other than market-based stock option grants, was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Three Months Ended March 31,
	2022	2021
Risk free interest rate	1.61%	1.00%
Expected term (in years)	6.08	6.08
Expected volatility	72.65%	74.37%
Annual dividend yield	0.00%	0.00%
Fair value of common stock	$1.87	$3.52
At March 31, 2022, the unrecognized compensation cost related to unvested stock options, other than market-based stock options, expected to vest was $7,948. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 2.46 years.
During the three months ended March 31, 2022, market-based options to purchase 959,215 shares of Common Stock were granted to employees and generally become eligible to vest over four years, subject to the achievement of certain market-based objectives relating to the trading price of the Common Stock. Stock based compensation

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

for these awards is recognized over the derived service period of approximately 3 years. The grant date fair value of each stock option grant, as well as the derived service period for these awards, was estimated at the time of grant using a Monte Carlo simulation based on the following assumptions:

Three Months Ended March 31,
2022
Risk free rates of return	1.70%
Expected volatility	75.00%
Annual dividend yield	—%
Restricted Stock Units
The Company has issued service-based and performance-based restricted stock units (RSUs). Vesting generally occurs over a period not greater than four years. Vesting of the performance-based RSUs is subject to the achievement of certain milestones in connection with the Company's development programs.
The following table summarizes the activity related to RSUs granted to employees for the three months ended March 31, 2022:

Shares
Outstanding at December 31, 2021	1,959,358
Granted	1,105,246
Vested and settled	(262,942)
Expired/forfeited/canceled	(15,916)
Outstanding at March 31, 2022	2,785,746
Expected to vest at March 31, 2022	2,785,746
During the three months ended March 31, 2022, the Company granted 1,105,246 RSUs at a grant date fair value of $1.85, all of which were service-based RSUs. No performance-based RSUs were granted in 2022. As of March 31, 2022, the milestones associated with previously granted performance based-RSUs were not probable of achievement, and accordingly, no stock based compensation expense has been recognized for these awards. At March 31, 2022, the unrecognized compensation cost related to unvested service-based RSUs expected to vest was $6,158, to be recognized over an estimated weighted-average amortization period of 2.82 years. The unrecognized compensation cost related to unvested performance-based RSUs was $3,095, which will be recognized commencing in the period in which the performance condition is deemed probable of achievement over the remaining service period.
Included in the table above are 60,000 RSUs granted outside the A&R Plan. The grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).
2017 Employee Stock Purchase Plan
Under the 2017 Plan, shares of Common Stock may be purchased by eligible employees who elect to participate in the 2017 Plan at 85% of the lower of the fair market value of Common Stock on the first or last day of designated offering periods. The Company recognized stock-based compensation expense of $89 and $108 during the three months ended March 31, 2022 and 2021, respectively, related to the 2017 Plan.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

The Company calculated the fair value of each option grant and the shares issued under the 2017 Plan on the respective dates of grant using the following weighted average assumptions:

	Three Months Ended March 31,
	2022	2021
Risk free interest rate	0.22%	0.09%
Expected term (in years)	0.5	0.5
Expected volatility	88.56%	86.88%
Annual dividend yield	0.00%	0.00%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read this section in conjunction with our unaudited interim consolidated financial statements and related notes included in Part I. Item 1 of this Form 10-Q and our audited consolidated financial statements and related notes thereto and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (SEC) on March 8, 2022. In addition to historical information, some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. As a result of many factors, our actual results could differ materially from the results described in or implied by such forward-looking statements. Please refer to the "Note Regarding Forward-Looking Statements" section of this Form 10-Q for additional information.
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
We have initiated two Phase 3b clinical trials of XHANCE for a follow-on indication for the treatment of chronic sinusitis. Positive top-line results from the first trial were announced in March 2022 and results from the second trial are expected in June 2022. If both trials are positive, XHANCE has the potential to be the first drug therapy approved by the FDA for the treatment of chronic sinusitis.
Business Updates in Response to the COVID-19 Pandemic
The COVID-19 pandemic has caused business and economic disruption, and the duration and impact of that disruption is uncertain at this time.
•Where permitted by governmental requirements and the policies of physician offices, our territory managers began to return to in-person detailing of physicians in May and June 2020. Given the localized nature of the restrictions that are in place and the potential for restrictions to return, we have equipped our territory managers to operate in an environment that will include a mix of virtual and in-person physician detailing with dependencies on geography and time. We are currently operating under a hybrid-model for our office-based employees which includes a mix of in-office and work-from-home days. We will continue to monitor, federal, state, and local government requirements and guidances.
•Federal, state and local government requirements and guidances have impacted virtually all of the physicians' offices in which our territory managers detail XHANCE. These impacts include reduced patient visits, temporary halt of territory managers' visits, restrictions imposed on territory managers' visits and temporary closings of physicians' offices.
•Although XHANCE prescriptions have grown since the start of the pandemic, the rate of growth was below our pre-pandemic expectations. The duration and magnitude of the impact of the COVID-19 pandemic on XHANCE prescriptions and XHANCE net revenue remains uncertain and it has and could in the future continue to affect our ability to remain in compliance with our financial covenants under that certain Note Purchase Agreement dated as of September 12, 2019, as amended pursuant to that certain letter agreement dated as of August 13, 2020, as further amended by that certain First Amendment to Note Purchase Agreement dated as of March 2, 2021 (the Note Purchase Agreement), and as further amended pursuant to that certain Second Amendment to Note Purchase Agreement dated as of November 16, 2021, that we entered into with funds managed by Pharmakon Advisors, LP (Pharmakon), the investment manager of the BioPharma Credit Funds (BioPharma).

•We believe we are maintaining appropriate levels of finished product inventories in the event of future supply disruption; however, the duration and magnitude of a future negative impact from the COVID-19 pandemic could constrain our supply of XHANCE.
•For subjects participating in our two chronic sinusitis trials, procedures to facilitate ongoing treatment and capture of data during periods of in-person care restrictions were put in place. Pauses in patient enrollment due to factors related to the COVID-19 pandemic had varying effects in different geographies resulted in delays and additional costs associated with our chronic sinusitis trials. We completed enrollment in the first of our two chronic sinusitis clinical trials in July 2021 and positive top-line results were announced in March 2022. We completed enrollment of subjects in our second clinical trial for chronic sinusitis in October of 2021 and expect top-line results in June 2022.
The full impact of the COVID-19 pandemic on our business is still unknown. It is likely to continue to have adverse impacts on XHANCE prescription growth and net revenues as a result of fewer patients visiting physician offices, restrictions imposed by some physician offices relating to territory managers' visits, changes in employment that can adversely affect availability of insurance coverage of XHANCE, and the availability and cost of capital for us to fund our business operations and service our debt. We will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to our operations as necessary.

XHANCE Business Update
We track and report metrics that we believe are an important part of assessing our progress in key strategic areas including:
•XHANCE Prescriptions and Market Share. Based on third-party prescription data as well as data from PPN partners, the total estimated number of XHANCE prescriptions in the first quarter of 2022 was 80,600, which represents 11% growth for prescriptions when compared to estimated first quarter 2021 prescriptions of 72,600. The INS prescription market increased 8% from first quarter 2021 to first quarter 2022 based on third-party prescription data. In addition, the total estimated number of XHANCE prescriptions was 82,900 in the second quarter of 2021, 86,300 in the third quarter of 2021, 93,700 in the fourth quarter of 2021, and 80,600 in the first quarter of 2022. The decrease of prescriptions from fourth quarter 2021 to first quarter 2022 was primarily driven by changes to our co-pay assistance program in January 2022 intended to increase average net revenue per prescription by decreasing the proportion of prescriptions filled by patients with insurance coverage that required co-pays above a target threshold as well as by seasonal factors as described below.
A seasonal effect has historically been observed in the INS prescription market in which market volume generally peaks near the middle of the second quarter and declines into the early part of the third quarter of each calendar year. Based on third-party prescription data, INS market prescriptions decreased 4% from fourth quarter 2020 to the first quarter of 2021, increased 14% from the first quarter of 2021 to the second quarter of 2021, decreased 4% from the second quarter of 2021 to the third quarter of 2021, increased 1% from the third quarter 2021 to the fourth quarter 2021, and were flat from the fourth quarter of 2021 to the first quarter of 2022. In addition, based on third-party prescription data, INS market prescriptions were flat from full year 2020 to full year 2021.
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
We track the market share of XHANCE within our current target audience. For this purpose, we calculate market share as the proportion of XHANCE prescriptions to the number of prescriptions written for other INS within our current target audience of approximately 21,000 physicians. Our target physician audience includes all ENT and Allergy specialist physicians who, based on third-party data, write intranasal steroid spray prescriptions. In addition, our current target audience includes specialty-like primary care physicians called on by our territory managers. Prior to first quarter 2022, we calculated market share as the proportion of XHANCE prescriptions to the number of prescriptions written for other INS within a target audience of approximately 18,000 physicians. That target physician audience included all ENT and Allergy specialist physicians who, based on third-party data, write intranasal steroid spray prescriptions. In addition, that target audience included specialty-like primary care physicians called on by our territory managers or our former co-commercialization partner.
We believe market share, in addition to XHANCE prescription volume, provides important information regarding XHANCE utilization because market share normalizes XHANCE prescriptions for market effects including the INS market seasonality, seasonal variation in patient visits with their doctor, annual deductible resets and annual changes in individual patient's healthcare insurance coverage referenced above. Based on third-party prescription data as well as data from PPN partners, we estimate XHANCE had a market share in our current target audience of 21,000 physicians of 4.8% in the fourth quarter of 2020, 5.0% in the first quarter of 2021, 5.2% in the second quarter of 2021, 5.7% in the third quarter of 2021, 5.9% in the fourth quarter of 2021, and 5.4% in the first quarter of 2022. Based on third-party prescription data as well as data from PPN partners, we estimate XHANCE had a market share in our prior target audience of 18,000 physicians of 5.1% in the fourth quarter of 2020, 5.4% in the first quarter of 2021, 5.4% in the second quarter of 2021, 6.0% in the third quarter of 2021, and 6.3% in the fourth quarter of 2021. Note that most of the INS prescriptions written within our target physician audience are for chronic sinusitis, allergic rhinitis and other conditions outside of our nasal polyp indication. Our target physician audience is subject to revision each quarter to account for changes such as revised sales target prioritization, and physician retirements. Changes to the target physician audience can contribute to some of the quarter-over-quarter change in market share.
•XHANCE New Prescriptions and Refill Prescriptions. The underlying disease that we are treating is chronic and, as a result, many patients may fill multiple prescriptions per year. We monitor new prescriptions as they create the potential for future refill prescriptions. Based on third-party prescription data as well as data from PPN partners, the total estimated number of XHANCE new prescriptions in the first quarter of 2022 was 28,200, which represents 9% growth for new prescriptions when compared to estimated first quarter 2021 new prescriptions of 25,900. In addition, the total estimated number of XHANCE new prescriptions was 29,000 in the second quarter of 2021, 27,900 in the third quarter of 2021 and 29,900 in the fourth quarter of 2021. Based on third-party prescription data, the INS market for new prescriptions increased 14% from the first quarter of 2021 to the first quarter of 2022 and increased 2% from the fourth quarter of 2021 to the first quarter of 2022.
We track refill prescriptions and provide patient assistance to support refill programs that are administered by our PPN partners. Based on third-party prescription data as well as data from PPN partners, the total estimated number of XHANCE refill prescriptions in the first quarter of 2022 was 52,400, which represents 12% growth for refill prescriptions when compared to estimated first quarter 2021 refill prescriptions of 46,700. In addition, the total estimated number of XHANCE refill prescriptions was 53,900 in the second quarter of 2021, 58,400 in the third quarter of 2021 and 63,800 in the fourth quarter of 2021.
•Prescribing Breadth and Depth. We track the number of physicians who prescribe XHANCE in a time period to evaluate the breadth of prescribing. Based on third-party prescription data as well as data from PPN partners, the total estimated number of physicians who had at least one patient fill a prescription for XHANCE in the first quarter of 2022 was 7,690, which represents 11% growth when compared to the estimated 6,920 physicians who had at least one patient fill a prescription for XHANCE in the first quarter of 2021. In addition, the total estimated number of physicians who had at least one patient fill a prescription for XHANCE was 7,188 in the second quarter of 2021, 7,196 in the third quarter of 2021 and 7,532 in the fourth quarter of 2021.
We also track the number of prescriptions filled by a prescribing physician's patients in a time period to evaluate depth of prescribing. Based on third-party prescription data as well as data from PPN partners, the total estimated number of physicians who had more than 15 XHANCE prescriptions filled by their patients in the first quarter of 2022 was 1,468, which represents 14% growth when compared to the estimated 1,285 physicians who had more than 15 XHANCE prescriptions filled by their patients in the first quarter of 2021. In addition, the total estimated number of physicians who had more than 15 XHANCE prescriptions filled by their patients was 1,414 in the second quarter of 2021, 1,459 in the third quarter of 2021 and 1,589 in the fourth quarter of 2021.
•XHANCE Net Product Revenues per Prescription. We calculate average net product revenues per prescription, one metric that we use to gauge the profitability of XHANCE, by dividing net product revenues for the quarter by the estimated number of XHANCE prescriptions dispensed during the quarter. Average XHANCE net product revenues per prescription were $183 in the first quarter of 2022 which represents an approximately 21% increase when compared to the $151 average XHANCE net product revenues per prescription in the first quarter of 2021. This increase was primarily driven by changes to our co-pay assistance program in January 2022 intended to increase average net revenue per prescription by decreasing the proportion of prescriptions filled by patients with insurance coverage that required co-pays above a target threshold. In addition, average XHANCE net revenues per prescription were $221 in the second quarter of 2021, $253 in the third quarter of 2021 and $240 in the fourth quarter of 2021.
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
XHANCE Co-Pay Savings Program. We believe our co-pay savings program provides an affordability solution for patients that physicians support. This program provides patient co-pay assistance to eligible commercially insured patients. These patients may obtain XHANCE for as little as $0 out-of-pocket.
Market Access.  Based on currently available third-party data and our internal analyses as of March 31, 2022, we believe that approximately 80% of commercially insured lives are currently in a plan that covers XHANCE. However, payors may change coverage levels for XHANCE, positively or negatively, at any time. Additionally, payors generally impose restrictions on access to or usage of XHANCE, such as by requiring prior authorizations or "step-edits". For example, insurers may require that a physician attest that they are treating a patient for an approved indication prior to becoming eligible for coverage for XHANCE. We estimate that approximately half of the commercially covered lives as of December 31, 2021 are in a plan that requires a prior authorization and most of those prior authorizations request information regarding prior use of INS and a patient diagnosis of nasal polyps. In some cases, patients do not meet the payors' utilization management criteria, and in other cases, healthcare providers may not complete the administrative process required to demonstrate or document that the patients for whom XHANCE has been prescribed meet the payors’ utilization management criteria (i.e., prior authorizations or step-edits) and, as a result, patients may not gain access to XHANCE treatment. In our contract negotiations with payors we seek to balance patient access and affordability, breadth of coverage, payor utilization management and rebates levels. We have also contracted with the Centers for Medicare and Medicaid Services for coverage of certain government insured lives and continue to expand XHANCE market access for other government-insured populations.
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
XHANCE Development
In addition to XHANCE’s existing indication for the treatment of nasal polyps, in order to broaden our U.S. market opportunity, we initiated a clinical trial program in pursuit of a follow-on indication for the treatment of chronic sinusitis in the U.S. We believe XHANCE has the potential to be the first drug therapy approved by the FDA for the treatment of chronic sinusitis. We expect the program will be comprised of two Phase 3b clinical trials, the first of which, ReOpen1, was initiated in the fourth quarter of 2018, completed enrollment of approximately 330 chronic sinusitis patients with and without nasal polyps in July of 2021. The second trial, ReOpen2, was initiated in the second quarter of 2019 and completed enrollment of approximately 210 chronic sinusitis patients without nasal polyps in October of 2021. We announced positive top-line results for ReOpen1 in March 2022 and expect to announce top-line results for ReOpen2 in June 2022.

Financial Operations Overview
The following discussion sets forth certain components of our consolidated statements of operations as well as factors that impact those items.
Net product revenues
Sales of XHANCE generated $14.8 million and $11.0 million in net product revenues for the three months ended March 31, 2022 and 2021, respectively. In accordance with GAAP, we determine net product revenues for XHANCE, with specific assumptions for variable consideration components including but not limited to trade discounts and allowances, co-pay assistance programs and payor rebates.
Based on available XHANCE prescription data purchased from third parties and data from our PPN partners, who collectively dispensed more than 85% of our total prescriptions (TRxs) in the period, our average net product revenues per prescription for the first quarter of 2022 was $183, an increase compared to average net product revenues per prescription of $151 in the first quarter of 2021 and a decrease compared to $240 in the fourth quarter of 2021.
The increase in average net product revenues per prescription from the first quarter of 2021 to the first quarter of 2022 is driven largely by changes in 2022 to our co-pay assistance program that were intended to increase revenues per prescription by decreasing the proportion of prescriptions filled by patients with insurance coverage that required co-pays above a target threshold.
The decrease in average net product revenues per prescription from the fourth quarter of 2021 to the first quarter of 2022 is largely a consequence of the reset of many patient insurance deductibles in January. As a result of this annual reset, we provide greater copay support under our assistance programs. In addition, we believe another contributor to the first quarter 2022 decrease is related to changes in patients' healthcare insurance coverage that reduce demand for refill prescriptions early in the year. This reduction in refill prescriptions also has the effect of lowering average net product revenues per prescription as it reduces the proportion of prescriptions that are covered (reimbursed) by a commercial insurer, which results in us providing greater copay support under our assistance programs.
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
We expect full year 2022 net product revenues will be at least $90.0 million and full year 2022 average net product revenues per prescription will be greater than $220. Previously, we expected full year 2022 net product revenues per prescription would be greater than $210.

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
▪expenses associated with the continued development of the EDS;
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
Consolidated Results of Operations
Comparison of three months ended March 31, 2022 and 2021
The following table sets forth our selected consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenues:
Net product revenues	$14,760	$10,960
Licensing revenues	—	1,000
Total revenues	14,760	11,960
Costs and expenses:
Cost of product sales	2,014	1,740
Research and development	4,802	5,225
Selling, general and administrative	29,339	27,184
Total operating expenses	36,155	34,149
Loss from operations	(21,395)	(22,189)
Other (income) expense:
Interest (income) expense	3,939	3,856
Other (income) expense	(1)	8
Total other (income) expense	3,938	3,864
Net loss	$(25,333)	$(26,053)
Net product revenues
Net product revenues related to sales of XHANCE were $14.8 million and $11.0 million for the three months ended March 31, 2022 and 2021, respectively. Revenue growth is attributable primarily to an increase in units sold to customers as a result of a greater number of XHANCE prescriptions dispensed as well as an increase in our average net selling price during the three months ended March 31, 2022.
Cost of product sales
Cost of product sales related to XHANCE were $2.0 million and $1.7 million for the three months ended March 31, 2022 and 2021, respectively, with the increase attributed primarily to an increase in units sold to customers during the period.
Research and development expense
Research and development expense was $4.8 million and $5.2 million for the three months ended March 31, 2022 and 2021, respectively. The $0.4 million decrease was attributable primarily to a $0.3 million decrease in costs related to the conduct of our clinical trials of XHANCE for the treatment of chronic sinusitis and a $0.1 million decrease in device development costs.
Selling, general and administrative expense
Selling, general and administrative expense was $29.3 million and $27.2 million for the three months ended March 31, 2022 and 2021, respectively. The $2.1 million increase was due primarily to:
▪a $1.0 million increase in sales and marketing costs;
▪a $0.6 million increase in professional and insurance fees; and

▪a $0.5 million increase in payroll and related costs
Interest (income) expense, net
Interest (income) expense, net, was $3.9 million for the three months ended March 31, 2022 and 2021, respectively, which was primarily comprised of interest expense on the Pharmakon Senior Secured Notes during both periods.
Liquidity and Capital Resources
Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. We incurred net losses of $25.3 million and $26.1 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $635.4 million. We have funded our operations primarily through the sale and issuance of stock and debt, as well as through licensing revenues. As of March 31, 2022, we had $91.4 million in cash and cash equivalents.
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(19,335)	$(28,024)
Net cash used in investing activities	(48)	(91)
Net cash provided by financing activities	249	(71)
Effects of exchange rates on cash and cash equivalents	(3)	—
Net decrease in cash, cash equivalents and restricted cash	$(19,137)	$(28,186)
Operating activities
Cash used in operating activities decreased by $8.7 million, from $28.0 million for the three months ended March 31, 2021 to $19.3 million for the three months ended March 31, 2022. The decrease in cash used in operating activities was attributable to timing of payments leading to an increase in liabilities and a decrease in inventory for the three months ended March 31, 2022.
Investing activities
Cash used in investing activities decreased from the three months ended March 31, 2021 to the three months ended March 31, 2022 due to a decrease in purchases of equipment during the three months ended March 31, 2022.
Financing activities
Cash provided by financing activities was $0.2 million for the three months ended March 31, 2022. Cash used in financing activities was $0.1 million for the three months ended March 31, 2021. Cash used in financing activities for the three months ended March 31, 2021 was related to financing fees and cash provided by financing activities for the three months ended March 31, 2022 was driven by proceeds from the issuance of common stock under the employee stock purchase plan.
Senior Secured Note Purchase Agreement
On September 12, 2019 (the Closing Date), we entered into a Note Purchase Agreement with funds managed by Pharmakon Advisors, LP (Pharmakon), the investment manager of BioPharma Credit Funds (BioPharma). The Note Purchase Agreement provided us, through our subsidiary OptiNose US, Inc., with $130.0 million in debt financing, of which $80.0 million of Pharmakon Senior Secured Notes was issued on the Closing Date, $30.0 million was issued on February 13, 2020 after achieving the $9.0 million consolidated XHANCE net sales and royalties threshold for the quarter ended December 31, 2019 and $20.0 million was issued on December 1, 2020 after achieving the $14.5 million consolidated XHANCE net sales and royalties threshold for the quarter ended September 30, 2020.
Amounts outstanding under the Pharmakon Senior Secured Notes bear interest at a fixed rate of 10.75% per annum and are scheduled to mature on September 12, 2024 (the Maturity Date). We are required to make interest-only payments on the Pharmakon Senior Secured Notes until September 2023. Principal repayments will commence on September 15, 2023, with five equal quarterly installments of principal and interest through to the Maturity Date.
We are required to repay the Pharmakon Senior Secured Notes in full upon the occurrence of a change of control (as defined in the Note Purchase Agreement). In addition, we may make voluntary prepayments in whole or in part.

All mandatory and voluntary prepayments are subject to the payment of prepayment premiums as follows: (i) if prepayment occurs prior to the third anniversary of the Closing Date, an amount equal to 2% of the principal prepaid, (ii) if prepayment occurs on or after the third anniversary of the Closing Date but prior to the fourth anniversary of the Closing Date, an amount equal to 1% of the principal prepaid, and (iii) if prepayment occurs on or after the fourth anniversary of the Closing Date,no prepayment premium is required. We are also required to pay a "make-whole" amount in respect of any principal prepayments (whether mandatory or voluntary) made prior to the 30-month anniversary of the closing of our underwritten public offering on November 18, 2021, in an amount equal to the interest that would have accrued through the 30-month anniversary in respect of such note but for such principal prepayment, provided that in the case of any prepayment made prior to the 15-month anniversary, we will not be required to pay a "make-whole" amount in excess of an amount equal to the interest that would have accrued through the 15-month anniversary but for such principal prepayment.
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

Projected 2022 operating expenses
We expect that our total GAAP operating expenses (consisting of selling, general & administrative expenses and research & development expenses) for 2022 will be between $135.0 million and $140.0 million of which approximately $10.0 million is expected to be stock-based compensation expense. As a result, total GAAP operating expenses excluding stock-based compensation expense are expected to be between $125.0 million and $130.0 million. An increase in selling, general, and administrative expenses from 2021 to 2022 is anticipated primarily due to inflation, increases in personnel costs, and an increase in fees paid to our PPN partners associated with higher projected XHANCE prescription volumes which is offset by an expected decrease in research and development expenses as our clinical trial program in pursuit of a follow-on indication for XHANCE for the treatment of chronic sinusitis nears completion.
Future capital requirements
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
Our future capital requirements, both near and long-term, will depend on many factors, including, but not limited to:
▪the duration and impact of COVID-19 restrictions on our business;
▪the success of our commercialization of XHANCE for the treatment of nasal polyps including, among other things, continued patient and physician adoption of XHANCE and our ability to maintain adequate insurance coverage and reimbursement for XHANCE;
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
Although it is difficult to predict our future liquidity requirements, we will likely require additional capital in the future secured through equity or debt financings, partnerships, collaborations, or other sources in order to meet the debt service obligations under our outstanding Pharmakon Senior Secured Notes, including repayment, and to carry out our planned development and commercial activities. We believe that our existing cash and cash equivalents will be sufficient to maintain the minimum cash balance required under our outstanding debt and to fund our operations for at least twelve months from the filing date of this Quarterly Report on Form 10-Q. Additional capital, secured in the future through equity or debt financings, partnerships, collaborations, or other sources, will be required, and may not be available on a timely basis, on favorable terms, or at all, and such capital, if raised, may not be sufficient to meet our debt service obligations, including repayment, or enable us to continue to implement our long-term business strategy. Commencing on September 15, 2023, we will be required to begin making principal repayments on our debt in five quarterly installments of $26.0 million each through maturity in September 2024. If additional capital is not secured when required, we may need to delay or curtail our operations until such funding is received. If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition and results of operations could be materially adversely affected and we may need to delay or curtail our operations until such funding is received. Additionally, we may fail to satisfy our debt covenants, may never become profitable, or if we do, may not be able to sustain profitability on a recurring basis.
Critical accounting policies
The Critical Accounting Policies and Significant Judgments and Estimates included in our annual report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 8, 2022, have not materially changed.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
We are not currently a party to any legal proceedings.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed in Part I, “Item 1A, Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 8, 2022.

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

3.2		Amended and Restated Bylaws of OptiNose, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-38241), as filed with the SEC on October 18, 2017).
10.1		Cooperation Agreement, dated April 25, 2022, by and among OptiNose, Inc. M. Kingdon Offshore Master Fund L.P., Velan Capital Partners LP and certain other affiliated investors listed therein
10.2
Amended and Restated Employment Agreement, dated March 2, 2022, between OptiNose US, Inc. and Peter K. Miller (incorporated by reference to Exhibit 10.22 to the Company's Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 8, 2022).

10.3
Amended and Restated Employment Agreement, dated March 2, 2022, between OptiNose US, Inc. and Ramy A. Mahmoud (incorporated by reference to Exhibit 10.23 to the Company's Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 8, 2022).

10.4
Amended and Restated Employment Agreement, dated March 2, 2022, between OptiNose US, Inc. and Keith A. Goldan (incorporated by reference to Exhibit 10.24 to the Company's Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 8, 2022).

10.5
Amended and Restated Employment Agreement, dated March 2, 2022, between OptiNose US, Inc. and Michael F. Marino (incorporated by reference to Exhibit 10.25 to the Company's Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 8, 2022).

10.6
Amended and Restated Employment Agreement, dated March 2, 2022, between OptiNose US, Inc. and Victor M. Clavelli (incorporated by reference to Exhibit 10.26 to the Company's Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 8, 2022).

10.7
Retention Agreement, dated March 7, 2022, between Michael F. Marino and Optinose US, Inc. (incorporated by reference to Exhibit 10.27 to the Company's Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 8, 2022).

10.8		Form of Indemnification Agreement.
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.
32.1	**	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer.
32.2	**	Certification Pursuant to 18 U.S.C. Section 1350 of principal financial officer.
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
        *    Filed herewith.
**    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTINOSE, INC.
Date:	May 12, 2022	By:	/s/ KEITH A. GOLDAN
			Name:	Keith A. Goldan
			Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)