Form 10-Q
period 2022-06-30
OptiNose, Inc.
filed 2022-08-11
CIK 1494650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares of the registrant's common stock outstanding at August 11, 2022 was 83,277,504 shares.

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
▪the potential uses for and advantages of XHANCE® and the Exhalation Delivery System (EDS) and related technologies;
▪our planned activities in pursuit of a follow-on indication for chronic sinusitis;
▪our plan to submit a supplemental new drug application for XHANCE to the U.S. Food and Drug Administration (FDA) by the end of 2022;
▪the potential for XHANCE to be the first product approved by the FDA for the treatment of chronic sinusitis;
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
▪our expectation that the research and development costs associated with the conduct of our chronic sinusitis program will significantly decrease;
▪our expectation that our GAAP operating expenses in 2022 will be between $129.0 million and $134.0 million and that our non-cash stock-based compensation expense will be approximately $9.0 million;
▪our expectation that XHANCE net product revenues for the full year of 2022 will be between $85.0 million and $92.0 million;
▪our expectation that the average net product revenue per prescription for XHANCE for the full year of 2022 will exceed $220;
▪our belief that our existing cash and cash equivalents will be sufficient to maintain the minimum cash balance required under the Note Purchase Agreement that we entered into with funds managed by Pharmakon Advisors,LP, the investment manager of the BioPharma Credit Funds (the Note Purchase Agreement) and to fund our operations for at least twelve months from the filing date of this Form 10-Q;

▪our ability to maintain compliance with the financial covenant to achieve certain minimum trailing twelve-month consolidated XHANCE net product sales and royalties and other provisions under the Note Purchase Agreement and the consequences of failing to do so;

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

PART I

ITEM 1. FINANCIAL STATEMENTS
OptiNose, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$78,264	$110,502
Accounts receivable, net	25,766	35,449
Inventory	10,973	11,847
Prepaid expenses and other current assets	3,054	2,581
Total current assets	118,057	160,379
Property and equipment, net	1,063	1,347
Other assets	3,712	4,345
Total assets	$122,832	$166,071
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$9,829	$8,013
Accrued expenses and other current liabilities	45,209	51,222
Total current liabilities	55,038	59,235
Long-term debt, net	127,483	126,418
Other liabilities	1,094	2,190
Total liabilities	183,615	187,843
Stockholders' deficit:
Common stock, $0.001 par value; 200,000,000 shares authorized at June 30, 2022 and December 31, 2021; 83,044,366 and 82,238,900 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	83	82
Additional paid-in capital	594,009	588,288
Accumulated deficit	(654,791)	(610,061)
Accumulated other comprehensive loss	(84)	(81)
Total stockholders' deficit	(60,783)	(21,772)
Total liabilities and stockholders' deficit	$122,832	$166,071

See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2022 and 2021
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Net product revenues	$20,582	$18,357	$35,342	$29,317
Licensing revenues	—	—	—	1,000
Total revenues	20,582	18,357	35,342	30,317
Costs and expenses:
Cost of product sales	2,143	2,425	4,157	4,165
Research and development	4,270	8,179	9,072	13,404
Selling, general and administrative	29,514	27,308	58,853	54,493
Total operating expenses	35,927	37,912	72,082	72,062
Loss from operations	(15,345)	(19,555)	(36,740)	(41,745)
Other (income) expense:
Interest income	(36)	(12)	(170)	(33)
Interest expense	4,086	4,012	8,159	7,888
Foreign currency (gains) losses	2	14	1	22
Gain on sale of equipment	—	(67)	—	(67)
Net loss	$(19,397)	$(23,502)	$(44,730)	$(49,555)
Net loss per share of common stock, basic and diluted	$(0.23)	$(0.44)	$(0.54)	$(0.93)
Weighted average common shares outstanding, basic and diluted	82,740,096	53,120,574	82,594,786	53,059,492
See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Comprehensive Loss
For the Three and Six Months Ended June 30, 2022 and 2021
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(19,397)	$(23,502)	$(44,730)	$(49,555)
Other comprehensive loss:
Foreign currency translation adjustment	(2)	—	(3)	2
Comprehensive loss	$(19,399)	$(23,502)	$(44,733)	$(49,553)
See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Changes in Stockholders' Deficit
(in thousands, except share data)

Six Months Ended June 30, 2022
	Stockholders' Equity (Deficit)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2021	82,238,900	$82	$588,288	$(610,061)	$(81)	$(21,772)
Stock compensation expense	—	—	1,998	—	—	1,998
Vesting of restricted stock units	262,942	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	179,206	1	249	—	—	250
Foreign currency translation adjustment	—	—	—	—	(1)	(1)
Net loss	—	—	—	(25,333)	—	(25,333)
Balance at March 31, 2022	82,681,048	$83	$590,535	$(635,394)	$(82)	$(44,858)
Stock compensation expense	—	—	3,474	—	—	3,474
Vesting of restricted stock units and exercise of options	363,318	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	(2)	(2)
Net loss	—	—	—	(19,397)	—	(19,397)
Balance at June 30, 2022	83,044,366	$83	$594,009	$(654,791)	$(84)	$(60,783)

Six Months Ended June 30, 2021
	Stockholders' Equity (Deficit)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2020	52,945,865	$53	$534,585	$(527,765)	$(85)	$6,788
Stock compensation expense	—	—	2,596	—	—	2,596
Vesting of restricted stock units	166,709	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	2	2
Net loss	—	—	—	(26,053)	—	(26,053)
Balance at March 31, 2021	53,112,574	$53	$537,181	$(553,818)	$(83)	$(16,667)
Stock compensation expense	—	—	2,729	—	—	2,729
Vesting of restricted stock units	37,034	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	135,525	—	367	—	—	367
Foreign currency translation adjustment	—	—	—	—	—	—
Net loss	—	—	—	(23,502)	—	(23,502)
Balance at June 30, 2021	53,285,133	$53	$540,277	$(577,320)	$(83)	$(37,073)

See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2022 and 2021
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net loss	$(44,730)	$(49,555)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	256	324
Stock-based compensation	5,444	5,343
Amortization of debt discount and issuance costs	1,065	861
Gain on sale of property and equipment	—	(67)
Changes in operating assets and liabilities:
Accounts receivable	9,683	2,679
Prepaid expenses and other assets	446	451
Inventory	950	(4,218)
Accounts payable	1,810	(1,900)
Accrued expenses and other liabilities	(7,397)	(4,436)
Cash used in operating activities	(32,473)	(50,518)
Investing activities:
Purchases of property and equipment	(50)	(115)
Proceeds from sale of property and equipment	—	105
Cash used in investing activities	(50)	(10)
Financing activities:
Cash paid for financing costs	27	(91)
Proceeds from issuance of common stock under employee stock purchase plan	249	367
Cash provided by financing activities	276	276
Effects of exchange rate changes on cash and cash equivalents	3	—
Net decrease in cash, cash equivalents and restricted cash	(32,244)	(50,252)
Cash, cash equivalents and restricted cash at beginning of period	110,515	144,179
Cash, cash equivalents and restricted cash at end of period	$78,271	$93,927
Supplemental disclosure of noncash activities:
Fixed asset purchases within accounts payable and accrued expenses	$18	$23
Recognition of right-of-use assets	$287	$157
Recognition of lease liabilities	$287	$157
See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

1. Organization and Description of Business
OptiNose, Inc. (the Company) was incorporated in Delaware in May 2010 (inception) and has facilities in Yardley, Pennsylvania, Ewing, New Jersey, and Oslo, Norway. The Company's predecessor entity, OptiNose AS, was formed under the laws of Norway in September 2000. In 2010, OptiNose AS became a wholly-owned subsidiary of the Company as part of an internal reorganization. During 2022, the Company’s board of directors approved the liquidation of Optinose AS and Optinose UK in order to simplify corporate structure.

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
2. Liquidity
Since inception, the Company's operations have focused on organization and staffing, business planning, raising capital, establishing an intellectual property portfolio, conducting preclinical studies and clinical trials, pursuing regulatory approvals and most recently, commercializing XHANCE in the US. As of June 30, 2022, the Company had cash and cash equivalents of $78,264. For the six months ended June 30, 2022, the Company had a net loss of $44,730 and negative cash from operations of $32,473. As of June 30, 2022, the Company had an accumulated deficit of $654,791.
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
In the opinion of management, the accompanying unaudited interim financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the financial statements) considered necessary to present fairly the Company's financial position as of June 30, 2022 and its results of operations for the three and six months ended June 30, 2022 and 2021 and cash flows for the six months ended June 30, 2022 and 2021. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The unaudited interim financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)
statements. The accompanying unaudited interim financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2021 contained in the Company’s annual report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 8, 2022.
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
Customer and supplier concentration
The Company has exposure to credit risk in accounts receivable from sales of product. XHANCE is sold to wholesale pharmaceutical distributors and preferred pharmacy network (PPN) partners, who, in turn, sell XHANCE to pharmacies, hospitals and other customers. Five customers represented approximately 40% of the Company's accounts receivable at June 30, 2022 and five customers represented approximately 26% and 29% of the Company's net product sales for the three and six months ended June 30, 2022.
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
Fair value of financial instruments
At June 30, 2022 and December 31, 2021, the Company's financial instruments included cash and cash equivalents, accounts receivable, grants receivable, accounts payable and accrued expenses. The carrying amounts reported in the Company's financial statements for these instruments approximate their respective fair values because of the short-term nature of these instruments. In addition, the Company believes that at June 30, 2022, the carrying value of long-term debt approximated fair value as the interest rates are reflective of the rate the Company could obtain on debt with similar terms and conditions. At June 30, 2022 and December 31, 2021, there were no financial assets or liabilities measured at fair value on a recurring basis.
Restricted cash
As of June 30, 2022 and December 31, 2021, the restricted cash balance included in prepaid expenses and other assets was $7 and $13, respectively.
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
Net income (loss) per common share
Basic net income (loss) per common share is determined by dividing net income (loss) applicable to Company common stock (Common Stock) holders by the weighted average common shares outstanding during the period. For the three and six months ended June 30, 2022 and 2021, the outstanding Common Stock options, Restricted Stock units, Common Stock warrants and shares to be issued under the Company's 2017 Employee Stock Purchase Plan have been excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted net loss per share are the same.
Diluted net loss per common share for the periods presented do not reflect the following potential common shares, as the effect would be antidilutive:

	June 30,
	2022	2021
Stock options	10,235,914	7,980,424
Restricted stock units	2,201,683	2,198,766
Common stock warrants	2,500,000	810,357
Employee stock purchase plan	208,138	—
Total	15,145,735	10,989,547
Income taxes
In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the three and six months ended June 30, 2022 and 2021, the Company recorded no tax expense or benefit due to the expected current year loss and its historical losses. As of June 30, 2022 and December 31, 2021, the Company concluded that a full valuation allowance would be necessary for all of its net deferred tax assets. The Company had no amounts recorded for uncertain tax positions, interest or penalties in the accompanying consolidated financial statements.

4. Inventory
Inventory consisted of the following:

	June 30, 2022	December 31, 2021
Raw materials	$2,508	$3,504
Work-in-process	5,989	4,816
Finished goods	2,476	3,527
Total inventory	$10,973	$11,847
Inventories are stated at the lower of cost or net realizable value, as determined on a first-in, first-out, basis.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

5. Property and Equipment
Property and equipment, net, consisted of the following:

	June 30, 2022	December 31, 2021
Computer equipment and software	$1,199	$1,173
Furniture and fixtures	366	366
Machinery and equipment	3,061	3,367
Leasehold improvements	609	609
Construction in process	115	115
	5,350	5,630
Less: accumulated depreciation	(4,287)	(4,283)
	$1,063	$1,347
Depreciation expense was $137 and $119 for the three months ended June 30, 2022 and 2021, respectively. Depreciation expense was $255 and $323 for the six months ended June 30, 2022 and 2021, respectively. In addition, depreciation expense of $651 and $10 was charged to inventory and prepaid expenses and other assets, respectively, as of June 30, 2022, which represents depreciation expense related to equipment involved in the manufacturing process.
6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of:

	June 30, 2022	December 31, 2021
Accrued expenses:
Selling, general and administrative expenses	$7,016	$6,124
Research and development expenses	3,086	6,857
Payroll expenses	7,332	7,569
Product revenue allowances	23,126	26,521
Other	2,293	2,057
Total accrued expenses	42,853	49,128
Other current liabilities:
Lease liability	2,356	2,094
Total other current liabilities	2,356	2,094
Total accrued expenses and other current liabilities	$45,209	$51,222

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
The Pharmakon Senior Secured Notes are secured by a pledge of substantially all of the assets of the Issuer and the Guarantors and the Note Purchase Agreement contains affirmative and negative covenants customary for financings of this type, including limitations on the Company’s and its subsidiaries’ ability, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, repay junior indebtedness and enter into affiliate transactions, in each case, subject to certain exceptions. In addition, the Note Purchase Agreement contains financial covenants requiring the Company to maintain at all times certain minimum trailing twelve-month consolidated XHANCE net sales and royalties, tested on a quarterly basis, and at least $30,000 of cash and cash equivalents. As of June 30, 2022, the Company was in compliance with the covenants. The Note Purchase Agreement also includes events of default customary for financings of this type, in certain cases subject to customary periods to cure, following which BioPharma may accelerate all amounts outstanding under the Pharmakon Senior Secured Notes.
The Company recorded interest expense of $4,086 and $4,012 during the three months ended June 30, 2022 and 2021, respectively, and $8,159 and $7,888 during the six months ended June 30, 2022 and 2021, respectively. Interest expense included total coupon interest and the amortization of debt issuance costs.
The long-term debt balance is comprised of the following:

	June 30, 2022	December 31, 2021
Face amount	$130,000	$130,000
Front end fees	(559)	(717)
Debt issuance costs	(3,258)	(4,165)
Back end fees	1,300	1,300
Long-term debt, net	$127,483	$126,418

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

9. Employee Benefit Plans
For US employees, the Company maintains a defined contribution 401(k) retirement plan. As of June 30, 2022, $91 was recorded in accrued liabilities related to the Company match. The Company's contributions are made in cash.
For foreign employees, the Company maintains a defined contribution pension plan which meets the statutory requirements of the jurisdiction. The Company incurred costs related to the pension plan of $2 and $1 for the three months ended June 30, 2022 and 2021, respectively, and $3 and $3 for the six months ended June 30, 2022 and 2021, respectively.

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
As of June 30, 2022, the Company had the following warrants outstanding to purchase shares of Common Stock:

Number of Shares	Exercise Price Per Share	Expiration Date
2,500,000	$1.60	November 18, 2024

11. Stock-based Compensation
The Company recorded stock-based compensation expense related to stock options and shares issued under the Company's 2010 Stock Incentive Plan and 2017 Employee Stock Purchase Plan (2017 Plan) in the following expense categories of its accompanying consolidated statements of operations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of product sales	$7	$6	$20	$17
Research and development	233	286	429	567
General and administrative	3,204	2,441	4,995	4,759
	$3,444	$2,733	$5,444	$5,343
In addition, stock-based compensation expense of $85 and $1 was charged to inventory and prepaid expenses and other assets, respectively, during the six months ended June 30, 2022, which represents the total stock-based compensation expense incurred related to employees involved in the manufacturing process of finished goods and samples during the period.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

Stock Options
The Company issues stock-based awards pursuant to its 2010 Stock Incentive Plan. Effective as of October 12, 2017, the Company's 2010 Stock Incentive Plan was amended and restated (A&R Plan).The Company has issued service-based, performance-based, and market-based stock options that generally have a contractual life of up to 10 years and may be exercisable in cash or as otherwise determined by the Company's board of directors or committee thereof. Vesting generally occurs over a period of not greater than four years. Performance-based options may vest upon the achievement of certain milestones. As of June 30, 2022, all of the performance conditions related to performance-based stock options issued by the Company had been achieved. Market-based options may vest upon the achievement of certain market-based objectives relating to the trading price of the Common Stock.
The following table summarizes the activity related to stock option grants to employees and non-employees for the six months ended June 30, 2022:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life
Outstanding at December 31, 2021	7,958,781	$8.87	6.50
Granted	2,902,370	1.88
Exercised	(67,125)	1.63
Expired	(135,983)	8.89
Forfeited	(422,129)	3.86
Outstanding at June 30, 2022	10,235,914	$7.65	6.62
Exercisable at June 30, 2022	5,819,746	$10.37	5.26
Vested and expected to vest at June 30, 2022	9,342,884	$7.65	6.62

During the six months ended June 30, 2022, stock options to purchase 2,902,370 shares of Common Stock were granted to employees and generally vest over four years. Included in the total stock options granted were market-based options to purchase 959,215 shares of Common Stock. The stock options, including the market-based options, had an estimated weighted average grant date fair value of $1.19. During the six months ended June 30, 2021, stock options to purchase 1,542,696 shares of Common Stock were granted to employees that generally vest over four years. The stock options had an estimated weighted average grant date fair value of $2.29.
The grant date fair value of each stock option grant, other than market-based stock option grants, was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Six Months Ended June 30,
	2022	2021
Risk free interest rate	1.82%	1.00%
Expected term (in years)	6.08	6.08
Expected volatility	72.67%	74.28%
Annual dividend yield	0.00%	0.00%
Fair value of common stock	$1.90	$3.52
At June 30, 2022, the unrecognized compensation cost related to unvested stock options, other than market-based stock options, expected to vest was $6,655. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 2.28 years.
During the six months ended June 30, 2022, market-based options to purchase 959,215 shares of Common Stock were granted to employees and generally become eligible to vest over four years, subject to the achievement of certain market-based objectives relating to the trading price of the Common Stock. Stock based compensation for these awards is recognized over the derived service period of approximately 2 years. The grant date fair value of

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

each stock option grant, as well as the derived service period for these awards, was estimated at the time of grant using a Monte Carlo simulation based on the following assumptions:

Six Months Ended June 30,
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
The following table summarizes the activity related to RSUs granted to employees for the six months ended June 30, 2022:

Shares
Outstanding at December 31, 2021	1,959,358
Granted	1,105,246
Vested and settled	(598,775)
Expired/forfeited/canceled	(264,146)
Outstanding at June 30, 2022	2,201,683
Expected to vest at June 30, 2022	2,201,683
During the six months ended June 30, 2022, the Company granted 1,105,246 RSUs at a grant date fair value of $1.85, all of which were service-based RSUs. No performance-based RSUs were granted in 2022. As of June 30, 2022, one of the milestones associated with the previously granted performance based-RSUs was achieved. As a result 248,830 RSUs vested on June 15, 2022 and stock based compensation expense of $1,346 was recognized for these awards. At June 30, 2022, the unrecognized compensation cost related to unvested service-based RSUs expected to vest was $5,041, to be recognized over an estimated weighted-average amortization period of 2.63 years. The unrecognized compensation cost related to unvested performance-based RSUs was $1,749, which will be recognized over the remaining service period.
Included in the table above are 60,000 RSUs granted outside the A&R Plan. The grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).
2017 Employee Stock Purchase Plan
Under the 2017 Plan, shares of Common Stock may be purchased by eligible employees who elect to participate in the 2017 Plan at 85% of the lower of the fair market value of Common Stock on the first or last day of designated offering periods. The Company recognized stock-based compensation expense of $74 and $91 during the three months ended June 30, 2022 and 2021, respectively, and $162 and $199 during the six months ended June 30, 2022 and 2021, respectively, related to the 2017 Plan.

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

15. Subsequent Events
On August 10, 2022, the Company entered into a Third Amendment to the Note Purchase Agreement (the Third Amendment). The Third Amendment reduced the minimum consolidated XHANCE net sales and royalties required to be achieved under the Note Purchase Agreement for the trailing twelve-month period ending December 31, 2022 from $90,000 to $85,000 in exchange for a $780 fee due on the repayment of the Pharmakon Senior Secured Notes.

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
We have completed two Phase 3b clinical trials of XHANCE for a follow-on indication for the treatment of chronic sinusitis. Positive top-line results from the trials were announced in March and June 2022. Based on the results of these trials, XHANCE has the potential to be the first drug therapy approved by the FDA for the treatment of chronic sinusitis. We plan to submit a supplemental new drug application for XHANCE to the U.S. Food and Drug Administration (FDA) by the end of 2022.
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
•Although XHANCE prescriptions have grown since the start of the pandemic, the rate of growth was below our pre-pandemic expectations. The duration and magnitude of the impact of the COVID-19 pandemic on XHANCE prescriptions and XHANCE net revenue remains uncertain and it has and could in the future continue to affect our ability to remain in compliance with the financial covenant to achieve certain minimum trailing twelve month consolidated XHANCE net product sales and royalties and other covenants under that certain Note Purchase Agreement dated as of September 12, 2019 that we entered into with funds managed by Pharmakon Advisors, LP (Pharmakon), the investment manager of the BioPharma Credit Funds (BioPharma), as amended pursuant to that certain letter agreement dated as of August 13, 2020, as further amended by that certain First Amendment to Note Purchase Agreement dated as of March 2, 2021, as further amended pursuant to that certain Second Amendment to Note Purchase Agreement dated as of

November 16, 2021, and as further amended pursuant to that certain Third Amendment dated as of August 10, 2022 (as so amended, the Note Purchase Agreement).
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
The full impact of the COVID-19 pandemic on our business is still unknown. It is likely to continue to have adverse impacts on XHANCE prescription growth and net revenues as a result of fewer patients visiting physician offices, restrictions imposed by some physician offices relating to territory managers' visits, changes in employment that can adversely affect availability of insurance coverage of XHANCE, our ability to maintain compliance with the financial and other covenants under the Note Purchase Agreement, and the availability and cost of capital for us to fund our business operations and service our debt. We will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to our operations as necessary.

XHANCE Business Update
We track and report metrics that we believe are an important part of assessing our progress in key strategic areas including:
•XHANCE Prescriptions and Market Share. Based on third-party prescription data as well as data from PPN partners, the total estimated number of XHANCE prescriptions in the second quarter of 2022 was 87,600, which represents 6% growth for prescriptions when compared to estimated second quarter 2021 prescriptions of 82,900. The INS prescription market increased 4% from second quarter 2021 to second quarter 2022 based on third-party prescription data. In addition, the total estimated number of XHANCE prescriptions was 86,300 in the third quarter of 2021, 93,700 in the fourth quarter of 2021, and 80,600 in the first quarter of 2022. The decrease of prescriptions from fourth quarter 2021 to first quarter 2022 was primarily driven by changes to our co-pay assistance program in January 2022 intended to increase average net revenue per prescription by decreasing the proportion of prescriptions filled by patients with insurance coverage that required co-pays above a target threshold as well as by seasonal factors as described below.
A seasonal effect has historically been observed in the INS prescription market in which market volume generally peaks near the middle of the second quarter and declines into the early part of the third quarter of each calendar year. Based on third-party prescription data, INS market prescriptions decreased 4% from fourth quarter 2020 to the first quarter of 2021, increased 14% from the first quarter of 2021 to the second quarter of 2021, decreased 4% from the second quarter of 2021 to the third quarter of 2021, increased 1% from the third quarter 2021 to the fourth quarter 2021, were flat from the fourth quarter of 2021 to the first quarter of 2022, and increased 7% from the first quarter of 2022 to the second quarter 2022. In addition, based on third-party prescription data, INS market prescriptions were flat from full year 2020 to full year 2021.
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
We believe market share, in addition to XHANCE prescription volume, provides important information regarding XHANCE utilization because market share normalizes XHANCE prescriptions for market effects including the INS market seasonality, seasonal variation in patient visits with their doctor, annual deductible resets and annual changes in individual patient's healthcare insurance coverage referenced above. Based on third-party prescription data as well as data from PPN partners, we estimate XHANCE had a market share in our current target audience of 21,000 physicians of 4.8% in the fourth quarter of 2020, 5.0% in the first quarter of 2021, 5.2% in the second quarter of 2021, 5.7% in the third quarter of 2021, 5.9% in the fourth quarter of 2021, 5.4% in the first quarter of 2022, and 5.6% in the second quarter of 2022 . Note that most of the INS prescriptions written within our target physician audience are for chronic sinusitis, allergic rhinitis and other conditions outside of our nasal polyp indication. Our target physician audience is subject to revision each quarter to account for changes such as revised sales target prioritization, and physician retirements. Changes to the target physician audience can contribute to some of the quarter-over-quarter change in market share.
•XHANCE New Prescriptions and Refill Prescriptions. The underlying disease that we are treating is chronic and, as a result, many patients may fill multiple prescriptions per year. We monitor new prescriptions as they create the potential for future refill prescriptions. Based on third-party prescription data as well as data from PPN partners, the total estimated number of XHANCE new prescriptions in the second quarter of 2022 was 29,200, which represents 1% growth for new prescriptions when compared to estimated second quarter 2021 new prescriptions of 29,000. In addition, the total estimated number of XHANCE new prescriptions was 27,900 in the third quarter of 2021, 29,900 in the fourth quarter of 2021, and 28,200 in the first quarter of 2022. Based on third-party prescription data, the INS market for new prescriptions increased 8% from the second quarter of 2021 to the second quarter of 2022 and increased 7% from the first quarter of 2022 to the second quarter of 2022.
We track refill prescriptions and provide patient assistance to support refill programs that are administered by our PPN partners. Based on third-party prescription data as well as data from PPN partners, the total estimated number of XHANCE refill prescriptions in the second quarter of 2022 was 58,400, which represents 8% growth for refill prescriptions when compared to estimated second quarter 2021 refill prescriptions of 53,900. In addition, the total estimated number of XHANCE refill prescriptions was 58,400 in the third quarter of 2021, 63,800 in the fourth quarter of 2021, and 52,400 in the first quarter of 2022.
•Prescribing Breadth and Depth. We track the number of physicians who prescribe XHANCE in a time period to evaluate the breadth of prescribing. Based on third-party prescription data as well as data from PPN partners, the total estimated number of physicians who had at least one patient fill a prescription for XHANCE in the second quarter of 2022 was 7,600, which represents 6% growth when compared to the estimated 7,188 physicians who had at least one patient fill a prescription for XHANCE in the second quarter of 2021. In addition, the total estimated number of physicians who had at least one patient fill a prescription for XHANCE was 7,196 in the third quarter of 2021, 7,532 in the fourth quarter of 2021, and 7,690 in the first quarter of 2022.
We also track the number of prescriptions filled by a prescribing physician's patients in a time period to evaluate depth of prescribing. Based on third-party prescription data as well as data from PPN partners, the total estimated number of physicians who had more than 15 XHANCE prescriptions filled by their patients in the second quarter of 2022 was 1,550, which represents 10% growth when compared to the estimated 1,414 physicians who had more than 15 XHANCE prescriptions filled by their patients in the second quarter of 2021. In addition, the total estimated number of physicians who had more than 15 XHANCE prescriptions filled by their patients was 1,459 in the third quarter of 2021, 1,589 in the fourth quarter of 2021, and 1,468 in the first quarter of 2022.
•XHANCE Net Product Revenues per Prescription. We calculate average net product revenues per prescription, one metric that we use to gauge the profitability of XHANCE, by dividing net product revenues for the quarter by the estimated number of XHANCE prescriptions dispensed during the quarter. Average XHANCE net product revenues per prescription were $235 in the second quarter of 2022 which represents an approximately 6% increase when compared to the $221 average XHANCE net product revenues per prescription in the second quarter of 2021. This increase was primarily driven by changes to our co-pay assistance program in January 2022 intended to increase average net revenue per prescription by decreasing the proportion of prescriptions filled by patients with insurance coverage that required co-pays above a target threshold. In addition, average XHANCE net revenues per prescription were $253 in the third quarter of 2021, $240 in the fourth quarter of 2021, and $183 in the first quarter of 2022. Average XHANCE net product revenues per prescription were $210 for the six months ended June 30, 2022 which represents an approximately 12% increase when compared to the $188 average XHANCE net product revenues per prescription for the six months ended June 30, 2021.
Sales, Marketing & Distribution
We have established a commercial infrastructure designed to drive adoption and sales of XHANCE with healthcare professionals who treat patients with nasal polyps. We believe that approximately 15,000 physicians treat an estimated 3.5 million chronic rhinosinusitis patients, an estimated 1.2 million of whom have chronic rhinosinusitis with nasal polyps.
•Customer Model.  We have a sales force of approximately 90 territory managers who target over 10,000 ENTs, allergists and “specialty-like” primary care physicians, and we target additional physicians through digital and non-personal promotion in areas where we do and do not have territory managers. Our sales team is equipped with educational materials demonstrating the benefit and safety profile of XHANCE. In the future we may increase the number of geographic territories as well as hire additional territory managers in order to increase the number of called-on target physicians and frequency of calls. We believe that in the long term, direct-to-consumer (DTC) advertising could be an effective way to increase XHANCE prescription growth.

•XHANCE Co-Pay Savings Program. We believe our co-pay savings program provides an affordability solution for patients that physicians support. This program provides patient co-pay assistance to eligible commercially insured patients. These patients may obtain XHANCE for as little as $0 out-of-pocket.

•Market Access.  Based on currently available third-party data and our internal analyses as of July 31, 2022, we believe that approximately 80% of commercially insured lives are currently in a plan that covers XHANCE. However, payors may change coverage levels for XHANCE, positively or negatively, at any time. Additionally, payors generally impose restrictions on access to or usage of XHANCE, such as by requiring prior authorizations or "step-edits". For example, insurers may require that a physician attest that they are treating a patient for an approved indication prior to becoming eligible for coverage for XHANCE. We estimate that approximately half of the commercially covered lives as of July 31, 2022 are in a plan that requires a prior authorization and most of those prior authorizations request information regarding prior use of INS and a patient diagnosis of nasal polyps. In some cases, patients do not meet the payors' utilization management criteria, and in other cases, healthcare providers may not complete the administrative process required to demonstrate or document that the patients for whom XHANCE has been prescribed meet the payors’ utilization management criteria (i.e., prior authorizations or step-edits) and, as a result, patients may not gain access to XHANCE treatment. In our contract negotiations with payors we seek to balance patient access and affordability, breadth of coverage, payor utilization management and rebates levels. We have also contracted with the Centers for Medicare and Medicaid Services for coverage of certain government insured lives and continue to expand XHANCE market access for other government-insured populations.

•Trade and Distribution We currently sell XHANCE primarily to PPN partners. We established this channel to offer patients the option of filling prescriptions through a network of preferred pharmacies that may be able to better serve the needs of patients through services including delivery of XHANCE by mail and performing certain patient services such as patient insurance benefit verification. We also sell XHANCE to wholesale pharmaceutical distributors, who, in turn, sell XHANCE to retail pharmacies, hospitals and other customers. We have contracted with a third-party logistics provider for key services related to logistics, warehousing and inventory management, and distribution. Further, our third-party logistics provider provides customer order fulfillment services and accounts receivable management.
XHANCE Development
In addition to XHANCE’s existing indication for the treatment of nasal polyps, in order to broaden our U.S. market opportunity, we initiated a clinical trial program in pursuit of a follow-on indication for the treatment of chronic sinusitis in the U.S. We believe XHANCE has the potential to be the first drug therapy approved by the FDA for the treatment of chronic sinusitis. We expect the program will be comprised of two Phase 3b clinical trials, the first of which, ReOpen1, was initiated in the fourth quarter of 2018, completed enrollment of approximately 330 chronic sinusitis patients with and without nasal polyps in July of 2021. The second trial, ReOpen2, was initiated in the second quarter of 2019 and completed enrollment of approximately 220 chronic sinusitis patients without nasal polyps in October of 2021. We announced positive top-line results for ReOpen1 and ReOpen2 in March and June 2022, respectively.

ReOpen 1

Top-line results from ReOpen1 were summarized in our Form 10-Q for the quarterly period ended March 31, 2022, filed with the Securities and Exchange Commission on May 12, 2022.

ReOpen2

ReOpen2 was a randomized double-blinded, placebo controlled Phase 3 clinical trial examining the safety and efficacy of XHANCE versus a placebo Exhalation Delivery System (which we refer to as placebo EDS) in adults with chronic sinusitis with or without nasal polyps. This clinical trial (which we refer to as ReOpen2) is intended to serve as the second of two pivotal clinical trials we intend to submit to the FDA in a future supplemental NDA for XHANCE for the treatment of adults with chronic sinusitis. This clinical trial was conducted in the United States, Australia, Bulgaria, Czechia, New Zealand, Poland, Romania, Spain, The Republic of Georgia and the United Kingdom.

Top-line results from ReOpen2 are summarized below.

Study Design

The clinical trial included a single-blind EDS-placebo lead-in and a EDS-placebo control group, a multi-center, multi-national study population to increase generalizability and an assessment of the safety and efficacy of multiple doses (186 or 372 mcg twice daily) over a 24-week period. A total of 222 adult subjects were enrolled in this study.

	Placebo EDS (N=110)	OPN-375 186 µg (N=110)	OPN-375 372 µg (N=107)
Full Analysis Set	75	73	74
Completed Study	69	70	71
Subjects Discontinuing Early	6	3	3

ReOpen2 had co-primary endpoints of (i) change in a composite score of nasal congestion/obstruction symptoms, nasal discharge, and facial pain and pressure from baseline to week, and (ii) change in average percent of opacified volume of the ethmoid and maxillary sinuses from baseline to week 24. The severity of nasal symptoms was recorded by patients in an electronic diary immediately before dosing in the morning (AM) and evening (PM), and was measured using 7-day average instantaneous AM diary scores. Each symptom was scored from 0-3. The volume of the ethmoid and maxillary sinuses occupied by disease was assessed using computer-assisted assessment of CT scans to determine the percentage (0-100%) of the sinus cavity space summed across all ethmoid and maxillary sinuses that was opacified. CT scans were performed at screening and at Week 24.
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

Difference from Placebo EDS

Treatment	n	Baseline Score (Standard Deviation)	Mean (Standard Error) Change from Baseline	Mean	95% confidence interval	P-value (1)
Change in CSS from Baseline to Week 4
XHANCE 372 mcg	74	5.97 (1.59)	-1.74 (0.20)	-0.93	-1.49, -0.37	0.001
XHANCE 186 mcg	73	5.87 (1.48)	-1.54 (0.20)	-0.73	-1.29, -0.17	0.011
Placebo EDS	75	6.15 (1.77)	-0.81 (0.20)	-	-	-
Change in APOV in the Ethmoid and Maxillary Sinuses from Baseline to Week 24
XHANCE 372 mcg	74	61.50 (18.46)	-5.14 (1.74)	-6.33	-11.08, -1.58	0.009
XHANCE 186 mcg	73	60.51 (19.37)	-7.00 (1.73)	-8.19	-12.93, -3.45	<0.001
Placebo EDS	75	64.09 (17.74)	+1.19 (1.74)	-	-	-
1 - The p-value, or probability value, is a measure of statistical significance reflecting the likelihood that an observed result occurred by chance.

Top-Line Safety Results

XHANCE was well tolerated across the 186- and 372-mcg dose groups and the safety profile in this trial was generally consistent with the safety profile contained in XHANCE’s currently approved label. No serious adverse events were reported in ReOpen2. The table below summarizes adverse events that occurred at a rate of more than 3% with XHANCE and more common than the placebo EDS in this trial.

Summary of Adverse Events with XHANCE Reported in ≥ 3%
and More Common Than Placebo EDS in ReOpen2

Adverse Event (AE)	Placebo EDS BID (N =75) n (%)	XHANCE 186 mcg BID (N =73) n (%)	XHANCE 372 mcg BID (N =74) n (%)
COVID-19	2 (2.7)	3 (4.1)	7 (9.5)
Epistaxis	0	4 (5.5)	7 (9.5)
Headache	6 (8.0)	2 (2.7)	7 (9.5)
Depression	1 (1.3)	0	3 (4.1)

Pooled Results from the ReOpen Program
In July 2022, we announced selected pooled results from the ReOpen program. First, to inform possible differences in response of patients previously using a standard nasal steroid spray, a pre-planned analysis of pooled data assessed symptom improvement for patients entering the trials with at least moderate symptoms despite reporting use of a standard nasal steroid spray. For this subgroup, patients receiving XHANCE improved more from baseline than patients receiving placebo comparator. Second, a pooled analysis was performed to assess change in CT scans, measured by APOV at week 24, for the subgroup of patients receiving XHANCE who had chronic sinusitis without nasal polyps. Compared to patients treated with placebo comparator, XHANCE treatment produced greater reduction in sinus opacification in this subgroup. Differences between active and placebo in 186 mcg or 372 mcg XHANCE treatment groups were similar and nominally statistically significant. Finally, an analysis of pooled data found that the 372 mcg treatment group achieved a type 1 error controlled statistically significant reduction of 66% in the incidence of exacerbations compared to placebo comparator. Reductions in the number of exacerbations, ranging from 53 to 80%, were found for subgroups of chronic sinusitis patients with or without nasal polyps in the 186 mcg or 372 mcg XHANCE treatment groups in additional pre-planned exploratory analyses that were not type 1 error controlled. Exacerbations were defined as a worsening of at least one of the four cardinal symptoms of chronic sinusitis (nasal congestion/obstruction, rhinorrhea, facial pain/pressure, and loss of sense of smell) lasting at least 3 days accompanied by an escalation in medical care, such as doctor visits or antibiotic or steroid prescription.

In addition, we completed an analysis of mean change in APOV by Patient-Reported Global Change Score (PGIC). The PGIC is a 7-point Likert scale on which the subject directly reports their perceived overall change in disease since initiating study medication.
The following three tables summarize these results.

				Difference from Placebo EDS
Treatment	n	Baseline Score	LS Mean Change from Baseline	LS Mean	Nominal P-value (1)
Change in Symptoms in Prior Nasal Steroid Users from Baseline to Week 4 (Pooled)
XHANCE 186 or 372 mcg	172	5.63	-1.46	-0.7	<0.001
Placebo EDS	108	5.84	-0.77	-	-
Change in APOV in CS Patients without Nasal Polyps from Baseline to Week 24 (Pooled)
XHANCE 186 or 372 mcg	225	61.33	-6.31	-4.76	0.004
XHANCE 372 mcg	112	61.26	-6.5	-4.95	0.01
XHANCE 186 mcg	113	61.4	-6.12	-4.57	0.019
Placebo EDS	116	63.32	-1.55	-	-

Treatment Group	n	Events	LS Mean	Incidence Rate Ratio (Active/PBO)	P-value (1)
Frequency of Exacerbations over 24 Weeks (Full Analysis Set/All Patients)
XHANCE 186 or 372 mcg	362	35	0.081	0.389	0.001
XHANCE 372 mcg	180	15	0.072	0.343	0.002(2)
XHANCE 186 mcg	182	20	0.092	0.441	0.012
Placebo EDS	185	41	0.208	-	-
Frequency of Exacerbations over 24 Weeks (Patients with Nasal Polyps)
XHANCE 186 or 372 mcg	137	12	0.052	0.276	0.005
XHANCE 372 mcg	68	4	0.038	0.203	0.01
XHANCE 186 mcg	69	8	0.07	0.376	0.055
Placebo EDS	69	17	0.187	-	-
Frequency of Exacerbations over 24 Weeks (Patients without Nasal Polyps)
XHANCE 186 or 372 mcg	225	23	0.113	0.472	0.032
XHANCE 372 mcg	112	11	0.113	0.47	0.077
XHANCE 186 mcg	113	12	0.113	0.474	0.076
Placebo EDS	116	24	0.239	-	-
1.The p-value, or probability value, is a measure of statistical significance reflecting the likelihood that an observed result occurred by chance and compares the indicated group to the relevant placebo EDS group. Unless otherwise noted, all p-values shown in this table represent nominal p-values (meaning they are exploratory, not type 1 error controlled) and therefore have an increased possibility of being a chance finding
2.This p-value for all patients receiving XHANCE 372 mcg in the ReOpen Program is a type 1 error controlled statistically significant result. All other p-values shown in this table are nominal p-values.

Mean change in APOV by Patient-Reported Global Change Score at Week 24
	PGIC Category
	Very Much Improved	Much Improved	Minimally Improved	No Change	Minimally Worsened	Much Worsened	Very Much Worsened
Subjects	67	64	164	90	16	10	4
Mean Change in APOV	(10.53)%	(7.26)%	(2.86)%	(0.32)%	2.01%	4.82%	5.30%
Pooled Safety Results from the ReOpen Program
XHANCE was well tolerated across the 186- and 372-mcg dose groups and the safety profile in the ReOpen program was generally consistent with the safety profile contained in XHANCE’s currently approved label. No serious adverse events were reported in the ReOpen program. The table below summarizes adverse events that occurred at a rate of more than 3% with XHANCE and more common than the placebo EDS in this trial.

Summary of Adverse Events with XHANCE Reported in ≥ 3% and More Common Than Placebo EDS in Pooled data
Adverse Event (AE)	Placebo EDS BID (N =187) n (%)	XHANCE 186 mcg BID (N =184) n (%)	XHANCE 372 mcg BID (N =183) n (%)
Epistaxis	1 (0.5)	9 (4.9)	20 (10.9)
COVID-19	8 (4.3)	5 (2.7)	12 (6.7)
Nasopharyngitis	8 (4.3)	9 (4.9)	7 (3.8)
Headache	7 (3.7)	4 (2.2)	10 (5.5)

Financial Operations Overview
The following discussion sets forth certain components of our consolidated statements of operations as well as factors that impact those items.
Net product revenues
Sales of XHANCE generated $20.6 million and $18.4 million in net product revenues for the three months ended June 30, 2022 and 2021, respectively, and $35.3 million and $29.3 million for the six months ended June 30, 2022 and 2021, respectively. In accordance with GAAP, we determine net product revenues for XHANCE, with specific assumptions for variable consideration components including but not limited to trade discounts and allowances, co-pay assistance programs and payor rebates.
Based on available XHANCE prescription data purchased from third parties and data from our PPN partners, who collectively dispensed more than 80% of our total prescriptions (TRxs) in the period, our average net product revenues per prescription for the second quarter of 2022 was $235, an increase compared to average net product revenues per prescription of $221 in the second quarter of 2021 and an increase compared to $183 in the first quarter of 2022.
The increase in average net product revenues per prescription from the second quarter of 2021 to the second quarter of 2022 is driven largely by changes in 2022 to our co-pay assistance program that were intended to increase revenues per prescription by decreasing the proportion of prescriptions filled by patients with insurance coverage that required co-pays above a target threshold.

The increase in average net product revenues per prescription from the first quarter of 2022 to the second quarter of 2022 is largely a consequence of the reset of many patient insurance deductibles in January. As a result of this annual reset, we provide greater copay support under our assistance programs. In addition, we believe another contributor to the first quarter 2022 increase is related to changes in patients' healthcare insurance coverage that reduce demand for refill prescriptions early in the year. This reduction in refill prescriptions also has the effect of lowering average net product revenues per prescription as it reduces the proportion of prescriptions that are covered (reimbursed) by a commercial insurer, which results in us providing greater copay support under our assistance programs.
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
We expect full year 2022 net product revenues will be between $85.0 million and $92.0 million. Previously we expected full year 2022 net product revenues would be at least $90.0 million. We revised our full year 2022 guidance for net revenue because we experienced greater than expected vacancy rates in our sales territories in recent months and greater than expected summer seasonal volume declines. We expect full year 2022 average net product revenues per prescription will be greater than $220.
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
Consolidated Results of Operations
Comparison of three months ended June 30, 2022 and 2021
The following table sets forth our selected consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended June 30,
	2022	2021
Revenues:
Net product revenues	$20,582	$18,357
Licensing revenues	—	—
Total revenues	20,582	18,357
Costs and expenses:
Cost of product sales	2,143	2,425
Research and development	4,270	8,179
Selling, general and administrative	29,514	27,308
Total operating expenses	35,927	37,912
Loss from operations	(15,345)	(19,555)
Other (income) expense:
Interest (income) expense	4,050	4,000
Other (income) expense	2	(53)
Total other (income) expense	4,052	3,947
Net loss	$(19,397)	$(23,502)
Net product revenues

Net product revenues related to sales of XHANCE were $20.6 million and $18.4 million for the three months ended June 30, 2022 and 2021, respectively. Revenue growth is attributable primarily to an increase in our average net selling price during the three months ended June 30, 2022.
Cost of product sales
Cost of product sales related to XHANCE were $2.1 million and $2.4 million for the three months ended June 30, 2022 and 2021, respectively.
Research and development expense
Research and development expense was $4.3 million and $8.2 million for the three months ended June 30, 2022 and 2021, respectively. This decrease was primarily attributable primarily to a decrease in costs related to the conduct of our clinical trials of XHANCE for the treatment of chronic sinusitis, both trials had top-line data readouts in 2022.
Selling, general and administrative expense
Selling, general and administrative expense was $29.5 million and $27.3 million for the three months ended June 30, 2022 and 2021, respectively. The $2.2 million increase was due primarily to:
▪a $1.9 million increase in payroll and related costs;
▪a $0.6 million increase in PPN fees and other patient assistance costs;
The increase was offset by a $0.3 million decrease in other sales, marketing and administrative expenses.
Interest (income) expense, net
Interest (income) expense, net, was $4.1 million and $4.0 million for the three months ended June 30, 2022 and 2021, respectively, which was primarily comprised of interest expense on the Pharmakon Senior Secured Notes during both periods.
Comparison of six months ended June 30, 2022 and 2021
The following table sets forth our selected consolidated statements of operations data for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021
Revenues:
Net product revenues	$35,342	$29,317
Licensing revenues	—	1,000
Total revenues	35,342	30,317
Costs and expenses:
Cost of product sales	4,157	4,165
Research and development	9,072	13,404
Selling, general and administrative	58,853	54,493
Total operating expenses	72,082	72,062
Loss from operations	(36,740)	(41,745)
Other (income) expense:
Interest (income) expense	7,989	7,855
Other (income) expense	1	(45)
Total other (income) expense	7,990	7,810
Net loss	$(44,730)	$(49,555)
Net product revenues
Net product revenues related to sales of XHANCE were $35.3 million and $29.3 million for the six months ended June 30, 2022 and 2021, respectively. Revenue growth is attributable primarily to an increase in units sold to customers as a result of a greater number of XHANCE prescriptions dispensed, as well as an increase in our average net selling price during the six months ended June 30, 2022.

Cost of product sales
Cost of product sales related to XHANCE were $4.2 million and $4.2 million for the six months ended June 30, 2022 and 2021, respectively.
Research and development expense
Research and development expense was $9.1 million and $13.4 million for the six months ended June 30, 2022 and 2021, respectively. The $4.3 million decrease was attributable primarily to a decrease in costs related to the conduct of our clinical trials of XHANCE for the treatment of chronic sinusitis, both trials had top-line data readouts in 2022.
Selling, general and administrative expense
Selling, general and administrative expense was $58.9 million and $54.5 million for the six months ended June 30, 2022 and 2021, respectively. The $4.4 million increase was due primarily to:
▪a $2.4 million increase in payroll and related costs;
▪a $1.1 million increase in other sales, marketing and consulting costs;
▪a $0.8 million increase in PPN fees and other patient assistance costs;
▪a $0.1 million increase in other administrative expenses.
Interest (income) expense, net
Interest (income) expense, net, was $8.0 million and $7.9 million for the six months ended June 30, 2022 and 2021, respectively, which was primarily comprised of interest expense on the Pharmakon Senior Secured Notes during both periods.
Liquidity and Capital Resources
Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. We incurred net losses of $44.7 million and $49.6 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $654.8 million. We have funded our operations primarily through the sale and issuance of stock and debt, as well as through sales of XHANCE and licensing revenues. As of June 30, 2022, we had $78.3 million in cash and cash equivalents.
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(32,473)	$(50,518)
Net cash used in investing activities	(50)	(10)
Net cash provided by financing activities	276	276
Effects of exchange rates on cash and cash equivalents	3	—
Net decrease in cash, cash equivalents and restricted cash	$(32,244)	$(50,252)
Operating activities
Cash used in operating activities decreased by $18.0 million, from $50.5 million for the six months ended June 30, 2021 to $32.5 million for the six months ended June 30, 2022. The decrease in cash used in operating activities was attributable to a decrease in accounts receivable and inventory due to increased sales and collections for the six months ended June 30, 2022.
Investing activities
Cash used in investing activities increased by $0.1 million from the six months ended June 30, 2021 to the six months ended June 30, 2022 due to proceeds from the sale of equipment during the six months ended June 30, 2021.
Financing activities

Cash provided by financing activities was $0.3 million for the six months ended June 30, 2022 and 2021. Cash used in financing activities for both periods was primarily driven by proceeds from the issuance of common stock under our employee stock purchase plan.
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
Amounts outstanding under the Pharmakon Senior Secured Notes bear interest at a fixed rate of 10.75% per annum and are scheduled to mature on September 12, 2024 (the Maturity Date). We are required to make interest-only payments on the Pharmakon Senior Secured Notes until September 2023. Principal repayments will commence on September 15, 2023, with five equal quarterly installments of principal and interest through to the Maturity Date. Upon repayment of the Senior Secured Notes we will also be required to pay $2.1 million in fees.
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

Trailing Twelve-Months Ending	Requirement under the Note Purchase Agreement After the Second Amendment
March 31, 2022	70.00
June 30, 2022	75.00
September 30, 2022	80.00
December 31, 2022	85.00
March 31, 2023	98.75
June 30, 2023	102.50
September 30, 2023	106.25
December 31, 2023	110.00
March 31, 2024	113.75
June 30, 2024	117.50
We are also required to maintain at all times at least $30.0 million of cash and cash equivalents. As of June 30, 2022, we were in compliance with the covenants. The Note Purchase Agreement also includes events of default customary for financings of this type, in certain cases subject to customary periods to cure, following which BioPharma may accelerate all amounts outstanding under the Pharmakon Senior Secured Notes.
On August 10, 2022, we entered into the Third Amendment to the Note Purchase Agreement (the Third Amendment). The Third Amendment reduced the minimum consolidated XHANCE net sales and royalties required to be achieved under the Note Purchase Agreement for the trailing twelve-month period ending December 31, 2022 from $90.0 million to $85.0 million (as reflected in the table above) in exchange for a $0.8 million fee due on the repayment of the Pharmakon Senior Secured Notes.
Projected 2022 operating expenses
We expect that our total GAAP operating expenses (consisting of selling, general & administrative expenses and research & development expenses) for 2022 will be between $129.0 million and $134.0 million of which approximately $9.0 million is expected to be stock-based compensation expense. As a result, total GAAP operating expenses excluding stock-based compensation expense are expected to be between $120.0 million and $125.0 million. Previously we expected total GAAP operating expenses (consisting of selling, general & administrative expenses and research & development expenses) for 2022 to be between $135.0 million and $140.0 million of which approximately $10.0 million was expected to be stock-based compensation expense. An increase in selling, general, and administrative expenses from 2021 to 2022 is anticipated primarily due to inflation, and an increase in fees paid to our PPN partners associated with higher projected XHANCE prescription volumes which is offset by an expected decrease in research and development expenses as our clinical trial program in pursuit of a follow-on indication for XHANCE for the treatment of chronic sinusitis nears completion.
Future capital requirements
We expect to continue to incur significant expenses in connection with our ongoing activities, particularly as we:
▪continue advertising and other promotional activities to support the commercialization of XHANCE;
▪continue to provide co-pay and other patient affordability programs for XHANCE;
▪continue clinical development activities for XHANCE, including studies mandated under the Pediatric Research Equity Act, and activities in pursuit of a follow-on indication for the treatment of chronic sinusitis;
▪evaluate product candidates;
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
▪the duration and impact of the COVID-19 pandemic on our business;
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
▪our clinical development plans for XHANCE, including the outcome, timing and cost studies mandated under the Pediatric Research Equity Act, and activities in pursuit of a follow-on indication for the treatment of chronic sinusitis;

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
▪the extent to which we in-license, acquire or otherwise partner in development or commercialization of other products, product candidates or technologies; and
▪our ability to maintain compliance with the financial covenant to achieve certain minimum trailing twelve-month consolidated XHANCE net sales and royalties and the other provisions under the Note Purchase Agreement, and, if needed and available from the holders of the Pharmakon Senior Secured Notes, the costs and conditions associated with obtaining a waiver or modification of such covenant or other provisions.
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
As of the filing of this quarterly report on Form 10-Q, we expect consolidated XHANCE net sales and royalties for the trailing twelve-month period ending December 31, 2022 to be between $85 million and $92 million. Previously we expected consolidated XHANCE net sales and royalties for such twelve month period to be at least $90 million. If we are unable to achieve at least $85 million of consolidated XHANCE net sales and royalties for the trailing twelve-month period ending December 31, 2022 or are unable to achieve the minimum consolidated XHANCE net sales and royalties for any other trailing twelve-month period as required under the Note Purchase Agreement, and we are unable to obtain a waiver or modification to this financial covenant, we will be in breach under the Note Purchase Agreement, which will constitute an event of default under the terms of the Note Purchase Agreement. If the holders of the Pharmakon Senior Secured Notes elect to accelerate the repayment of all or a portion of the unpaid principal, accrued interest and other amounts due under such holders’ Pharmakon Senior Secured Notes in such an event, we will require additional capital secured through equity or debt financings, partnerships, collaborations, or other sources in order to meet such payment obligations, and to carry out our planned development and commercial activities. The holders of the Pharmakon Senior Secured Notes have, in the past, conditioned modifications to the minimum trailing twelve-month consolidated XHANCE net sales and royalties financial covenant and other provisions of the Note Purchase Agreement on our securing additional capital through equity financings and other conditions and fees, and could do so again in the future, which would impact the timing and amount that we may seek to raise in a financing. Although there can be no guarantee that the holders of the Pharmakon Senior Secured Notes will provide a waiver or modification if requested. In addition, in order to complete future financings the investors in such financings may require us to obtain certain modifications to the minimum trailing twelve-month consolidated XHANCE net sales and royalties financial covenant and other provisions of the Note Purchase Agreement which may or may not be acceptable to the holders of the Pharmakon Senior Secured Notes.

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
Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2022, we have issued $130.0 million of senior secured notes (the Pharmakon Senior Secured Notes) under that certain Note Purchase Agreement, dated September 12, 2019, among us and our subsidiaries, OptiNose US, Inc., OptiNose UK Limited and OptiNose AS, BioPharma Credit PLC, as collateral agent, and the purchasers party thereto from time to time (Purchasers), as previously amended pursuant to that certain letter agreement dated August 13, 2020, as further amended pursuant to that certain first amendment to Note Purchase Agreement dated March 2, 2021, as further amended pursuant to that certain second amendment to Note Purchase Agreement dated November 16, 2021 and as further amended pursuant to that certain third amendment to Note Purchase Agreement dated August 10, 2022 (as amended, the Note Purchase Agreement). We are not eligible to issue any additional Pharmakon Senior Secured Notes under the Note Purchase Agreement. Amounts outstanding under the Note Purchase Agreement bear interest at a fixed rate of 10.75% per annum and are scheduled to mature on September 12, 2024 (the Maturity Date). As of June 30, 2022, the outstanding principal, accrued interest and fees under the Note Purchase Agreement was $131.8 million.

We are required to make quarterly interest payments until the Maturity Date. We are also required to make principal payments, which are payable in five equal quarterly installments beginning on September 15, 2023, and continuing until the Maturity Date. The Pharmakon Senior Secured Notes are guaranteed by OptiNose, Inc. and our subsidiaries and are secured by a pledge of substantially all of our and their assets.

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

Trailing Twelve-Months Ending	Requirement under the Note Purchase Agreement After the Second Amendment
March 31, 2022	70.00
June 30, 2022	75.00
September 30, 2022	80.00
December 31, 2022	85.00
March 31, 2023	98.75
June 30, 2023	102.50
September 30, 2023	106.25
December 31, 2023	110.00
March 31, 2024	113.75
June 30, 2024	117.50

Each holder of the Pharmakon Senior Secured Notes may elect to accelerate the repayment of all unpaid principal and accrued interest under such holders’ Pharmakon Senior Secured Notes upon consummation of a specified change of control transaction or occurrence of certain events of default (as specified in the Note Purchase Agreement), including, among other things:
▪    our default in a payment obligation under the Pharmakon Senior Secured Notes;
▪    our breach of a financial covenant (including the financial covenants that require us to maintain at least $30.0 million of cash and cash equivalents in certain deposit accounts and require us to achieve certain minimum trailing twelve-month consolidated XHANCE net sales and royalties, tested on a quarterly basis), the restrictive covenants or other terms of the Pharmakon Senior Secured Notes;
▪    our breach of reporting obligations;
▪    our failure to properly maintain the collateral;
▪    any circumstance that could reasonably be expected to have a material adverse effect (as defined in the Note Purchase Agreement) on us;
▪    certain regulatory and/or commercial actions that cause an ongoing delay in commercialization of XHANCE; and
▪    certain specified insolvency and bankruptcy-related events.
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
On August 10, 2022, we entered into a third amendment (the Third Amendment) to the Note Purchase Agreement to reduce the minimum consolidated XHANCE net sales and royalties required to be achieved for the trailing twelve-month period ending December 31, 2022 from $90.0 million to $85.0 million (such reduction is reflected in the table above) in exchange for a $0.8 million fee due on the repayment of the Pharmakon Senior Secured Notes. As of the filing of this quarterly report on Form 10-Q, we expect consolidated XHANCE net sales and royalties for the trailing twelve-month period ending December 31, 2022 to be between $85 million and $92 million. Previously we expected consolidated XHANCE net sales and royalties for such twelve month period to be at least $90 million. If we are unable to achieve at least $85 million of consolidated XHANCE net sales and royalties for the trailing twelve-month period ending December 31, 2022 or are unable to achieve the minimum consolidated XHANCE net sales and royalties for any other trailing twelve-month period as required under the Note Purchase Agreement, and we are unable to obtain a waiver or modification to this financial covenant, we will be in breach under the Note Purchase Agreement, which will constitute an event of default under the terms of the Note Purchase Agreement. If the holders of the Pharmakon Senior Secured Notes elect to accelerate the repayment of all or a portion of the unpaid principal, accrued interest and other amounts due under such holders’ Pharmakon Senior Secured Notes in such an event, we will require additional capital secured through equity or debt financings, partnerships, collaborations, or other sources in order to meet such payment obligations, and to carry out our planned development and commercial activities. The holders of the Pharmakon Senior Secured Notes have, in the past, conditioned modifications to the minimum trailing twelve-month consolidated XHANCE net sales and royalties financial covenant and other provisions of the Note Purchase Agreement on our securing additional capital through equity financings and other conditions and fees, and could do so again in the future, which would impact the timing and amount that we may seek to raise in a financing. Although there can be no guarantee that the holders of the Pharmakon Senior Secured Notes will provide a waiver or modification if requested. In addition, in order to complete future financings the investors in such financings may require us to obtain certain modifications to the minimum trailing twelve-month consolidated XHANCE net sales and royalties financial covenant and other provisions of the Note Purchase Agreement which may or may not be acceptable to the holders of the Pharmakon Senior Secured Notes.

ITEM 5. OTHER INFORMATION
Third Amendment to Note Purchase Agreement
On August 10, 2022, the Company entered into a third amendment (the Third Amendment) to that certain Note Purchase Agreement, dated September 12, 2019, among us and our subsidiaries, OptiNose US, Inc., OptiNose UK Limited and OptiNose AS, BioPharma Credit PLC, as collateral agent, and the purchasers party thereto from time to time (Purchasers), as previously amended pursuant to that certain letter agreement dated August 13, 2020, as further amended pursuant to that certain first amendment to Note Purchase Agreement dated March 2, 2021 and as further amended pursuant to that certain second amendment to Note Purchase Agreement dated November 16, 2021 (as amended, the Note Purchase Agreement). The Third Amendment reduced the minimum consolidated XHANCE net sales and royalties required to be achieved under the Note Purchase Agreement for the trailing twelve-month period ending December 31, 2022 from $90.0 million to $85.0 million in exchange for a $0.8 million fee due on the repayment of the Pharmakon Senior Secured Notes issued pursuant to the Note Purchase Agreement.
The foregoing is a summary description of certain terms of the Third Amendment and, by its nature, is not complete. It is qualified in its entirety by reference to the Third Amendment which is filed as Exhibit 10.3 to this Form 10-Q, and is incorporated herein by reference.

Indemnification Agreements with Recently Appointed Officers
As previously reported, on June 2, 2022 the Company appointed Ms. Janis to serve as the Company's Acting Chief Financial Officer (and principal financial officer) and appointed Anthony Krick to serve as the Company's Chief Accounting Officer (and principal accounting officer). In connection with such appointments, the Company entered into its standard form of indemnification agreement for officers and directors with each of Ms. Janis and Mr. Krick on August 8, 2022. The indemnification agreements provide Ms. Janis and Mr. Krick with contractual rights to indemnification and, in some cases, expense advancement in any action or proceeding arising out of their respective services as one of the Company's officers or as a director or officer of any other company or enterprise to which he may provides services at the Company's request.
The foregoing is a summary description of certain terms of the indemnification agreements and, by its nature, is not complete. It is qualified in its entirety by reference to the Form of Indemnification Agreement which is filed as Exhibit 10.2 to this Form 10-Q, and is incorporated herein by reference.

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
10.1
Cooperation Agreement, dated April 25, 2022, by and among OptiNose, Inc. M. Kingdon Offshore Master Fund L.P., Velan Capital Partners LP and certain other affiliated investors listed therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-38241), as filed with the SEC on April 26, 2022).

10.2	*	Form of Indemnification Agreement.
10.3	*
Third Amendment, dated August 10, 2022, to the Note Purchase Agreement, dated September 12, 2019, among OptiNose US, Inc., OptiNose, Inc., OptiNose UK Limited and OptiNose AS, BioPharma Credit PLC, as collateral agent and the purchasers from time to time party thereto.

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.
32.1	**	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer.
32.2	**	Certification Pursuant to 18 U.S.C. Section 1350 of principal financial officer.
101.SCH		Inline XBRL Taxonomy Extension Schema Document.
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
        *    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTINOSE, INC.
Date:	August 11, 2022	By:	/s/ MICHELE JANIS
			Name:	Michele Janis
			Title:	Acting Chief Financial Officer
(Principal Financial Officer)

OPTINOSE, INC.
Date:	August 11, 2022	By:	/s/ ANTHONY J. KRICK
			Name:	Anthony J. Krick
			Title:	Chief Accounting Officer
(Principal Accounting Officer)