Form 10-Q
period 2022-09-30
OptiNose, Inc.
filed 2022-11-10
CIK 1494650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of the registrant's common stock outstanding at October 31, 2022 was 83,520,471 shares.

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
▪our plan to submit a supplemental new drug application for XHANCE to the U.S. Food and Drug Administration (FDA) in early 2023;
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
▪our expectation for XHANCE prescriptions to be impacted by the seasonality observed in the intranasal steroid (INS) market and the seasonal variation in patient visits with their doctor;
▪our expectation for XHANCE prescriptions and average net revenue per prescription to be adversely impacted by the annual resetting of patient healthcare insurance plan deductibles and changes in individual patients' healthcare insurance coverage, both of which often occur in January;
▪XHANCE demand trends including, among others, our believe that physician interest in prescribing XHANCE, and actual writing of XHANCE, continues to grow, but that payer constraints, especially for off-label indications, is decreasing the proportion of written prescriptions being filled;
▪our belief that the restrictions imposed on the logistics and frequency of territory managers' visits during the COVID-19 pandemic have now become permanent in some physician offices;
▪our expectation that the research and development costs associated with the conduct of our chronic sinusitis program will significantly decrease;
▪our expectation that our GAAP operating expenses in 2022 will be between $127.0 million and $131.0 million and that our non-cash stock-based compensation expense will be approximately $9.0 million;
▪our expectation that our GAAP operating expenses in 2023 will decrease materially when compared to 2022;
▪our expectation that XHANCE net product revenues for the full year of 2022 will be between $74.0 million and $78.0 million;
▪our expectation that the average net product revenue per prescription for XHANCE for the full year of 2022 will be approximately $220;
▪our ability to maintain compliance with the financial covenants and other provisions under our Note Purchase Agreement and, if required, our ability to obtain a waiver or modification of such covenants and the consequences of failing to do so;

▪our ability to obtain additional capital through equity or debt financings, partnerships, collaborations, or other sources;

▪our ability to continue as a going concern;

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

PART I

ITEM 1. FINANCIAL STATEMENTS
OptiNose, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$61,080	$110,502
Accounts receivable, net	26,616	35,449
Inventory	10,415	11,847
Prepaid expenses and other current assets	2,820	2,581
Total current assets	100,931	160,379
Property and equipment, net	901	1,347
Other assets	3,438	4,345
Total assets	$105,270	$166,071
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$8,403	$8,013
Accrued expenses and other current liabilities	41,285	51,222
Short term debt, net	128,107	—
Total current liabilities	177,795	59,235
Long-term debt, net	—	126,418
Other liabilities	891	2,190
Total liabilities	178,686	187,843
Stockholders' deficit:
Common stock, $0.001 par value; 200,000,000 shares authorized at September 30, 2022 and December 31, 2021; 83,520,471 and 82,238,900 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	84	82
Additional paid-in capital	596,329	588,288
Accumulated deficit	(669,745)	(610,061)
Accumulated other comprehensive loss	(84)	(81)
Total stockholders' deficit	(73,416)	(21,772)
Total liabilities and stockholders' deficit	$105,270	$166,071

See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2022 and 2021
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Net product revenues	$20,078	$21,826	$55,420	$51,143
Licensing revenues	—	—	—	1,000
Total revenues	20,078	21,826	55,420	52,143
Costs and expenses:
Cost of product sales	2,125	2,411	6,282	6,576
Research and development	3,267	6,654	12,339	20,058
Selling, general and administrative	25,486	25,801	84,339	80,293
Total operating expenses	30,878	34,866	102,960	106,927
Loss from operations	(10,800)	(13,040)	(47,540)	(54,784)
Other (income) expense:
Interest income	(48)	(9)	(218)	(42)
Interest expense	4,207	4,072	12,365	11,959
Foreign currency (gains) losses	(5)	14	(3)	38
Gain on sale of equipment	—	—	—	(67)
Net loss	$(14,954)	$(17,117)	$(59,684)	$(66,672)
Net loss per share of common stock, basic and diluted	$(0.18)	$(0.32)	$(0.72)	$(1.25)
Weighted average common shares outstanding, basic and diluted	83,320,704	53,334,669	82,846,868	53,151,730
See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Comprehensive Loss
For the Three and Nine Months Ended September 30, 2022 and 2021
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(14,954)	$(17,117)	$(59,684)	$(66,672)
Other comprehensive loss:
Foreign currency translation adjustment	—	2	(3)	4
Comprehensive loss	$(14,954)	$(17,115)	$(59,687)	$(66,668)
See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Changes in Stockholders' Deficit
(in thousands, except share data)

Nine Months Ended September 30, 2022
	Stockholders' Equity (Deficit)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2021	82,238,900	$82	$588,288	$(610,061)	$(81)	$(21,772)
Stock compensation expense	—	—	1,998	—	—	1,998
Vesting of restricted stock units	262,942	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	179,206	1	249	—	—	250
Foreign currency translation adjustment	—	—	—	—	(1)	(1)
Net loss	—	—	—	(25,333)	—	(25,333)
Balance at March 31, 2022	82,681,048	$83	$590,535	$(635,394)	$(82)	$(44,858)
Stock compensation expense	—	—	3,474	—	—	3,474
Vesting of restricted stock units and exercise of options	363,318	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	(2)	(2)
Net loss	—	—	—	(19,397)	—	(19,397)
Balance at June 30, 2022	83,044,366	$83	$594,009	$(654,791)	$(84)	$(60,783)
Stock compensation expense	—	—	1,917	—	—	1,917
Vesting of restricted stock units and exercise of options	267,967	—	98	—	—	98
Issuance of common stock under employee stock purchase plan	208,138	1	305	—	—	306
Foreign currency translation adjustment	—	—	—	—	—	—
Net loss	—	—	—	(14,954)	—	(14,954)
Balance at September 30, 2022	83,520,471	$84	$596,329	$(669,745)	$(84)	$(73,416)

Nine Months Ended September 30, 2021
	Stockholders' Equity (Deficit)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2020	52,945,865	$53	$534,585	$(527,765)	$(85)	$6,788
Stock compensation expense	—	—	2,596	—	—	2,596
Vesting of restricted stock units	166,709	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	2	2
Net loss	—	—	—	(26,053)	—	(26,053)
Balance at March 31, 2021	53,112,574	$53	$537,181	$(553,818)	$(83)	$(16,667)
Stock compensation expense	—	—	2,729	—	—	2,729
Vesting of restricted stock units	37,034	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	135,525	—	367	—	—	367
Foreign currency translation adjustment	—	—	—	—	—	—
Net loss	—	—	—	(23,502)	—	(23,502)
Balance at June 30, 2021	53,285,133	$53	$540,277	$(577,320)	$(83)	$(37,073)
Stock compensation expense	—	—	2,680	—	—	2,680
Vesting of restricted stock units	140,555	—	—	—	—	—
Exercise of common stock options	23,879	—	39	—	—	39
Foreign currency translation adjustment	—	—	—	—	2	2
Net loss	—	—	—	(17,117)	—	(17,117)
Balance at September 30, 2021	53,449,567	$53	$542,996	$(594,437)	$(81)	$(51,469)

See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2022 and 2021
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net loss	$(59,684)	$(66,672)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	400	478
Stock-based compensation	7,391	8,027
Amortization of debt discount and issuance costs	1,689	1,364
Gain on sale of property and equipment	—	(67)
Changes in operating assets and liabilities:
Accounts receivable	8,833	(695)
Prepaid expenses and other assets	1,215	1,416
Inventory	1,524	(4,049)
Accounts payable	395	1,188
Accrued expenses and other liabilities	(11,734)	(1,209)
Cash used in operating activities	(49,971)	(60,219)
Investing activities:
Purchases of property and equipment	(60)	(143)
Proceeds from sale of property and equipment	—	105
Cash used in investing activities	(60)	(38)
Financing activities:
Proceeds from the exercise of stock options	93	39
Proceeds from issuance of common stock under employee stock purchase plan	556	367
Cash paid for financing costs	—	(95)
Cash provided by financing activities	649	311
Effects of exchange rate changes on cash and cash equivalents	(12)	2
Net decrease in cash, cash equivalents and restricted cash	(49,394)	(59,944)
Cash, cash equivalents and restricted cash at beginning of period	110,515	144,179
Cash, cash equivalents and restricted cash at end of period	$61,121	$84,235
Supplemental disclosure of noncash activities:
Fixed asset purchases within accounts payable and accrued expenses	$4	$23
Recognition of right-of-use assets	$508	$157
Recognition of lease liabilities	$508	$157
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
2. Liquidity
Since inception, the Company's operations have focused on organization and staffing, business planning, raising capital, establishing an intellectual property portfolio, conducting preclinical studies and clinical trials, pursuing regulatory approvals and most recently, commercializing XHANCE in the US. As of September 30, 2022, the Company had cash and cash equivalents of $61,080. For the nine months ended September 30, 2022, the Company had a net loss of $59,684 and negative cash from operations of $49,971. As of September 30, 2022, the Company had an accumulated deficit of $669,745.
The Company is subject to a number of risks similar to other life sciences companies, including, but not limited to, successful discovery, development and commercialization of its products and product candidates, raising additional capital, the development by its competitors of new technological innovations, protection of proprietary technology and market acceptance of the Company's products.
The Company's continuation as a going concern is dependent on its ability to continue to maintain compliance with its covenants under that certain Note Purchase Agreement, dated as of September 12, 2019, as amended pursuant to that certain letter agreement dated as of August 13, 2020 and as further amended by certain amendments to the Note Purchase Agreement dated as of March 2, 2021, November 16, 2021, August 10, 2022 and November 9, 2022 (the Note Purchase Agreement) that the Company entered into with funds managed by Pharmakon Advisors, LP (Pharmakon), the investment manager of the BioPharma Credit Funds (BioPharma), including the minimum trailing twelve-month consolidated XHANCE net sales and royalties the Company is required to achieve each quarter and its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional capital through equity or debt financings, partnerships, collaborations, or other sources, as may be required. The Note Purchase Agreement includes events of default, in certain cases subject to customary periods to cure, following which Pharmakon may accelerate all amounts outstanding under the senior secured notes issued pursuant to the Note Purchase Agreement (Pharmakon Senior Secured Notes). The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.
On November 9, 2022, the Company entered into a Fourth Amendment to the Note Purchase Agreement (the Fourth Amendment). The Fourth Amendment provided a waiver of the minimum consolidated XHANCE net sales and royalties required to be achieved under the Note Purchase Agreement for the trailing twelve-month period ending September 30, 2022 and December 31, 2022 in exchange for a $1,300 fee due on the repayment of the Pharmakon Senior Secured Notes. The Company believes it is probable that it will not achieve the trailing twelve-month minimum consolidated XHANCE net sales and royalties thresholds that it is required to achieve under the Note Purchase Agreement for the periods ending March 31, 2023, June 30, 2023 and September 30, 2023, which

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

will constitute a default under the Note Purchase Agreement if the Company is unable to obtain a modification or waiver of such minimum consolidated XHANCE net sales and royalties thresholds. In addition, the Note Purchase Agreement contains financial covenants requiring the Company to maintain at all times a minimum of $30,000 of cash and cash equivalents. If the Company is unable to obtain additional capital or obtain a waiver or modification to this liquidity covenant, the Company believes that it is probable that it will not be able to maintain at least $30,000 of cash and cash equivalents for at least twelve-months following the filing of this Form 10-Q, which will constitute a default of the liquidity financial covenant under the Note Purchase Agreement. In the event of any one of the foregoing defaults, the holders of the Pharmakon Senior Secured Notes may declare an Event of Default under Note Purchase Agreement and may elect to accelerate the repayment of all unpaid principal, accrued interest and other amounts due under such holders’ Pharmakon Senior Secured Notes, which may require the Company to delay or curtail its operations until additional funding is received. These factors raise substantial doubt about the Company's ability to continue as a going concern. The terms of the Note Purchase Agreement and the Pharmakon Senior Secured Notes, including applicable covenants, are described in Note 8.
Additionally, the Company will likely require additional capital in the future secured through equity or debt financings, partnerships, collaborations, or other sources in order to meet its debt service obligations, including repayment, under the Pharmakon Senior Secured Notes, and to carry out the Company's planned development and commercial activities. If additional capital is not obtained when required, the Company may need to delay or curtail its operations until additional funding is received.
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
In the opinion of management, the accompanying unaudited interim financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the financial statements) considered necessary to present fairly the Company's financial position as of September 30, 2022 and its results of operations for the three and nine months ended September 30, 2022 and 2021 and cash flows for the nine months ended September 30, 2022 and 2021. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The unaudited interim financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2021 contained in the Company’s annual report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 8, 2022.
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
Customer and supplier concentration
The Company has exposure to credit risk in accounts receivable from sales of product. XHANCE is sold to wholesale pharmaceutical distributors and preferred pharmacy network (PPN) partners, who, in turn, sell XHANCE to pharmacies, hospitals and other customers. Five customers represented approximately 40% of the Company's accounts receivable at September 30, 2022 and five customers represented approximately 31% and 29% of the Company's net product sales for the three and nine months ended September 30, 2022.
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
Fair value of financial instruments
At September 30, 2022 and December 31, 2021, the Company's financial instruments included cash and cash equivalents, accounts receivable, grants receivable, accounts payable and accrued expenses. The carrying amounts reported in the Company's financial statements for these instruments approximate their respective fair values because of the short-term nature of these instruments. In addition, the Company believes that at September 30, 2022, the carrying value of long-term debt approximated fair value as the interest rates are reflective of the rate the Company could obtain on debt with similar terms and conditions. At September 30, 2022 and December 31, 2021, there were no financial assets or liabilities measured at fair value on a recurring basis.
Restricted cash
As of September 30, 2022 and December 31, 2021, the restricted cash balance included in prepaid expenses and other assets was $41 and $13, respectively.
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
Net income (loss) per common share
Basic net income (loss) per common share is determined by dividing net income (loss) applicable to Company common stock (Common Stock) holders by the weighted average common shares outstanding during the period. For the three and nine months ended September 30, 2022 and 2021, the outstanding Common Stock options, Restricted Stock units, Common Stock warrants and shares to be issued under the Company's 2017 Employee Stock Purchase Plan have been excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted net loss per share are the same.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)
Diluted net loss per common share for the periods presented do not reflect the following potential common shares, as the effect would be antidilutive:

	September 30,
	2022	2021
Stock options	9,581,947	7,928,817
Restricted stock units	1,871,021	2,013,934
Common stock warrants	2,500,000	810,357
Employee stock purchase plan	74,935	123,754
Total	14,027,903	10,876,862
Income taxes
In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the three and nine months ended September 30, 2022 and 2021, the Company recorded no tax expense or benefit due to the expected current year loss and its historical losses. As of September 30, 2022 and December 31, 2021, the Company concluded that a full valuation allowance would be necessary for all of its net deferred tax assets. The Company had no amounts recorded for uncertain tax positions, interest or penalties in the accompanying consolidated financial statements.

4. Inventory
Inventory consisted of the following:

	September 30, 2022	December 31, 2021
Raw materials	$1,894	$3,504
Work-in-process	5,610	4,816
Finished goods	2,911	3,527
Total inventory	$10,415	$11,847
Inventories are stated at the lower of cost or net realizable value, as determined on a first-in, first-out, basis.
5. Property and Equipment
Property and equipment, net, consisted of the following:

	September 30, 2022	December 31, 2021
Computer equipment and software	$1,203	$1,173
Furniture and fixtures	366	366
Machinery and equipment	3,061	3,367
Leasehold improvements	609	609
Construction in process	115	115
	5,354	5,630
Less: accumulated depreciation	(4,453)	(4,283)
	$901	$1,347
Depreciation expense was $144 and $153 for the three months ended September 30, 2022 and 2021, respectively. Depreciation expense was $399 and $476 for the nine months ended September 30, 2022 and 2021, respectively. In addition, depreciation expense of $667 and $17 was charged to inventory and prepaid expenses and other

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

assets, respectively, as of September 30, 2022, which represents depreciation expense related to equipment involved in the manufacturing process.
6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of:

	September 30, 2022	December 31, 2021
Accrued expenses:
Selling, general and administrative expenses	$5,842	$6,124
Research and development expenses	2,380	6,857
Payroll expenses	7,506	7,569
Product revenue allowances	21,018	26,521
Other	2,293	2,057
Total accrued expenses	39,039	49,128
Other current liabilities:
Lease liability	2,246	2,094
Total other current liabilities	2,246	2,094
Total accrued expenses and other current liabilities	$41,285	$51,222

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

8. Debt
On September 12, 2019 (the Closing Date), the Company entered into a Note Purchase Agreement (the Note Purchase Agreement) with funds managed by Pharmakon Advisors, LP (Pharmakon), the investment manager of BioPharma Credit Funds (BioPharma). The Note Purchase Agreement provided the Company with $130,000 in debt financing, of which $80,000 of senior secured notes (the Pharmakon Senior Secured Notes) was issued on the Closing Date, $30,000 was issued on February 13, 2020 after achieving the $9,000 consolidated XHANCE net sales and royalties threshold for the quarter ended December 31, 2019 and $20,000 was issued on December 1, 2020 after achieving the $14,500 consolidated XHANCE net sales and royalties threshold for the quarter ended September 30, 2020.
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

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

On November 9, 2022, the Company entered into a Fourth Amendment to the Note Purchase Agreement (the Fourth Amendment). The Fourth Amendment resulted in the waiver of the minimum consolidated XHANCE net sales and royalties required to be achieved under the Note Purchase Agreement for the trailing twelve-month period ending September 30, 2022 and December 31, 2022 in exchange for a $1,300 fee due upon repayment of the Pharmakon Senior Secured Notes.
The Pharmakon Senior Secured Notes bear interest at a fixed rate of 10.75% per annum and are currently scheduled to mature on September 12, 2024 (the Maturity Date). Principal repayments will commence on September 15, 2023, with five equal quarterly installments of principal and interest through the Maturity Date.
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
The Pharmakon Senior Secured Notes are secured by a pledge of substantially all of the assets of the Company and the Guarantors and the Note Purchase Agreement contains affirmative and negative covenants customary for financings of this type, including limitations on the Company’s and its subsidiaries’ ability, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, repay junior indebtedness and enter into affiliate transactions, in each case, subject to certain exceptions. In addition, the Note Purchase Agreement contains financial covenants requiring the Company to maintain at all times certain minimum trailing twelve-month consolidated XHANCE net sales and royalties, tested on a quarterly basis, and at least $30,000 of cash and cash equivalents. The Note Purchase Agreement also includes events of default customary for financings of this type, in certain cases subject to customary periods to cure, following which BioPharma may accelerate all amounts outstanding under the Pharmakon Senior Secured Notes.
The Company believes that it is probable that it will not achieve the trailing twelve-month minimum consolidated XHANCE net sales and royalties thresholds that it is required to achieve for the periods ending March 31, 2023, June 30, 2023, and September 30, 2023. Additionally, without additional financing, the Company believes that it is probable that it will not be able to maintain at least $30,000 of cash and cash equivalents for at least twelve-months following the filing of this Form 10-Q. As a result, in accordance with FASB Accounting Standards Codification 470, the Company has classified all outstanding principal and the payment of additional fees upon maturity as a current liability in the accompanying consolidated balance sheet as of September 30, 2022.
The Company recorded interest expense of $4,207 and $4,072 during the three months ended September 30, 2022 and 2021, respectively, and $12,365 and $11,959 during the nine months ended September 30, 2022 and 2021, respectively. Interest expense included total coupon interest and the amortization of debt issuance costs.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

The Pharmakon debt balance is comprised of the following:

	September 30, 2022	December 31, 2021
Face amount	$130,000	$130,000
Front end fees	(483)	(717)
Debt issuance costs	(3,490)	(4,165)
Back end fees	2,080	1,300
Debt, net	$128,107	$126,418

9. Employee Benefit Plans
For US employees, the Company maintains a defined contribution 401(k) retirement plan. As of September 30, 2022, $125 was recorded in accrued liabilities related to the Company match. The Company's contributions are made in cash.
For foreign employees, the Company maintains a defined contribution pension plan which meets the statutory requirements of the jurisdiction. The Company incurred costs related to the pension plan of $1 and $1 for the three months ended September 30, 2022 and 2021, respectively, and $4 and $5 for the nine months ended September 30, 2022 and 2021, respectively.

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
As of September 30, 2022, the Company had the following warrants outstanding to purchase shares of Common Stock:

Number of Shares	Exercise Price Per Share	Expiration Date
2,500,000	$1.60	November 18, 2024

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

11. Stock-based Compensation
The Company recorded stock-based compensation expense related to stock options and shares issued under the Company's 2010 Stock Incentive Plan and 2017 Employee Stock Purchase Plan (2017 Plan) in the following expense categories of its accompanying consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of product sales	$10	$20	$30	$38
Research and development	219	298	648	865
General and administrative	1,721	2,366	6,716	7,124
	$1,950	$2,684	$7,394	$8,027
In addition, stock-based compensation expense of $82 and $1 was capitalized to inventory and prepaid expenses and other assets, respectively, as of September 30, 2022, which represents the stock-based compensation expense incurred related to employees involved in the manufacturing process of finished goods and samples.
Stock Options
The Company issues stock-based awards pursuant to its 2010 Stock Incentive Plan. Effective as of October 12, 2017, the Company's 2010 Stock Incentive Plan was amended and restated (A&R Plan).The Company has issued service-based, performance-based, and market-based stock options that generally have a contractual life of up to 10 years and may be exercisable in cash or as otherwise determined by the Company's board of directors or committee thereof. Vesting generally occurs over a period of not greater than four years. Performance-based options may vest upon the achievement of certain milestones. As of September 30, 2022, all of the performance conditions related to performance-based stock options issued by the Company had been achieved. Market-based options may vest upon the achievement of certain market-based objectives relating to the trading price of the Company's Common Stock.
The following table summarizes the activity related to stock option grants to employees and non-employees for the nine months ended September 30, 2022:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life
Outstanding at December 31, 2021	7,958,781	$8.87	6.50
Granted	2,932,370	1.90
Exercised	(95,000)	2.18
Expired	(639,288)	10.08
Forfeited	(574,916)	3.72
Outstanding at September 30, 2022	9,581,947	$7.03	6.31
Exercisable at September 30, 2022	5,526,439	$10.19	4.98
Vested and expected to vest at September 30, 2022	8,688,917	$7.57	6.31

During the nine months ended September 30, 2022, stock options to purchase 2,932,370 shares of Common Stock were granted to employees and generally vest over four years. Included in the total stock options granted were market-based options to purchase 959,215 shares of Common Stock. The stock options, including the market-based options, had an estimated weighted average grant date fair value of $1.19. During the nine months ended September 30, 2021, stock options to purchase 1,615,696 shares of Common Stock were granted to employees

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

that generally vest over four years. The stock options had an estimated weighted average grant date fair value of $2.26.
The grant date fair value of each stock option grant, other than market-based stock option grants, was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

	Nine Months Ended September 30,
	2022	2021
Risk free interest rate	1.84%	1.00%
Expected term (in years)	6.08	6.08
Expected volatility	72.69%	74.18%
Annual dividend yield	0.00%	0.00%
Fair value of common stock	$1.92	$3.48
At September 30, 2022, the unrecognized compensation cost related to unvested stock options, other than market-based stock options, expected to vest was $5,439. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 2.17 years.
During the nine months ended September 30, 2022, market-based options to purchase 959,215 shares of Common Stock were granted to employees and generally become eligible to vest over four years, subject to the achievement of certain market-based objectives relating to the trading price of the Common Stock. Stock based compensation for these awards is recognized over the derived service period of approximately 2 years. The grant date fair value of each stock option grant, as well as the derived service period for these awards, was estimated at the time of grant using a Monte Carlo simulation based on the following assumptions:

Nine Months Ended September 30,
2022
Risk free rates of return	1.70%
Expected volatility	75.00%
Annual dividend yield	—%
During the nine months ended September 30, 2022, 297,677 market-based options vested upon the achievement of certain market-based objectives relating to the trading price of the Company's Common Stock.
Restricted Stock Units
The Company has issued service-based and performance-based restricted stock units (RSUs). Vesting generally occurs over a period not greater than four years. Vesting of the performance-based RSUs is subject to the achievement of certain milestones in connection with the Company's development programs.
The following table summarizes the activity related to RSUs granted to employees for the nine months ended September 30, 2022:

Shares
Outstanding at December 31, 2021	1,959,358
Granted	1,105,246
Vested and settled	(838,867)
Expired/forfeited/canceled	(354,716)
Outstanding at September 30, 2022	1,871,021
Expected to vest at September 30, 2022	1,871,021
During the nine months ended September 30, 2022, the Company granted 1,105,246 RSUs at a grant date fair value of $1.85, all of which were service-based RSUs. No performance-based RSUs were granted in 2022. As of September 30, 2022, one of the milestones associated with the previously granted performance based-RSUs was

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

achieved. As a result 248,830 RSUs vested on June 15, 2022. At September 30, 2022, the recognized compensation cost related to vested performance-based RSUs was $1,514. At September 30, 2022, the unrecognized compensation cost related to unvested service-based RSUs expected to vest was $4,214, to be recognized over an estimated weighted-average amortization period of 2.46 years. The unrecognized compensation cost related to unvested performance-based RSUs was $1,178, which will be recognized over the remaining service period.
Included in the table above are 60,000 RSUs granted outside the A&R Plan. The grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).
2017 Employee Stock Purchase Plan
Under the 2017 Plan, shares of Common Stock may be purchased by eligible employees who elect to participate in the 2017 Plan at 85% of the lower of the fair market value of Common Stock on the first or last day of designated offering periods. The Company recognized stock-based compensation expense of $53 and $65 during the three months ended September 30, 2022 and 2021, respectively, and $215 and $264 during the nine months ended September 30, 2022 and 2021, respectively, related to the 2017 Plan.
The Company calculated the fair value of each option grant and the shares issued under the 2017 Plan on the respective dates of grant using the following weighted average assumptions:

	Nine Months Ended September 30,
	2022	2021
Risk free interest rate	0.17%	0.07%
Expected term (in years)	0.5	0.5
Expected volatility	88.13%	65.43%
Annual dividend yield	0.00%	0.00%

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
We have completed two Phase 3b clinical trials of XHANCE for a follow-on indication for the treatment of chronic sinusitis. Positive top-line results from the trials were announced in March and June 2022. Based on the results of these trials, XHANCE has the potential to be the first drug therapy approved by the FDA for the treatment of chronic sinusitis. We plan to submit a supplemental new drug application for XHANCE to the U.S. Food and Drug Administration (FDA) in early 2023. Previously we expected to submit the supplemental new drug application by the end of 2022.
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
•Federal, state and local government requirements and guidances have impacted virtually all of the physicians' offices in which our territory managers detail XHANCE. These impacts include reduced patient visits, temporary halt of territory managers' visits, restrictions imposed on the logistics and frequency of territory managers' visits and temporary closings of physicians' offices. We believe the restrictions imposed on the logistics and frequency of territory managers' visits have now become permanent in some physician officers which is adversely impacting the effectiveness of our sales force.
•Although XHANCE prescriptions have grown since the start of the pandemic, the rate of growth was below our pre-pandemic expectations. The duration and magnitude of the impact of the COVID-19 pandemic on XHANCE prescriptions and XHANCE net revenue remains uncertain and it has and could in the future continue to affect our ability to remain in compliance with the financial covenant to achieve certain minimum trailing twelve month consolidated XHANCE net product sales and royalties and other covenants under that certain Note Purchase Agreement dated as of September 12, 2019 that we entered into with funds managed by Pharmakon Advisors, LP (Pharmakon), the investment manager of the BioPharma Credit

Funds (BioPharma), as amended pursuant to that certain letter agreement dated as of August 13, 2020, as further amended by that certain First Amendment to Note Purchase Agreement dated as of March 2, 2021, as further amended pursuant to that certain Second Amendment to Note Purchase Agreement dated as of November 16, 2021, as further amended pursuant to that certain Third Amendment dated as of August 10, 2022, and as further amended pursuant to that certain Fourth Amendment to Note Purchase Agreement dated as of November 9, 2022 (as so amended, the Note Purchase Agreement).
•We believe we are maintaining appropriate levels of finished product inventories in the event of future supply disruption; however, the duration and magnitude of a future negative impact from the COVID-19 pandemic could constrain our supply of XHANCE.
•For subjects participating in our two chronic sinusitis trials, procedures to facilitate ongoing treatment and capture of data during periods of in-person care restrictions were put in place. Pauses in patient enrollment due to factors related to the COVID-19 pandemic had varying effects in different geographies which resulted in delays and additional costs associated with our chronic sinusitis trials.
The full impact of the COVID-19 pandemic on our business is still unknown. It is likely to continue to have adverse impacts on XHANCE prescription growth and net revenues as a result of fewer patients visiting physician offices, the restrictions imposed on the logistics and frequency of territory managers' visits becoming permanent in some physician offices, changes in employment that can adversely affect availability of insurance coverage of XHANCE, our ability to maintain compliance with the financial and other covenants under the Note Purchase Agreement, and the availability and cost of capital for us to fund our business operations and service our debt. We will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to our operations as necessary.

XHANCE Business Update
We track and report metrics that we believe are an important part of assessing our progress in key strategic areas including:
•XHANCE Prescriptions and Market Share. Based on third-party prescription data as well as data from PPN partners, the total estimated number of XHANCE prescriptions in the third quarter of 2022 was 86,600, which represents 0.3% growth for prescriptions when compared to estimated third quarter 2021 prescriptions of 86,300. The INS prescription market increased 1% from third quarter 2021 to third quarter 2022 based on third-party prescription data. In addition, the total estimated number of XHANCE prescriptions was 93,700 in the fourth quarter of 2021, 80,600 in the first quarter of 2022, and 87,600 in the second quarter of 2022. The decrease of prescriptions from fourth quarter 2021 to first quarter 2022 was primarily driven by changes to our co-pay assistance program in January 2022 intended to increase average net revenue per prescription by decreasing the proportion of prescriptions filled by patients with insurance coverage that required co-pays above a target threshold as well as by seasonal factors as described below. In addition, the total estimated number of XHANCE prescriptions for the nine months ended September 30, 2022, was 254,700, which represents 5% growth for prescriptions when compared to prescriptions of 241,900 for the nine months ended September 30, 2021. The INS prescription market increased 4% from the nine months ended September 30, 2021 to the nine months ended September 30, 2022 based on third-party prescription data.
A seasonal effect has historically been observed in the INS prescription market in which market volume generally peaks near the middle of the second quarter and declines into the early part of the third quarter of each calendar year. Based on third-party prescription data, INS market prescriptions decreased 4% from fourth quarter 2020 to the first quarter of 2021, increased 14% from the first quarter of 2021 to the second quarter of 2021, decreased 4% from the second quarter of 2021 to the third quarter of 2021, increased 1% from the third quarter 2021 to the fourth quarter 2021, were flat from the fourth quarter of 2021 to the first quarter of 2022, increased 7% from the first quarter of 2022 to the second quarter 2022, and decreased 7% from the second quarter of 2022 to the third quarter 2022.
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
We believe market share, in addition to XHANCE prescription volume, provides important information regarding XHANCE utilization because market share normalizes XHANCE prescriptions for market effects including the INS market seasonality, seasonal variation in patient visits with their doctor, annual deductible resets and annual changes in individual patient's healthcare insurance coverage referenced above. Based on third-party prescription data as well as data from PPN partners, we estimate XHANCE had a market share in our current target audience of 21,000 physicians of 4.8% in the fourth quarter of 2020, 5.0% in the first quarter of 2021, 5.2% in the second quarter of 2021, 5.7% in the third quarter of 2021, 5.9% in the fourth quarter of 2021, 5.4% in the first quarter of 2022, 5.6% in the second quarter of 2022, and 5.7% in the third quarter of 2022. Note that most of the INS prescriptions written within our target physician audience are for chronic sinusitis, allergic rhinitis and other conditions outside of our nasal polyp indication. Our target physician audience is subject to revision each quarter to account for changes such as revised sales target prioritization, and physician retirements. Changes to the target physician audience can contribute to some of the quarter-over-quarter change in market share.
•XHANCE New Prescriptions and Refill Prescriptions. The underlying disease that we are treating is chronic and, as a result, many patients may fill multiple prescriptions per year. We monitor new prescriptions as they create the potential for future refill prescriptions. Based on third-party prescription data as well as data from PPN partners, the total estimated number of XHANCE new prescriptions in the third quarter of 2022 was 28,000, which represents 0.2% growth for new prescriptions when compared to estimated third quarter 2021 new prescriptions of 27,900. In addition, the total estimated number of XHANCE new prescriptions was 29,900 in the fourth quarter of 2021, 28,200 in the first quarter of 2022, and 29,200 in the second quarter of 2022. Based on third-party prescription data, the INS market for new prescriptions increased 1% from the third quarter of 2021 to the third quarter of 2022 and decreased 10% from the second quarter of 2022 to the third quarter of 2022. In addition, the total estimated number of XHANCE new prescriptions for the nine months ended September 30, 2022, was 85,400, which represents 3% growth for new prescriptions when compared to new prescriptions of 82,900 from the nine months ended September 30, 2021. The INS market for new prescriptions increased 8% for the nine months ended September 30, 2021 to the nine months ended September 30, 2022 based on third-party prescription data.
We track refill prescriptions and provide patient assistance to support refill programs that are administered by our PPN partners. Based on third-party prescription data as well as data from PPN partners, the total estimated number of XHANCE refill prescriptions in the third quarter of 2022 was 58,600, which represents 0.3% growth for refill prescriptions when compared to estimated second quarter 2021 refill prescriptions of 58,400. In addition, the total estimated number of XHANCE refill prescriptions was 63,800 in the fourth quarter of 2021, 52,400 in the first quarter of 2022, and 58,400 in the second quarter of 2022.
•Prescribing Breadth and Depth. We track the number of physicians who prescribe XHANCE in a time period to evaluate the breadth of prescribing. Based on third-party prescription data as well as data from PPN partners, the total estimated number of physicians who had at least one patient fill a prescription for XHANCE in the third quarter of 2022 was 7,892, which represents 10% growth when compared to the estimated 7,196 physicians who had at least one patient fill a prescription for XHANCE in the third quarter of 2021. In addition, the total estimated number of physicians who had at least one patient fill a prescription for XHANCE was 7,532 in the fourth quarter of 2021, 7,690 in the first quarter of 2022, and 7,851 in the second quarter of 2022.
We also track the number of prescriptions filled by a prescribing physician's patients in a time period to evaluate depth of prescribing. Based on third-party prescription data as well as data from PPN partners, the total estimated number of physicians who had more than 15 XHANCE prescriptions filled by their patients in the third quarter of 2022 was 1,491, which represents 2% growth when compared to the estimated 1,459 physicians who had more than 15 XHANCE prescriptions filled by their patients in the third quarter of 2021.

In addition, the total estimated number of physicians who had more than 15 XHANCE prescriptions filled by their patients was 1,589 in the fourth quarter of 2021, and 1,468 in the first quarter of 2022, and 1,500 in the second quarter of 2022.
•XHANCE Net Product Revenues per Prescription. We calculate average net product revenues per prescription, one metric that we use to gauge the profitability of XHANCE, by dividing net product revenues for the quarter by the estimated number of XHANCE prescriptions dispensed during the quarter. Average XHANCE net product revenues per prescription were $232 in the third quarter of 2022 which represents an approximately 8% decrease when compared to the $253 average XHANCE net product revenues per prescription in the third quarter of 2021. This decrease was primarily driven by a one-time refund of disputed rebates in third quarter of 2021. This decrease was partially offset by changes to our co-pay assistance program in January 2022 intended to increase average net revenue per prescription by decreasing the proportion of prescriptions filled by patients with insurance coverage that required co-pays above a target threshold. In addition, average XHANCE net revenues per prescription were $240 in the fourth quarter of 2021, $183 in the first quarter of 2022, and $235 in the second quarter of 2022. Average XHANCE net product revenues per prescription were $218 for the nine months ended September 30, 2022 which represents an approximately 3% increase when compared to the $211 average XHANCE net product revenues per prescription for the nine months ended September 30, 2021.
Sales, Marketing & Distribution
We have established a commercial infrastructure designed to drive adoption and sales of XHANCE with healthcare professionals who treat patients with nasal polyps. We believe that approximately 15,000 physicians treat an estimated 3.5 million chronic rhinosinusitis patients, an estimated 1.2 million of whom have chronic rhinosinusitis with nasal polyps.
•Customer Model.  We have a sales force of approximately 90 territory managers who target over 10,000 ENTs, allergists and “specialty-like” primary care physicians, and we target additional physicians through digital and non-personal promotion in areas where we do and do not have territory managers. Our sales team is equipped with educational materials demonstrating the benefit and safety profile of XHANCE. We believe the restrictions imposed on the logistics and frequency of territory managers' visits during the COVID-19 pandemic have now become permanent in some physician offices which is adversely impacting the effectiveness of our sales force. If we successfully obtain a follow-on indication for XHANCE for the treatment of chronic sinusitis, we may in the future increase the number of geographic territories as well as hire additional territory managers in order to increase the number of called-on target physicians and frequency of calls. In addition, we believe direct-to-consumer (DTC) advertising could be an effective way to increase XHANCE prescription growth in the future with a follow-on indication for chronic sinusitis.

•XHANCE Co-Pay Savings Program. We believe our co-pay savings program provides an affordability solution for patients that physicians support. This program provides patient co-pay assistance to eligible commercially insured patients. These patients may obtain XHANCE for as little as $0 out-of-pocket.

•Market Access.  Based on currently available third-party data and our internal analyses as of October 1, 2022, we believe that approximately 80% of commercially insured lives are currently in a plan that covers XHANCE. However, payors may change coverage levels for XHANCE, positively or negatively, at any time. Additionally, payors generally impose restrictions on access to or usage of XHANCE, such as by requiring prior authorizations or "step-edits". For example, insurers may require that a physician attest that they are treating a patient for an approved indication prior to becoming eligible for coverage for XHANCE. We estimate that approximately half of the commercially covered lives as of October 1, 2022 are in a plan that requires a prior authorization and most of those prior authorizations request information regarding prior use of INS and a patient diagnosis of nasal polyps. In some cases, patients do not meet the payors' utilization management criteria, and in other cases, healthcare providers may not complete the administrative process required to demonstrate or document that the patients for whom XHANCE has been prescribed meet the payors’ utilization management criteria (i.e., prior authorizations or step-edits) and, as a result, patients may not gain access to XHANCE treatment. In our contract negotiations with payors we seek to balance patient access and affordability, breadth of coverage, payor utilization management and rebates levels. We have also contracted with the Centers for Medicare and Medicaid Services for coverage of certain government insured lives and continue to expand XHANCE market access for other government-insured populations.

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
XHANCE Development
In addition to XHANCE’s existing indication for the treatment of nasal polyps, in order to broaden our U.S. market opportunity, we initiated a clinical trial program in pursuit of a follow-on indication for the treatment of chronic sinusitis in the U.S. We believe XHANCE has the potential to be the first drug therapy approved by the FDA for the treatment of chronic sinusitis. We expect the program will be comprised of two Phase 3b clinical trials, the first of which, ReOpen1, was initiated in the fourth quarter of 2018, completed enrollment of approximately 330 chronic sinusitis patients with and without nasal polyps in July of 2021. The second trial, ReOpen2, was initiated in the second quarter of 2019 and completed enrollment of approximately 220 chronic sinusitis patients without nasal polyps in October of 2021. We announced positive top-line results for ReOpen1 and ReOpen2 in March and June 2022, respectively. In September 2022, we met with the FDA to discuss our planned supplemental new drug application for XHANCE as a treatment for adults with chronic sinusitis and plan to submit the application to the FDA in early 2023.

ReOpen 1

Top-line results from ReOpen1 were summarized in our Form 10-Q for the quarterly period ended March 31, 2022, filed with the Securities and Exchange Commission on May 12, 2022.

ReOpen2

Top-line results from ReOpen2 and Pooled Results from the ReOpen Program were summarized in our Form 10-Q for the quarterly period ended June 30, 2022, filed with the Securities and Exchange Commission on August 11, 2022.

Financial Operations Overview
The following discussion sets forth certain components of our consolidated statements of operations as well as factors that impact those items.
Net product revenues
Sales of XHANCE generated $20.1 million and $21.8 million in net product revenues for the three months ended September 30, 2022 and 2021, respectively, and $55.4 million and $51.1 million for the nine months ended September 30, 2022 and 2021, respectively. In accordance with GAAP, we determine net product revenues for XHANCE, with specific assumptions for variable consideration components including but not limited to trade discounts and allowances, co-pay assistance programs and payor rebates.
Based on available XHANCE prescription data purchased from third parties and data from our PPN partners, who collectively dispensed more than 80% of our total prescriptions (TRxs) in the period, our average net product revenues per prescription for the third quarter of 2022 was $232, a decrease compared to average net product revenues per prescription of $253 in the third quarter of 2021. In addition, our average net product revenues per prescription for the nine months ended September 30, 2022 was $218, an increase compared to average net product revenues per prescription of $211 for the nine months ended September 30, 2021
The decrease in average net product revenues per prescription from the third quarter of 2021 to the third quarter of 2022 is primarily the result of a one-time refund of disputed rebates that occurred in the third quarter of 2021.

The increase in average net product revenues per prescription for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 is driven largely by changes in 2022 to our co-pay assistance program that were intended to increase revenues per prescription by decreasing the proportion of prescriptions filled by patients with insurance coverage that required co-pays above a target threshold. This is offset in part by an increase in the proportion of volumes attributable to government programs including Medicare and Medicaid which have a lower average net revenue per prescription than commercial insurance prescriptions because of higher rebates that we are required to pay under such government programs.
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
We expect full year 2022 net product revenues will be between $74.0 million and $78.0 million. Previously we expected full year 2022 net product revenues would be between $85.0 million and $92.0 million. We revised our full year 2022 guidance for net revenue because of an anticipated increase in XHANCE demand driven by the fall allergy season (which is the rebound that historically occurs in the INS prescription market after hitting its low in the early part of the third quarter), new promotional materials including exacerbation data from the ReOpen program and other commercial initiatives have not materialized through the date of filing of this report. As a result, we have removed the expectation of this additional XHANCE demand and the associated refills from our projections for the remainder of 2022. Although we believe that physician interest in prescribing XHANCE, and actual writing of XHANCE, continues to grow, we believe payer constraints, especially for off-label indications, is decreasing the proportion of written prescriptions being filled. We expect full year 2022 average net product revenues per prescription will be approximately $220. Previously we expected full year 2022 average net product revenues per prescription to be greater than $220.
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

Consolidated Results of Operations
Comparison of three months ended September 30, 2022 and 2021
The following table sets forth our selected consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended September 30,
	2022	2021
Revenues:
Net product revenues	$20,078	$21,826
Licensing revenues	—	—
Total revenues	20,078	21,826
Costs and expenses:
Cost of product sales	2,125	2,411
Research and development	3,267	6,654
Selling, general and administrative	25,486	25,801
Total operating expenses	30,878	34,866
Loss from operations	(10,800)	(13,040)
Other (income) expense:
Interest (income) expense	4,159	4,063
Other (income) expense	(5)	14
Total other (income) expense	4,154	4,077
Net loss	$(14,954)	$(17,117)
Net product revenues
Net product revenues related to sales of XHANCE were $20.1 million and $21.8 million for the three months ended September 30, 2022 and 2021, respectively. Revenue decrease is attributable primarily to a decrease in units sold to customers as well as a decrease in our average net selling price during the three months ended September 30, 2022.
Cost of product sales
Cost of product sales related to XHANCE were $2.1 million and $2.4 million for the three months ended September 30, 2022 and 2021, respectively.
Research and development expense
Research and development expense was $3.3 million and $6.7 million for the three months ended September 30, 2022 and 2021, respectively. This decrease was primarily attributable primarily to a decrease in costs related to the conduct of our clinical trials of XHANCE for the treatment of chronic sinusitis, both trials had top-line data readouts in 2022.
Selling, general and administrative expense
Selling, general and administrative expense was $25.5 million and $25.8 million for the three months ended September 30, 2022 and 2021, respectively. The $0.3 million decrease was due primarily to a $1.7 million decrease in payroll and related costs, offset by a $1.4 million increase in PPN fees and other marketing costs.
Interest (income) expense, net
Interest (income) expense, net, was $4.2 million and $4.1 million for the three months ended September 30, 2022 and 2021, respectively, which was primarily comprised of interest expense on the Pharmakon Senior Secured Notes during both periods.

Comparison of nine months ended September 30, 2022 and 2021
The following table sets forth our selected consolidated statements of operations data for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021
Revenues:
Net product revenues	$55,420	$51,143
Licensing revenues	—	1,000
Total revenues	55,420	52,143
Costs and expenses:
Cost of product sales	6,282	6,576
Research and development	12,339	20,058
Selling, general and administrative	84,339	80,293
Total operating expenses	102,960	106,927
Loss from operations	(47,540)	(54,784)
Other (income) expense:
Interest (income) expense	12,147	11,917
Other (income) expense	(3)	(29)
Total other (income) expense	12,144	11,888
Net loss	$(59,684)	$(66,672)
Net product revenues
Net product revenues related to sales of XHANCE were $55.4 million and $51.1 million for the nine months ended September 30, 2022 and 2021, respectively. Revenue growth is attributable primarily to an increase in our average net selling price during the nine months ended September 30, 2022.
Cost of product sales
Cost of product sales related to XHANCE were $6.3 million and $6.6 million for the nine months ended September 30, 2022 and 2021, respectively.
Research and development expense
Research and development expense was $12.3 million and $20.1 million for the nine months ended September 30, 2022 and 2021, respectively. The $7.8 million decrease was attributable primarily to a decrease in costs related to the conduct of our clinical trials of XHANCE for the treatment of chronic sinusitis, both trials had top-line data readouts in 2022.
Selling, general and administrative expense
Selling, general and administrative expense was $84.3 million and $80.3 million for the nine months ended September 30, 2022 and 2021, respectively. The $4.0 million increase was due primarily to:
▪a $1.8 million increase in other sales, marketing, consulting and other costs;
▪a $1.5 million increase in PPN fees and other patient assistance costs; and
▪a $0.7 million increase in payroll and related costs;
Interest (income) expense, net
Interest (income) expense, net, was $12.1 million and $11.9 million for the nine months ended September 30, 2022 and 2021, respectively, which was primarily comprised of interest expense on the Pharmakon Senior Secured Notes during both periods.

Liquidity and Capital Resources
Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. We incurred net losses of $59.7 million and $66.7 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $669.7 million. We have funded our operations primarily through the sale and issuance of stock and debt, as well as through sales of XHANCE and licensing revenues. As of September 30, 2022, we had $61.1 million in cash and cash equivalents.
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(49,971)	$(60,219)
Net cash used in investing activities	(60)	(38)
Net cash provided by financing activities	649	311
Effects of exchange rates on cash and cash equivalents	(12)	2
Net decrease in cash, cash equivalents and restricted cash	$(49,394)	$(59,944)
Operating activities
Cash used in operating activities decreased by $10.2 million, from $60.2 million for the nine months ended September 30, 2021 to $50.0 million for the nine months ended September 30, 2022. The decrease in cash used in operating activities was attributable to a decrease in net loss and a decrease in accounts receivable due to increased sales and collections for the nine months ended September 30, 2022.
Investing activities
Cash used in investing activities increased from the nine months ended September 30, 2021 to the nine months ended September 30, 2022 due to proceeds from the sale of equipment during the nine months ended September 30, 2021.
Financing activities
Cash provided by financing activities was $0.6 million and $0.3 million for the nine months ended September 30, 2022 and 2021, respectively. Cash used in financing activities for both periods was primarily driven by proceeds from the issuance of common stock under our employee stock purchase plan.
Senior Secured Note Purchase Agreement
On September 12, 2019 (the Closing Date), we entered into a Note Purchase Agreement with funds managed by Pharmakon Advisors, LP (Pharmakon), the investment manager of BioPharma Credit Funds (BioPharma). The Note Purchase Agreement, as amended, provided us, through our subsidiary OptiNose US, Inc., with $130.0 million in debt financing, of which $80.0 million of Pharmakon Senior Secured Notes was issued on the Closing Date, $30.0 million was issued on February 13, 2020 after achieving the $9.0 million consolidated XHANCE net sales and royalties threshold for the quarter ended December 31, 2019 and $20.0 million was issued on December 1, 2020 after achieving the $14.5 million consolidated XHANCE net sales and royalties threshold for the quarter ended September 30, 2020.
Amounts outstanding under the Pharmakon Senior Secured Notes bear interest at a fixed rate of 10.75% per annum and are scheduled to mature on September 12, 2024 (the Maturity Date). We are required to make interest-only payments on the Pharmakon Senior Secured Notes until September 2023. Principal repayments will commence on September 15, 2023, with five equal quarterly installments of principal and interest through to the Maturity Date. Upon repayment of the Senior Secured Notes we will also be required to pay $3.4 million in fees.
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
The Pharmakon Senior Secured Notes are secured by a pledge of substantially all of our assets and the Note Purchase Agreement contains affirmative and negative covenants customary for financings of this type, including limitations on our and our subsidiaries’ ability, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, repay junior indebtedness and enter into affiliate transactions, in each case, subject to certain exceptions. In addition, the Note Purchase Agreement contains financial covenants requiring us to maintain at least $30.0 million of cash and cash equivalents at all times and requiring us to achieve certain minimum trailing twelve-month consolidated XHANCE net sales and royalties, tested on a quarterly basis, as follows (in millions):

Trailing Twelve-Months Ending	Requirement under the Note Purchase Agreement After the Fourth Amendment
March 31, 2022	70.00
June 30, 2022	75.00
September 30, 2022	80.0 (waived)
December 31, 2022	85.0 (waived)
March 31, 2023	98.75
June 30, 2023	102.50
September 30, 2023	106.25
December 31, 2023	110.00
March 31, 2024	113.75
June 30, 2024	117.50
On August 10, 2022, we entered into a Third Amendment to the Note Purchase Agreement to reduce the minimum consolidated XHANCE net sales and royalties required to be achieved for the trailing twelve-month period ending December 31, 2022 from $90.0 million to $85.0 million in exchange for a $0.8 million fee due on the repayment of the Pharmakon Senior Secured Notes.
On November 9, 2022, we entered into a Fourth Amendment to the Note Purchase Agreement to obtain a waiver of the minimum consolidated XHANCE net sales and royalties required to be achieved for the trailing twelve-month period ending September 30, 2022 and December 31, 2022 in exchange for a $1.3 million fee due on the repayment of the Pharmakon Senior Secured Notes.
We believe that it is probable we will not achieve the trailing twelve-month minimum consolidated XHANCE net sales and royalties that we are required to achieve under the Note Purchase Agreement for the periods ending March 31, 2023, June 30, 2023, and September 30, 2023, which will constitute a default of this financial covenant under the Note Purchase Agreement if we are unable to obtain a modification or waiver of such minimum consolidated XHANCE net sales and royalties thresholds. Additionally, we believe it is probable that our existing cash and cash equivalents will not be sufficient to maintain at least $30,000 of cash and cash equivalents for at least twelve-months following the filing of this Form 10-Q, which will constitute a default of this liquidity financial covenant under the Note Purchase Agreement if we are unable to obtain additional capital or a modification or waiver of such covenant prior to falling below such $30,000 threshold. In the event that any one of the foregoing defaults were to occur, the holders of the Pharmakon Senior Secured Notes may declare an event of default under Note Purchase Agreement and may elect to accelerate the repayment of all unpaid principal, accrued interest and other amounts due under such holders’ Pharmakon Senior Secured Notes. As a result, in accordance with FASB Accounting Standards Codification 470, we have classified all outstanding principal and the payment of additional fees upon maturity as a current liability in the accompanying consolidated balance sheet as of September 30, 2022.
The Note Purchase Agreement also includes other events of default customary for debt financings of this type, in certain cases subject to customary periods to cure, following which BioPharma may accelerate all amounts outstanding under the Pharmakon Senior Secured Notes

Principal repayments will commence on September 15, 2023, with five equal quarterly installments of principal and interest through to the Maturity Date. Principal repayments may be accelerated upon an event of default as summarized above.
Projected 2022 operating expenses
We expect that our total GAAP operating expenses (consisting of selling, general & administrative expenses and research & development expenses) for 2022 will be between $127.0 million and $131.0 million of which approximately $9.0 million is expected to be stock-based compensation expense. As a result, total GAAP operating expenses excluding stock-based compensation expense are expected to be between $118.0 million and $122.0 million. Previously we expected total GAAP operating expenses for 2022 to be between $129.0 million and $134.0 million of which approximately $9.0 million was expected to be stock-based compensation expense. We expect operating expenses to remain relatively consistent from 2021 to 2022, primarily due to an expected decrease in research and development expenses as our clinical trial program in pursuit of a follow-on indication for XHANCE for the treatment of chronic sinusitis nears completion, which is expected to be offset by an increase in sales, marketing, and other patient assistance costs. In addition, we expect total GAAP operating expenses for 2023 to decrease materially when compared to 2022 operating expenses. Research and development expenses will decrease as a result of the chronic sinusitis clinical trial program concluding and we plan to reduce selling, general & administrative expenses through operational and promotional efficiencies while continuing to well position XHANCE for a CS launch, if approved.
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
▪the extent to which we in-license, acquire or otherwise partner in development or commercialization of other products, product candidates or technologies; and
▪our ability to maintain compliance with the financial covenants (including the requirement for us to achieve certain minimum trailing twelve-month consolidated XHANCE net sales and royalties thresholds and the requirement for us to maintain at least $30.0 million of cash and cash equivalents at all times) and the other provisions under the Note Purchase Agreement, and, if needed and available from the holders of the Pharmakon Senior Secured Notes, the costs and conditions associated with obtaining a waiver or modification of such covenants or other provisions.
As of September 30, 2022, we had $61.1 million in cash and cash equivalents. We will likely require additional capital in the near term in order to maintain compliance with the financial covenants and other terms under the Note Purchase Agreement and to meet the debt service obligations under our outstanding Pharmakon Senior Secured Notes and to continue to fund our operations.
Our continuation as a going concern is dependent on our ability to maintain compliance with the financial covenants and other terms under the Note Purchase Agreement, and our ability to generate sufficient cash flows from operations and/or obtain additional capital through equity or debt financings, partnerships, collaborations, or other sources to meet the debt service obligations under our outstanding Pharmakon Senior Secured Notes, including repayment, and to carry out our long-term business strategy.
On November 9, 2022, we entered into a Fourth Amendment to the Note Purchase Agreement to obtain a waiver of the minimum consolidated XHANCE net sales and royalties required to be achieved under the Note Purchase Agreement for the trailing twelve-month period ending September 30, 2022 and December 31, 2022 in exchange for a $1.3 million fee due on the repayment of the Pharmakon Senior Secured Notes. We believe it is probable that we will not achieve the trailing twelve-month minimum consolidated XHANCE net sales and royalties thresholds that we are required to achieve under the Note Purchase Agreement for the periods ending March 31, 2023, June 30, 2023 and September 30, 2023, which will constitute a default under the Note Purchase Agreement if we are unable to obtain a modification or waiver of such minimum consolidated XHANCE net sales and royalties thresholds. In addition, we believe that it is probable that our existing cash and cash equivalents will not be sufficient to maintain at least $30.0 million of cash and cash equivalents as required under the Note Purchase Agreement for at least twelve-months following the filing of this Form 10-Q, which will constitute a default of the liquidity financial covenant under the Note Purchase Agreement if we are unable to obtain additional capital or obtain a waiver or modification to this liquidity covenant prior to falling below such $30.0 million threshold. In the event of any one of the foregoing defaults were to occur, the holders of the Pharmakon Senior Secured Notes may declare an event of default under Note Purchase Agreement and may elect to accelerate the repayment of all unpaid principal, accrued interest and other amounts due under such holders’ Pharmakon Senior Secured Notes.
The holders of the Pharmakon Senior Secured Notes have, in the past, conditioned modifications to the minimum trailing twelve-month consolidated XHANCE net sales and royalties financial covenant and other provisions of the Note Purchase Agreement on our securing additional capital through equity financings and other conditions and fees, and could do so again in the future, which would impact the timing and amount of capital that we may seek to raise in a financing. There can be no guarantee that the holders of the Pharmakon Senior Secured Notes will provide a waiver or modification if requested. In addition, in order to complete future financings the investors in such financings may require us to obtain certain modifications to the minimum trailing twelve-month consolidated XHANCE net sales and royalties financial covenant, liquidity financial covenant and other provisions of the Note Purchase Agreement which may or may not be acceptable to the holders of the Pharmakon Senior Secured Notes.
If the holders of the Pharmakon Senior Secured Notes elect to accelerate the repayment of all unpaid principal, accrued interest and other amounts due under such holders’ Pharmakon Senior Secured Notes in connection with an event of default, our cash and cash equivalents and cash flows from operations may not be sufficient to fully repay our obligations under the Pharmakon Senior Secured Notes. In such an event, we would be required to delay or curtail our operations until we are able to obtain additional capital through equity or debt financings, partnerships, collaborations, or other sources which may not be available on a timely basis, on favorable terms, or at all, and such capital, if obtained, may not be sufficient to meet our payment obligations or enable us to continue to implement our long-term business strategy.

These factors raise substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than fair value for such assets and less than the value at which such assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment.
Absent a default and acceleration of the repayment of all unpaid principal, accrued interest and other amounts due under the Pharmakon Senior Secured Notes, principal repayments would commence on September 15, 2023, with five equal quarterly installments of principal and interest through the maturity date. If our cash and cash equivalents or cash flows from operations are not sufficient to satisfy our repayment obligations at such time, we will need to obtain additional capital through equity or debt financings, partnerships, collaborations, or other sources which may not be available on a timely basis, on favorable terms, or at all, and such capital, if obtained, may not be sufficient to meet our payment obligations or enable us to continue to implement our long-term business strategy.
Additionally, we eere, may never become profitable, or if we do, may not be able to sustain profitability on a recurring basis. If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition and results of operations could be materially adversely affected and we may need to delay or curtail our operations until such funding is received.
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

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2022, we had cash and cash equivalents of $61.1 million and have issued $130.0 million of senior secured notes (the Pharmakon Senior Secured Notes) under our Note Purchase Agreement with Pharmakon. Our accumulated deficit as of September 30, 2022 was $669.7 million. We have incurred significant net losses since inception and also expect to incur substantial losses in future periods. Our continuation as a going concern is dependent on our ability to maintain compliance with the financial covenants and other terms under the Note Purchase Agreement, and our ability to generate sufficient cash flows from operations and/or obtain additional capital through equity or debt financings, partnerships, collaborations, or other sources to meet the debt service obligations under our outstanding Pharmakon Senior Secured Notes, including repayment, and to carry out our planned development and commercial activities.

On November 9, 2022, we entered into a Fourth Amendment to the Note Purchase Agreement to obtain a waiver of the minimum consolidated XHANCE net sales and royalties required to be achieved under the Note Purchase Agreement for the trailing twelve-month period ending September 30, 2022 and December 31, 2022 in exchange for a $1.3 million fee due on the repayment of the Pharmakon Senior Secured Notes. We believe it is probable that we will not achieve the trailing twelve-month minimum consolidated XHANCE net sales and royalties thresholds that we are required to achieve under the Note Purchase Agreement for the periods ending March 31, 2023, June 30, 2023 and September 30, 2023, which will constitute a default under the Note Purchase Agreement if we are unable to obtain a modification or waiver of such minimum consolidated XHANCE net sales and royalties thresholds. In addition, the Note Purchase Agreement contains financial covenants requiring us to maintain at all times a minimum of $30.0 million of cash and cash equivalents. We believe that it is probably that our existing cash and cash equivalents will not be adequate to fund our operations and maintain at least $30.0 million of cash and cash equivalents as required under the Note Purchase Agreement for at least twelve-months following the filing of this Form 10-Q, which will constitute a default of the liquidity financial covenant under the Note Purchase Agreement if we are unable to obtain additional capital or obtain a waiver or modification to this liquidity covenant prior to falling below such $30.0 million threshold. In the event that any one of the foregoing defaults defaults were to occur, the holders of the Pharmakon Senior Secured Notes may declare an event of default under Note Purchase Agreement and may elect to accelerate the repayment of all unpaid principal, accrued interest and other amounts due under such holders’ Pharmakon Senior Secured Notes, which may require us to delay or curtail our operations until we are able to obtain additional capital which may not be available on a timely basis, on favorable terms, or at all, and such capital, if obtained, may not be sufficient to meet our payment obligations or enable us to continue to implement our long-term business strategy. In such an event, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. These factors raise substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the fair value for such assets or less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment. Additionally, future reports of our independent registered public accounting firm may contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our debt service obligations and business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all.

Our failure to comply with the covenants or other terms of the Note Purchase Agreement, including as a result of events beyond our control, could result in a default under the Note Purchase Agreement that could materially and adversely affect the ongoing viability of our business.

As of September 30, 2022, we have issued $130.0 million of senior secured notes (the Pharmakon Senior Secured Notes) under the Note Purchase Agreement. The Note Purchase Agreement contains various covenants that limit our ability to engage in specified types of transactions without our lenders’ prior consent, as well as financial covenants that require us to maintain at least $30.0 million of cash and cash equivalents in certain deposit accounts and require us to achieve certain minimum trailing twelve-month consolidated XHANCE net sales and royalties, tested on a quarterly basis.

Each holder of the Pharmakon Senior Secured Notes may elect to accelerate the repayment of all unpaid principal, accrued interest and other amounts due under such holders’ Pharmakon Senior Secured Notes upon consummation of a specified change of control transaction or occurrence of certain events of default (as specified in the Note Purchase Agreement), including, among other things:

•our default in a payment obligation under the Pharmakon Senior Secured Notes;

•our default of or failure to comply with the financial, restrictive and other covenants or other terms of the Note Purchase Agreement or Pharmakon Senior Secured Notes issued thereunder;

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

Subject to any applicable cure period set forth in the Note Purchase Agreement or Pharmakon Senior Secured Notes, the holders of the Pharmakon Senior Secured Notes may elect for all outstanding principal, accrued interest and other amounts due under the Pharmakon Senior Secured Notes (including applicable prepayment premiums, interest “make-whole” payments and fees) to become immediately due and payable upon an event of default and may elect a default interest rate of 13.75% to apply during such default.

The duration and magnitude of the negative impact from the COVID-19 pandemic on XHANCE net revenues has previously affected, and could affect in the future, our ability to meet the consolidated XHANCE net product sales and royalties threshold to remain in compliance with our financial covenants.

In addition, on November 9, 2022, we entered into a Fourth Amendment to the Note Purchase Agreement to obtain a waiver of the minimum consolidated XHANCE net sales and royalties required to be achieved under the Note Purchase Agreement for the trailing twelve-month period ending September 30, 2022 and December 31, 2022 in exchange for a $1.3 million fee due on the repayment of the Pharmakon Senior Secured Notes. We believe it is probable that we will not achieve the trailing twelve-month minimum consolidated XHANCE net sales and royalties thresholds that we are required to achieve under the Note Purchase Agreement for the periods ending March 31, 2023, June 30, 2023 and September 30, 2023, which will constitute a default under the Note Purchase Agreement if we are unable to obtain a modification or waiver of such minimum consolidated XHANCE net sales and royalties thresholds. We also believe that it is probable that our existing cash and cash equivalents will not be sufficient fund our operations and maintain at least $30.0 million of cash and cash equivalents as required under the Note Purchase Agreement for at least twelve-months following the filing of this Form 10-Q, which will constitute a default of the liquidity financial covenant under the Note Purchase Agreement if we are unable to obtain additional capital or obtain a waiver or modification to the liquidity covenant prior to falling below such $30.0 million threshold. In the event that any one of the foregoing defaults were to occur, the holders of the Pharmakon Senior Secured Notes may declare an event of default under Note Purchase Agreement and may elect to accelerate the repayment of all unpaid principal, accrued interest and other amounts due under such holders’ Pharmakon Senior Secured Notes.

If our assets or cash flows from operations are not sufficient to fully repay our obligations under the Pharmakon Senior Secured Notes, then we will be required to obtain additional capital through equity or debt financings, partnerships, collaborations, or other sources in order to meet such payment obligations, and to carry out our planned development and commercial activities. The holders of the Pharmakon Senior Secured Notes have, in the past, conditioned modifications to the minimum trailing twelve-month consolidated XHANCE net sales and royalties financial covenant and other provisions of the Note Purchase Agreement on our securing additional capital through equity financings and other conditions and fees, and could do so again in the future, which would impact the timing and amount of capital that we may seek to raise in a financing. There can be no guarantee that the holders of the Pharmakon Senior Secured Notes will provide a waiver or modification if requested. In addition, in order to complete future financings the investors in such financings may require us to obtain certain modifications to the minimum trailing twelve-month consolidated XHANCE net sales and royalties financial covenant, liquidity financial covenant and other provisions of the Note Purchase Agreement which may or may not be acceptable to the holders of the Pharmakon Senior Secured Notes.

Further, if we are unable to repay, refinance or restructure our obligations under the Pharmakon Senior Secured Notes, or obtain a waiver or modification to the financial covenants under the Note Purchase Agreement when needed, the holders of such Pharmakon Senior Secured Notes could proceed to protect and enforce their rights under the Pharmakon Senior Secured Notes by exercising such remedies (including foreclosure on the assets securing our obligations under the Pharmakon Senior Secured Notes and the Note Purchase Agreement) as are available to the holders thereunder and in respect thereof under applicable law, either by suit in equity or by action at law, or both, whether for specific performance of any covenant or other agreement contained in the Pharmakon Senior Secured Notes or Note Purchase Agreement or in aid of the exercise of any power granted in the Pharmakon Senior Secured Notes or Note Purchase Agreement. Any such action would materially and adversely affect the ongoing viability of our business.

ITEM 5. OTHER INFORMATION
On November 9, 2022, the Company and Pharmakon entered into a Fourth Amendment to the Note Purchase Agreement. The Fourth Amendment provided a waiver of the minimum consolidated XHANCE net sales and royalties required to be achieved under the Note Purchase Agreement for the trailing twelve-month period ending September 30, 2022 and December 31, 2022 in exchange for a $1,300 fee due upon repayment of the Pharmakon Senior Secured Notes.

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

3.2		Amended and Restated Bylaws of OptiNose, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-38241), as filed with the SEC on October 18, 2017).
10.1	*	Form of Indemnification Agreement.
10.2	*
Third Amendment, dated August 10, 2022, to the Note Purchase Agreement, dated September 12, 2019, among OptiNose US, Inc., OptiNose, Inc., OptiNose UK Limited and OptiNose AS, BioPharma Credit PLC, as collateral agent and the purchasers from time to time party thereto

10.3
Employment Agreement dated September 23, 2022 between OptiNose US, Inc. and Michele Janis (incorporated by reference to Exhibit 99.1 to the Company's Report on Form 8-K/A (File No. 001-38241), as filed with the SEC on September 27, 2022).

10.4
Employment Agreement dated September 23, 2022 between OptiNose US, Inc. and Anthony J. Krick (incorporated by reference to Exhibit 99.2 to the Company's Report on Form 8-K/A (File No. 001-38241), as filed with the SEC on September 27, 2022).

10.5
Amendment No. 2, dated September 20, 2022, to the Manufacturing Services Agreement, dated December 21, 2018, by and among OptiNose US, Inc. and Advance Mold & Manufacturing, Inc. d/b/a Vision Technical Molding (incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-38241), as filed with the SEC on September 23, 2022).

10.6	*
Fourth Amendment, dated November 9, 2022, to the Note Purchase Agreement, dated September 12, 2019, among OptiNose US, Inc., OptiNose Inc., OptiNose UK Limited and OptiNose AS, BioPharma Credit PLC, as collateral agent and the purchasers from time to time party thereto.

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

OPTINOSE, INC.
Date:	November 10, 2022	By:	/s/ MICHELE JANIS
			Name:	Michele Janis
			Title:	Acting Chief Financial Officer
(Principal Financial Officer)

OPTINOSE, INC.
Date:	November 10, 2022	By:	/s/ ANTHONY J. KRICK
			Name:	Anthony J. Krick
			Title:	Chief Accounting Officer
(Principal Accounting Officer)