Form 10-K
period 2022-12-31
OptiNose, Inc.
filed 2023-03-07
CIK 1494650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐   No ☒

As of June 30, 2022 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the registrant's common stock held by non-affiliates was approximately $201.7 million based on the last reported sale price of the registrant's common stock on the Nasdaq Global Select Market on June 30, 2022.

The number of shares of common stock outstanding at March 1, 2023 was 111,810,073 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2023 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K where indicated. Such definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the year ended December 31, 2022.

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
▪our expectation that the FDA will accept for filing the supplemental new drug application (sNDA) that we submitted in February 2023 for XHANCE for the treatment of chronic sinusitis, and our expectation that, assuming FDA acceptance of the sNDA submission and a standard review period, that the FDA target action date will be in December 2023;
▪the potential to expand into the primary care segment and our plans to seek a partner for such expansion;
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
▪our expectation for XHANCE prescriptions to be impacted by the seasonality observed in the INS market and the seasonal variation in patient visits with their doctor;
▪our expectation for XHANCE prescriptions and average net revenue per prescription to be adversely impacted by the annual resetting of patient healthcare insurance plan deductibles and changes in individual patients' healthcare insurance coverage, both of which often occur in January;
▪XHANCE prescription, net revenue, market share and other business trends;
▪the potential for increasing rates of enforcement of payor utilization management criteria to negatively impact XHANCE prescription volumes;
▪our belief that the restrictions imposed on the logistics and frequency of territory managers' visits during the COVID-19 pandemic have now become permanent in some physician offices;
▪our expectation that the research and development costs will significantly decrease in 2023 as compared to 2022;
▪our expectation that our operating expenses consisting of selling, general and administrative and research and development in 2023 will be between $90.0 million and $95.0 million and that our non-cash stock-based compensation expense will be approximately $8.0 million;
▪our expectation that XHANCE net product revenues for the full year of 2023 will be between $62.0 million and $68.0 million and our expectation that XHANCE net product revenues for the first quarter 2023 will be approximately $10.0 million;
▪our expectation that the average net product revenue per prescription for XHANCE for the full year of 2023 will be approximately $200;

▪our potential non-compliance with certain covenants of the A&R Note Purchase Agreement, and the consequences of failing to achieve compliance with such covenants or obtain a waiver or modification of such covenants;
▪our belief that our existing cash and cash equivalents will be sufficient to fund our operations and debt service obligations for approximately the next 12 months if we are able to maintain compliance with the financial and other covenants and terms of the A&R Note Purchase Agreement or obtain a waiver to or modification of such covenants;
▪our expectations and the accuracy of our estimates regarding our future expenses, revenue, capital requirements, potential sources of capital and consequences of failing to obtain additional capital;

▪our ability to continue as a going concern;

▪the rate and degree of market acceptance and market opportunity of XHANCE;
▪our ability to maintain regulatory approval of XHANCE;
▪our ability to attract collaborators with development, regulatory and commercialization expertise;
▪regulatory developments in the United States and foreign countries;
▪our ability to operate our business without infringing the intellectual property rights of others;
▪the scope and duration of patent protection and other barriers to entry that we expect to benefit XHANCE;
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
▪our expectations regarding our ability to obtain and adequately maintain sufficient intellectual property protection for XHANCE;
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

RISK FACTOR SUMMARY
The risk factors summarized below could materially harm our business, operating results and/or financial condition, impair our future prospects and/or cause the price of our common stock to decline. For more information, see “Item 1A. Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2022. Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, the following:
Risks Related to Our Financial Position and Capital Resources
•We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.
•We have incurred significant losses since our inception and anticipate that we will incur continued losses in the future. We may never achieve or maintain profitability, and will likely require additional capital to fund our operations.
•Our failure to comply with the covenants or other terms of the A&R Note Purchase Agreement, including as a result of events beyond our control, could result in a default under the A&R Note Purchase Agreement that could materially and adversely affect the ongoing viability of our business.
•The A&R Note Purchase Agreement contains restrictions that limit our flexibility in operating our business.
•Provisions of the Pharmakon Senior Secured Notes and the 2022 Warrants could impede a sale of the Company.
•The 2022 Warrants contain anti-dilution provisions that may result in the reduction of their exercise prices in the future.
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
•If the market opportunities for XHANCE are smaller than we believe, our revenue may be adversely affected.
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
Risks Related to Our Business Operations and Industry
•Our long-term growth depends on our ability to develop and commercialize additional ENT and allergy products.
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

MARKET, INDUSTRY AND OTHER DATA
This Annual Report on Form 10-K contains estimates, projections, market research and other information concerning our industry, our business, markets for XHANCE and the size of those markets, the prevalence of certain medical conditions, XHANCE market access, prescription data and other physician, patient and payor data. Unless otherwise expressly stated, we obtain this information from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources as well as from our own internal estimates and research and from publications, research, surveys and studies conducted by third parties on our behalf. Information that is based on estimates, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are reflected in this information. As a result, you are cautioned not to give undue weight to such information.

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

We completed two Phase 3b clinical trials of XHANCE for a follow-on indication for the treatment of chronic sinusitis. Positive top-line results from the trials (which we refer to as ReOpen1 and ReOpen2) were announced in March and

June 2022, respectively. In September 2022, we met with FDA to discuss our planned supplemental new drug application (sNDA) for XHANCE as a treatment for adults with chronic sinusitis and submitted the application in February 2023. Assuming the FDA's acceptance of the sNDA submission and a standard review period, we expect the FDA's target action date to be in December 2023. If the sNDA is approved, XHANCE has the potential to be the first drug therapy approved by the FDA for the treatment of chronic sinusitis.
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
Although the term chronic rhinosinusitis is often used in medical literature and medical practice, the FDA did not historically recognize chronic rhinosinusitis as an indication for drug development purposes. Instead, the FDA recognized chronic sinusitis and nasal polyps as indications for drug development purposes rather than the terminology chronic rhinosinusitis with or without nasal polyps. Recently, the FDA has approved drug products for the treatment of chronic rhinosinusitis with nasal polyps and issued a guidance document in November 2021 for clinical trial programs for nasal polyps in which it adopted the different terminology “treatment of chronic rhinosinusitis with nasal polyps” to replace the terminology “treatment of nasal polyps.” Subsequent to issuance of that guidance, FDA requested that previously approved labels for multiple drugs, including XHANCE, with an indication for “treatment of nasal polyps” be changed to reflect the new terminology, and accordingly the XHANCE indication was changed from “nasal polyps” to “chronic rhinosinusitis with nasal polyps.” This modification is the result of a change in terminology and was not based on new XHANCE clinical trial data. As a result of the FDA's evolving view on the terminology to be applied to what was historically labeled “chronic sinusitis” and “nasal polyps”, it is uncertain whether the phase 3 clinical trial program that we conducted for XHANCE will, if approved, result in an additional indication using the language “for the treatment of chronic sinusitis”, “for the treatment of chronic rhinosinusitis”, “for the treatment of chronic rhinosinusitis without nasal polyps”, or other similar language. It is our view that these variations in terminology are synonymous from a promotional perspective and that all are distinct from XHANCE's current indication. In this Annual Report on Form 10-K, we use the terms "chronic sinusitis" and "chronic rhinosinusitis without nasal polyps" as being synonymous.

Limitations of Therapies
Multiple clinical practice guidelines specify the use of INS early in the treatment algorithm for chronic rhinosinusitis with and without nasal polyps. Steroids are generally pharmacologically effective at treating inflammation. However, conventional INS, including nasal sprays and nasal aerosols, are topically-acting and unable to effectively and consistently place the steroids onto the primary site of inflammation and nasal polyp origin, high and deep in the nasal passages. These products deposit a majority of the drug in the front of the nose or on the floor of the nasal passages, reducing their effectiveness and leaving many patients without sufficient symptomatic relief. These recognized limitations cause some physicians to seek out alternative treatment regimens such as high-volume steroid nasal rinses. This approach, however, has not been well studied, is difficult to administer, can be costly and may risk systemic side effects. Physicians may also prescribe oral steroids on an episodic basis to patients who have not received sufficient symptomatic relief from INS. Oral steroids, which are often effective in reducing inflammation and nasal polyps, offer only temporary benefit and are limited by the risk of significant systemic side effects associated with both short- and long-term use. Additionally, in June 2019, December 2020, and July 2021, the FDA approved the first three monoclonal antibodies as add-on maintenance treatments (to an INS) in adult patients with inadequately controlled chronic rhinosinusitis with nasal polyposis, and other monoclonal antibodies are in development. The cost of currently approved monoclonal antibodies range from approximately $33,000 to $47,000 per year. We believe the high costs of these monoclonal antibodies, the need for subcutaneous injection or intravenous administration and the systemic nature of these treatments, which target components of the immune response, may limit the use by certain physicians and patients.
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
To support FDA approval of XHANCE as a treatment for nasal polyps, we conducted five clinical trials evaluating over 1,500 adult patients, including two randomized, double-blinded, placebo-controlled Phase 3 pivotal clinical trials in adults with nasal polyps and two supportive open-label Phase 3 clinical trials in adults with symptoms of chronic sinusitis with or without nasal polyps. In both Phase 3 pivotal clinical trials, patients treated with XHANCE experienced statistically significant reductions of both nasal congestion/obstruction symptoms and total polyp grade, which were the co-primary endpoints. Treatment benefits were also observed in all four defining symptoms of chronic rhinosinusitis, as well as in polyp elimination (reduction of polyp to grade 0), quality of life measures, need for sinus surgery based on study-defined criteria and patient global impression of change. In addition, the magnitude of improvement for patients treated by XHANCE in our Phase 3 pivotal clinical trials, as measured by the Sinonasal Outcome Test-22, a validated clinical outcome assessment, was comparable to the reported benefits in third-party studies of endoscopic sinus surgery (ESS) and balloon sinus dilation. In our supportive open-label Phase 3 clinical trials, which evaluated approximately 900 patients with symptoms of chronic sinusitis with and without nasal polyps for a period of up to one year, XHANCE was generally well tolerated and produced results on efficacy measures similar to those observed in our Phase 3 pivotal clinical trials. In these supportive trials, we observed comparable symptom improvements in patients with and without nasal polyps and continuing incremental polyp reduction and symptom improvement through 12 months. XHANCE had an adverse event profile generally comparable to the profile reported in similarly designed trials with conventional INS. The most common adverse reactions (incidence ≥ 3%) are epistaxis, nasal septal ulceration, nasopharyngitis, nasal mucosal erythema, nasal mucosal ulcerations, nasal congestion, acute sinusitis, nasal septal erythema, headache, and pharyngitis.

We believe XHANCE offers a cost-effective treatment solution to payors who are increasingly being asked to pay for multiple high-cost therapies for a variety of diseases priced at tens of thousands of dollars per year. As of January 1, 2023, the wholesale acquisition cost for XHANCE was $596.97. XHANCE is priced significantly higher than low cost generic INS and over-the-counter (OTC) INS products.
We expect XHANCE to be adopted by physicians at a natural point in the care pathway for use in patients with chronic rhinosinusitis with or without nasal polyps after treatment failure with cheaper generic or OTC traditional INS therapies but before they progress to costly surgical interventions and monoclonal antibodies. We estimate that sinus surgery costs on average $13,500 per procedure, and monoclonal antibodies cost approximately $33,000 to $47,000 per year based on the wholesale acquisition cost and recommended dosing for XOLAIR™ (omalizumab), NUCALA™ (mepolizumab), and DUPIXENT™ (dupilumab).
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
Intellectual Property and Barriers to Entry
XHANCE benefits from substantial intellectual property and other technical barriers to entry, including drug delivery complexities. Our XHANCE U.S. patent portfolio consists of 13 issued device and method of use patents expiring on various dates from 2023 through 2036 and three issued design patents expiring through 2030, as well as pending patent applications. The 13 issued device and method of use patents are published in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book.
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
Our Growth Strategy
Our goal is to become a leading specialty pharmaceutical company dedicated to developing proprietary products that become a part of the standard of care for diseases in the ENT and allergy segments. The key elements of our strategy are to:
•Continue to commercialize XHANCE in the ENT and allergy specialty segments in the U.S. We believe that approximately 15,000 targeted physicians treat an estimated 3.5 million chronic rhinosinusitis patients, an estimated 1.2 million of whom have chronic rhinosinusitis with nasal polyps. We have a sales force of approximately 77 territory managers who target approximately 7,000 ENT and allergy specialists and "specialty-like" primary care physicians.
▪Seek regulatory approval of XHANCE for the treatment of chronic sinusitis and expansion into the primary care segment to broaden our market opportunity. We completed two Phase 3b clinical trials in pursuit of a follow-on indication for XHANCE for the treatment of chronic sinusitis. We announced positive top-line results from these trials in March and June 2022 and believe XHANCE has the potential to be the first drug therapy approved by the FDA for the treatment of chronic sinusitis. In addition to increasing the number of patients for whom the product can be promoted within the currently targeted physician segment, we believe approval of the new indication by FDA could be a catalyst for us to enter into one or more collaborations to broaden the marketing of XHANCE to additional primary care physicians that we believe treat an additional estimated 6.25 million patients in the U.S. with chronic rhinosinusitis, an estimated two-thirds of whom have chronic sinusitis but do not have nasal polyps. In addition, at some point in the future, we, together with any potential partner secured for the primary care segment, intend to consider directing promotional resources to an additional estimated 20 million adult chronic rhinosinusitis sufferers who are not regularly under the care of physicians for this disease using programs such as direct-to-consumer and direct-to-patient promotion.
▪Seek additional development candidates or approved therapies focused on the ENT and allergy specialty segments. We continue to evaluate strategic licensing, acquisition, development and commercial partnerships. These targeted opportunities could increase our growth and leverage our existing infrastructure and capabilities.
▪Explore business development activities for the EDS outside of the ENT and allergy segments. We evaluate potential opportunities for additional uses of the EDS to support development and commercialization outside of ENT and allergy. We currently have two agreements in place that include an out-license of the EDS and related technology. In January 2019, OptiNose AS, our wholly-owned subsidiary, completed a licensing agreement with Inexia Limited (now Orexia Therapeutics, a subsidiary of Centessa Pharmaceuticals, a novel asset-centric pharmaceutical company) (the Centessa License Agreement). Pursuant to the terms of the Centessa License Agreement, we granted Orexia an exclusive license to the EDS and related intellectual property for the research, development and commercialization of products containing orexin receptor agonist and/or orexin receptor positive modulator molecules. In September 2019, OptiNose AS, entered into a licensing agreement (Currax License Agreement) with Currax Pharmaceuticals LLC (Currax) whereby we granted Currax an exclusive license to certain OptiNose patents and a non-exclusive license to certain OptiNose know-how related to Onzetra® Xsail® (sumatriptan nasal powder) in the U.S., Canada and Mexico.
▪Expand XHANCE into international markets. We intend to remain opportunistic in pursuit of select international opportunities in order to maximize the commercial potential and the availability of XHANCE to patients.
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
Current Therapies
▪Intranasal Steroids. Multiple published clinical practice guidelines generally recommend topically-acting INS as the first line of prescription therapy for the treatment of CRS with and without polyps. As a result, physicians typically prescribe INS nasal sprays or nasal aerosols despite the fact that there are no FDA-approved products for the treatment of CRSsNP. Therefore, the majority of chronic rhinosinusitis sufferers being treated have tried INS. We estimate that physicians in the U.S. prescribe approximately 17 million INS prescriptions each year for the treatment of chronic rhinosinusitis, which includes, among other INS products, a generic fluticasone propionate nasal spray. The only other branded INS to receive an indication for the treatment of nasal polyps is Nasonex™, which was marketed by Merck & Co., Inc. before being removed from the prescription market but is available over-the-counter without a prescription for other indications. Generic versions of Nasonex™, mometasone furoate monohydrate, remain available as prescription drugs. Physicians not only prescribe INS as a standalone therapy, but also typically prescribe INS following sinus surgery as some third-party clinical trials suggest that INS treatment can improve symptoms and delay symptom recurrence. In lieu of prescription INS nasal sprays, physicians may recommend use of over-the-counter INS nasal sprays including over-the-counter products containing fluticasone propionate and mometasone furoate monohydrate.

▪Oral steroids. Physicians may prescribe oral steroids on an episodic basis to patients who have not received sufficient symptomatic relief from INS. Oral steroids are often effective at treating the underlying inflammation associated with the disease and reducing postoperative scarring, but the benefit is temporary. As inflammation returns, many patients resume INS therapy.
▪Monoclonal antibodies. In June 2019, the FDA approved DUPIXENT™ as an add-on (to an INS) maintenance treatment in adult patients with inadequately controlled chronic rhinosinusitis with nasal polyposis. In November 2020, the FDA approved XOLAIR™ add-on maintenance treatment of nasal polyps in adult patients with inadequate response to nasal corticosteroids. In July 2021, the FDA approved NUCALA™ add-on maintenance treatment of chronic rhinosinusitis with nasal polyps in adult patients with inadequate response to nasal corticosteroids. In addition, these monoclonal antibodies are being, or are expected to be, studied as potential treatments for patients with chronic rhinosinusitis without nasal polyps.
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
▪Treatment with monoclonal antibodies is costly, difficult to administer and may have negative side effects. The current FDA-approved monoclonal antibodies for the treatment of nasal polyps cost approximately $33,000 to $47,000 per year. Monoclonal antibodies also require subcutaneous injections or intravenous administration. We believe the systemic nature of these treatments, which target components of the immune response, may result in more adverse side effects than treatments with topically-acting steroids.
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

In September 2017, the FDA approved our NDA for XHANCE for the treatment of nasal polyps in patients 18 years of age or older. In January 2023, the indication statement for XHANCE was changed from “for the treatment of nasal polyps” to “for the treatment of chronic rhinosinusitis with nasal polyps” to reflect current FDA labeling terminology and not based on new XHANCE clinical data.
In March and June 2022, we announced positive top line results from our two Phase 3b clinical trials in of XHANCE for a follow-on indication for the treatment of chronic sinusitis. In February 2023, we submitted a prior approval efficacy supplement (sNDA) to support the approval of a new indication for XHANCE for the treatment of chronic sinusitis. Assuming the FDA's acceptance of the sNDA submission and a standard review period, we expect the FDA's target action date to be in December 2023. If the sNDA is approved, XHANCE has the potential to be the first drug therapy approved by the FDA for the treatment of chronic sinusitis.
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
Our Pipeline
XHANCE for Chronic Sinusitis
In addition to XHANCE’s existing indication for the treatment of nasal polyps, in order to broaden our U.S. market opportunity, we conducted a clinical trial program in pursuit of a follow-on indication for the treatment of CS in the U.S. We announced positive top-line results from the clinical trials in March and June 2022 and submitted a supplemental new drug application (sNDA) in February 2023. Assuming the FDA's acceptance of the sNDA submission and a standard review period, we expect the FDA's target action date to be in December 2023. If the sNDA is approved, XHANCE has the potential to be the first drug therapy approved by the FDA for the treatment of chronic sinusitis.
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
EDS Technology
We opportunistically evaluate opportunities to develop product candidates using the EDS and related technologies for indications and markets outside of our ENT and allergy focus through business development and partnering activities.Although our current focus is to prioritize the successful commercialization of XHANCE for the ENT and allergy specialty segment and the pursuit of FDA approval of XHANCE for the treatment of chronic sinusitis, we may apply or out-license the EDS and related technology to other product candidates across a broad range of disease areas. For example, by placing drug high and deep in the nose, in regions where cranial nerves connect directly with the brain, we believe it may be possible to deliver medications directly into the brain and avoid the difficulties of getting drug past the blood-brain barrier. This may enable treatment of brain diseases using small or large molecules that otherwise do not readily enter the nervous system.
Sales and Marketing
We have established a commercial infrastructure designed to drive adoption and sales of XHANCE with healthcare professionals who treat patients with nasal polyps. We believe that approximately 15,000 physicians treat an estimated 3.5 million chronic rhinosinusitis patients, an estimated 1.2 million of whom have chronic rhinosinusitis with nasal polyps.
Customer Model. At the start of 2022 we had a sales force of approximately 90 territory managers who targeted over 10,000 ENTs, allergists and “specialty-like” primary care physicians. At the end of 2022 we had reduced the size of our sales force to approximately 77 territory managers, as part of actions intended to reduce our operating expenses, who target approximately 7,000 ENTs, allergists and “specialty-like” primary care physicians. In addition to in-person promotion by our territory managers we target additional physicians through digital and non-personal promotion in areas where we do and do not have territory managers.
Our sales team is equipped with educational materials demonstrating the benefit and safety profile of XHANCE. In the future, particularly after receipt of a potential future new indication for the treatment of chronic sinusitis, we may increase the number of geographic territories as well as hire additional territory managers in order to increase the number of called-on target physicians and frequency of calls. We believe that in the long term, direct to consumer (DTC) advertising could be an effective way to increase XHANCE prescription growth.

XHANCE Co-Pay Savings Program. We believe our co-pay savings program provides an affordability solution for patients that physicians will support. This program provides patient co-pay assistance to eligible commercially insured patients. These patients may obtain XHANCE for as little as $0 out-of-pocket.

Market Access. Based on currently available third-party data and our internal analyses as of December 31, 2022, we believe that approximately 80% of commercially insured lives are currently in a plan that covers XHANCE. However, payors may change coverage levels for XHANCE, positively or negatively, at any time. Additionally, payors generally impose restrictions on access to or usage of XHANCE, such as by requiring prior authorizations or "step-edits". For example, insurers may require that a physician attest that they are treating a patient for an approved indication prior to becoming eligible for coverage for XHANCE. Approximately half of the commercially covered lives as of December 31, 2022 are in a plan that requires a prior authorization and most of those prior authorizations request information regarding prior use of INS and patient diagnosis. In some cases, patients do not meet the payors' utilization management criteria, and in other cases, healthcare providers may not complete the administrative process required to demonstrate or document that the patients for whom XHANCE has been prescribed meet the payors’ utilization management criteria (i.e., prior authorizations or step-edits) and, as a result, patients may not gain access to XHANCE treatment. In our contract negotiations with payors we seek to balance patient access and affordability, breadth of coverage, payor utilization management and rebates levels. We have also contracted with the Centers for Medicare and Medicaid Services for coverage of certain government insured lives and continue to expand XHANCE market access for other government-insured populations.
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
Customers
Approximately 81% of our XHANCE net revenues during the fiscal year ended December 31, 2022 were to PPN partners. The three leading PPNs accounted for approximately 22% of our XHANCE net revenues. Additionally, approximately 19% of our XHANCE net revenues during the fiscal year ended December 31, 2022 were to the three largest wholesale pharmaceutical distributors, Cardinal Health, McKesson Corporation, and AmerisourceBergen Drug Corporation.
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
We have entered into the following key supply agreements for the commercial manufacture and supply of XHANCE:
▪A supply agreement with Hovione Inter Ltd for the supply of fluticasone propionate, the active pharmaceutical ingredient included in the liquid suspension formulation. This agreement terminates in

March 2023, although we are currently in discussions to enter into an extension of the term. We have also been actively pursuing a second source for supply that we anticipate will be online in early 2024. In the event we cannot reach an agreement on an extension, we have existing materials on hand to support production through 2023, and the ability to spot purchase to bridge to a new supplier.
▪A manufacture and supply agreement with Contract Pharmaceuticals Limited Canada (CPL) for the formulation and assembly of the finished drug product during the fill/pack operation. This agreement was amended and renewed in February 2021 and now terminates on December 31, 2024, subject to earlier termination or extension in accordance with the terms of the agreement.
•A manufacturing services agreement with Advance Mold & Manufacturing, Inc. for the manufacture of the liquid delivery sub-assembly, which consists of injection molded parts and other purchased components. The agreement expires in October 2023 (subject to earlier termination or extension in accordance with its terms) but will automatically renew for successive one-year terms unless either party provides at least ninety days prior written notice to the other that it does not intend to renew the agreement.

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
The only other branded INS to receive an indication for the treatment of nasal polyps is Nasonex™, which was marketed by Merck & Co., Inc. before being removed from the prescription market but is available over-the-counter without a prescription for other treatment indications. Generic versions of Nasonex™, mometasone furoate monohydrate, were first approved by the FDA for, among other indications, the treatment of nasal polyps and launched in 2016 and remain available by prescription. Also, Beconase AQ™, which is an INS marketed by GlaxoSmithKline, is indicated for the prophylaxis of nasal polyps after surgical resection. In addition, SINUVA™ is a commercially available corticosteroid-eluting implant indicated for the treatment of nasal polyps in adult patients who have had ethmoid sinus surgery that can be placed in the ethmoid sinus under endoscopic visualization for up to 90 days. In the SINUVA™ clinical studies, patients were advised to use INS and sinus rinses for the duration of the study. Also, Lyra Therapeutics is developing corticosteroid-eluting implants as potential treatment for patients with chronic rhinosinusitis.
There are no products approved for the treatment of chronic sinusitis without nasal polyps. There are two categories of INS: first-generation INS products, which include Rhinocort™, Nasacort AQ™ and Qnasl™; and second-generation INS products, which include Flonase™, Veramyst™, Omnaris™ and Zetonna™. The primary difference between first- and second-generation INS products is that first-generation INS are absorbed into the blood to a greater extent than second-generation INS, with systemic bioavailability ranging from 10% to 50% compared to a systemic bioavailability with fluticasone propionate, a second-generation INS, of less than 2%. Many of the most widely-prescribed INS products are available in generic form and some, such as Flonase™ (which contains fluticasone propionate the same active pharmaceutical ingredient as XHANCE), Nasonex (which contains mometasone furoate monohydrate) and other products containing fluticasone propionate and mometasone furoate monohydrate, are available over-the-counter without a prescription at prices generally ranging from approximately $15-30 per month supply.

Several companies have developed or are currently developing monoclonal antibodies for the treatment of nasal polyps. These monoclonal antibodies, which inhibit specific pathways of inflammation present in nasal polyps, include benralizumab, DUPIXENT™, XOLAIR™, and NUCALA™. In June 2019, the FDA approved DUPIXENT™ as an add-on (to an INS) maintenance treatment in adult patients with inadequately controlled chronic rhinosinusitis with nasal polyposis. In November 2020, the FDA approved XOLAIR™ as an add-on maintenance treatment of nasal polyps in adult patients with inadequate response to nasal corticosteroids. In July 2021, the FDA approved NUCALA™ as an add-on maintenance treatment of chronic rhinosinusitis with nasal polyps in adult patients with inadequate response to nasal corticosteroids. In addition these monoclonal antibodies are being, or are expected to be, studied as potential treatments for patients with chronic rhinosinusitis without nasal polyps. Monoclonal antibodies could represent significant competition for XHANCE.
Seasonality
A seasonal effect has historically been observed in the INS prescription market in which market volume generally peaks near the middle of the second quarter and declines into the early part of the third quarter of each calendar year. Based on third-party prescription data, INS market prescriptions decreased 4% from the fourth quarter of 2020 to the first quarter of 2021, increased 14% from the first quarter of 2021 to the second quarter of 2021, decreased 4% from the second quarter of 2021 to the third quarter of 2021, increased 1% from the third quarter of 2021 to the fourth quarter of 2021, were flat from the fourth quarter of 2021 to the first quarter of 2022, increased 7% from the first quarter of 2022 to the second quarter of 2022, decreased 7% from the second quarter of 2022 to the third quarter of 2022, and increased 4% from the third quarter of 2022 to the fourth quarter of 2022.
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
Additionally, as we experienced in 2021 and 2022, we expect that the first quarter prescription demand and average net revenue per prescription for XHANCE will be adversely impacted in 2023 and future years by the annual resetting of patient healthcare insurance plan deductibles and changes in individual patients' healthcare insurance coverage, both of which often occur in January.
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

Chronic Sinusitis Program
In addition to XHANCE’s existing indication for the treatment of nasal polyps, in order to broaden our U.S. market opportunity, we conducted a clinical trial program in pursuit of a follow-on indication for the treatment of chronic sinusitis in the U.S. We believe XHANCE has the potential to be the first drug therapy approved by the FDA for the treatment of chronic sinusitis. We announced positive top-line results for ReOpen1 and ReOpen2 in March and

June 2022, respectively. In September 2022, we met with the FDA to discuss our planned sNDA for XHANCE as a treatment for adults with chronic sinusitis and submitted the sNDA in February 2023.

ReOpen1
Re-Open1 was a randomized double-blinded, placebo controlled Phase 3 clinical trial examining the safety and efficacy of XHANCE versus a placebo EDS in adults with chronic sinusitis with or without nasal polyps. ReOpen1 served as one of two pivotal clinical trials we submitted to the FDA with our sNDA in February 2023 for XHANCE for the treatment of adults with chronic sinusitis. This clinical trial was conducted in the United States, Canada, Sweden, Poland, Bulgaria, The Republic of Georgia and Russia.
Top-line results from ReOpen1 are summarized below.

Study Design

The clinical trial included a single-blind EDS-placebo lead-in and an EDS-placebo control group, a multi-center, multi-national study population to increase generalizability and an assessment of the safety and efficacy of multiple doses (186 or 372 mcg twice daily) over a 24-week period. A total of 332 adult subjects were enrolled in this study.

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

				Difference from Placebo EDS
Treatment	n	Baseline Score (Standard Deviation)	Mean (Standard Error) Change from Baseline	Mean	95% confidence interval	P-value (1)
Change in CSS from Baseline to Week 4
XHANCE 372 mcg	107	5.48 (1.83)	-1.60 (0.16)	-0.98	-1.43, -0.54	<0.001
XHANCE 186 mcg	110	5.42 (1.81)	-1.58 (0.16)	-0.97	-1.41, -0.52	<0.001
Placebo EDS	110	5.77 (1.78)	-0.62 (0.16)	-	-	-

Change in APOV in the Ethmoid and Maxillary Sinuses from Baseline to Week 24
XHANCE 372 mcg	107	68.95 (18.84)	-6.20 (1.41)	-4.59	-8.41, -0.78	0.018
XHANCE 186 mcg	110	68.88 (19.51)	-5.58 (1.44)	-3.98	-7.86, -0.09	0.045
Placebo EDS	110	68.94 (20.33)	-1.60 (1.42)	-	-	-
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

ReOpen2

ReOpen2 was a randomized double-blinded, placebo controlled Phase 3 clinical trial examining the safety and efficacy of XHANCE versus a placebo EDS in adults with chronic sinusitis without nasal polyps. ReOpen2 served as the second of two pivotal clinical trials we submitted to the FDA with our sNDA in February 2023 for XHANCE for the treatment of adults with chronic sinusitis. This clinical trial was conducted in the United States, Australia, Bulgaria, Czechia, New Zealand, Poland, Romania, Spain, The Republic of Georgia and the United Kingdom.

Top-line results from ReOpen2 are summarized below.

Study Design

The clinical trial included a single-blind EDS-placebo lead-in and an EDS-placebo control group, a multi-center, multi-national study population to increase generalizability and an assessment of the safety and efficacy of multiple doses (186 or 372 mcg twice daily) over a 24-week period. A total of 222 adult subjects were enrolled in this study.

	Placebo EDS (N=110)	OPN-375 186 µg (N=110)	OPN-375 372 µg (N=107)
Full Analysis Set	75	72	73
Completed Study	69	70	71
Subjects Discontinuing Early	6	3	3

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

				Difference from Placebo EDS
Treatment	n	Baseline Score (Standard Deviation)	Mean (Standard Error) Change from Baseline	Mean	95% confidence interval	P-value (1)
Change in CSS from Baseline to Week 4
XHANCE 372 mcg	73	5.97 (1.59)	-1.74 (0.20)	-0.93	-1.49, -0.37	0.001
XHANCE 186 mcg	72	5.87 (1.48)	-1.54 (0.20)	-0.73	-1.29, -0.17	0.011
Placebo EDS	75	6.15 (1.77)	-0.81 (0.20)	-	-	-
Change in APOV in the Ethmoid and Maxillary Sinuses from Baseline to Week 24
XHANCE 372 mcg	73	61.50 (18.46)	-5.14 (1.74)	-6.33	-11.08, -1.58	0.009

XHANCE 186 mcg	72	60.51 (19.37)	-7.00 (1.73)	-8.19	-12.93, -3.45	<0.001
Placebo EDS	75	64.09 (17.74)	+1.19 (1.74)	-	-	-
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
▪Strong patent protection.  Our XHANCE U.S. patent portfolio consists of 13 issued device and method of use patents expiring on various dates from 2023 through 2036, three issued design patents expiring through 2030 and pending patent applications. We rely primarily on the protections afforded by device and method of use patents. Our issued U.S. patents and patent applications for XHANCE are based on the EDS and related technology, including the combination of this technology with fluticasone propionate.
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

Patents
As of February 1, 2023, we owned over 60 U.S. patents expiring between 2023 and 2036, and pending U.S. patent applications. In addition to our U.S. intellectual property, as of February 1, 2023, we also owned over 200 foreign issued patents expiring between 2022 and 2035, and foreign patent applications. As part of actions intended to reduce operating expenses, we intend to reduce the scope of our patent portfolio primarily in certain foreign countries where we believe commercial potential is more limited.
Our XHANCE U.S. patent portfolio consists of 13 issued device and method of use patents expiring on various dates from 2023 through 2036, three issued design patents expiring between 2029 and 2030 and pending patent applications. The 13 device and method of use patents are published in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated NDA (ANDA), or a 505(b)(2) NDA. If any of these potential generic competitors claim that their product will not infringe XHANCE's listed patents, or that such patents are invalid, then they must send notice to us once the ANDA or 505(b)(2) NDA has been accepted for filing by the FDA. We may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification, which would automatically prevent the FDA from approving the ANDA or 505(b)(2) NDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the ANDA or 505(b)(2) NDA applicant.
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
License Agreement with Centessa Pharmaceuticals
On January 31, 2019, OptiNose AS entered into a licensing agreement with Inexia Limited (now Orexia Therapeutics, which is a wholly-owned subsidiary of Centessa Pharmaceuticals (the Centessa License Agreement). Under the terms of the Centessa License Agreement, we granted Orexia an exclusive, royalty-bearing, worldwide, non-transferable, sublicensable license to the EDS and other intellectual property for the development, sale, import and manufacture of products containing orexin receptor agonist and/or orexin receptor positive modulator molecule(s) as the sole active pharmaceutical ingredient(s) for the treatment, diagnosis or prevention of human diseases or conditions associated primarily with orexin receptor agonism and orexin receptor positive modulation. The license excludes the treatment of any disease or condition affecting the ear, nose or throat, or the treatment of any disease or condition associated primarily with another receptor, other than the Orexin 1 and Orexin 2 receptors. Orexia is solely responsible for all costs and activities related to its identification, development and commercialization of products under the Centessa License Agreement.
Under the terms of the Centessa License Agreement, we received a $0.5 million upfront payment. For each product developed under the Centessa License Agreement, we are eligible to receive up to $8.0 million of development milestone payments and up to $37.0 million of sales milestone payments. In addition, we are eligible to receive tiered, low-to-mid single digit royalties based on net sales of any products successfully developed and commercialized under the Centessa License Agreement. We do not anticipate the receipt of any milestone or royalty payments from Orexia in the near term.
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
Clinical Trials.    Clinical trials involve the administration of a drug to healthy human volunteers or to patients, under the supervision of a qualified investigator. The conduct of clinical trials is subject to extensive regulation, including compliance with the FDA's bioresearch monitoring regulations and current Good Clinical Practice (cGCP) requirements, which establish standards for conducting, recording data from, and reporting the results of, clinical trials, and are intended to assure that the data and reported results are credible and accurate, and that the rights, safety, and well-being of study participants are protected. Clinical trials must be conducted under protocols that detail the study objectives, parameters for monitoring safety, and the efficacy criteria, if any, to be evaluated. Each protocol is reviewed by the FDA as part of the IND. In addition, each clinical trial must be reviewed and approved by, and conducted under the auspices of, an Institutional Review Board (IRB) for each clinical site. Companies sponsoring the clinical trials, investigators, and IRBs also must comply with, as applicable, regulations and guidelines for obtaining informed consent from the study patients, following the protocol and investigational plan, adequately monitoring the clinical trial, and timely reporting of adverse events (AEs). Foreign studies conducted under an IND must meet the same requirements that apply to studies being conducted in the U.S. Data from a foreign study not conducted under an IND may be submitted in support of an NDA if the study was conducted in accordance with cGCP and the FDA is able to validate the data.

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
Once the FDA accepts for filing an ANDA or 505(b)(2) application containing a Paragraph IV certification, the applicant must within 20 days provide notice to the RLD or listed drug NDA holder and patent owner that the application has been submitted, and provide the factual and legal basis for the applicant's assertion that the patent is invalid or not infringed. If the NDA holder or patent owner files suit against the ANDA or 505(b)(2) applicant for patent infringement within 45 days of receiving the Paragraph IV notice, the FDA is prohibited from approving the ANDA or 505(b)(2) application for a period of 30 months or the resolution of the underlying suit, whichever is earlier. If the RLD has NCE exclusivity and the notice is given and suit filed during the fifth year of exclusivity, the regulatory stay extends until 7.5 years after the RLD approval. The FDA may approve the proposed product before the expiration of the regulatory stay if a court finds the patent invalid or not infringed or if the court shortens the period because the parties have failed to cooperate in expediting the litigation. In connection with the submission of our sNDA for XHANCE in February 2023, we provided Paragraph IV certification notices to the NDA holder and patent owner of the two unexpired Orange Book-listed patents covering Flovent HFA. As noted above, these parties have 45 days from receiving the Paragraph IV certification notices to file a patent infringement suit which would prohibit the FDA from approving our sNDA for up to 30-months.
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
Certain provisions of the Affordable Care Act have been subject to judicial challenges, as well as efforts to modify them or to alter their interpretation and implementation. For example, on December 22, 2017, the U.S. government signed into law comprehensive tax legislation, referred to as the Tax Cuts and Jobs Act (the Tax Act), which includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Further, the Bipartisan Budget Act of 2018, among other things, amended the Medicare statute to reduce the coverage gap in most Medicare drug plans, commonly known as the “donut hole,” by raising the required manufacturer point-of-sale discount for pharmaceutical manufacturers who participate in Medicare Part D from 50% to 70% off the negotiated price effective as of January 1, 2019. The IRA (defined below) replaces the Part D coverage gap discount program with a new Part D manufacturer discount program beginning in 2025.

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
Additionally, on December 20, 2019, then-President Trump signed the Further Consolidated Appropriations Act for 2020 into law (P.L. 116-94) that includes a piece of bipartisan legislation called the Creating and Restoring Equal Access to Equivalent Samples Act of 2019 or “the CREATES Act.” The CREATES Act aims to address the concern articulated by both the FDA and others in the industry that some brand manufacturers have improperly restricted the distribution of their products, including by invoking the existence of a REMS for certain products, to deny generic product developers access to samples of brand products. Because generic product developers need samples to conduct certain comparative testing required by the FDA, some have attributed the inability to timely obtain samples as a cause of delay in the entry of generic products. To remedy this concern, the CREATES Act establishes a private cause of action that permits a generic product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.” In 2021 and 2022 we provided units of XHANCE to a generic manufacturer in compliance with the CREATES Act.
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
Participation in the Medicaid Drug Rebate Program requires us to pay a rebate for each unit of drug reimbursed by Medicaid. The amount of the "basic" portion of the rebate for each product is set by law as the larger of: (i) 23.1% of quarterly AMP, or (ii) the difference between quarterly AMP and the quarterly best price (Best Price), which, in general, represents the lowest price available from the manufacturer to any entity in the U.S. in any pricing structure, calculated to include all applicable sales and associated rebates, discounts and other price concessions. AMP must be reported on a monthly and quarterly basis, and Best Price is reported on a quarterly basis, to CMS, the federal agency that administers the Medicaid Drug Rebate Program. In addition, the rebate also includes the "additional" portion, which adjusts the overall rebate amount upward as an "inflation penalty" when the drug's latest quarter's AMP exceeds the drug's AMP from the first full quarter of sales after launch, adjusted for increases in the Consumer Price Index-Urban. The upward adjustment in the rebate amount per unit is equal to the excess amount of the current AMP over the inflation-adjusted AMP from the first full quarter of sales. The rebate amount is recomputed each quarter based on our report to CMS of current quarterly AMP and Best Price for the relevant drug. On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of AMP, for single-source and innovator multiple-source drugs, beginning January 1, 2024.

The terms of our participation in the Medicaid Drug Rebate Program require us to report revisions to AMP or Best Price within a period not to exceed 12 quarters from the quarter in which the data was originally due, and CMS may request or require restatements for earlier periods as well. Any such revisions could have the impact of increasing or decreasing our rebate liability for prior quarters, depending on the direction of the revision. The Affordable Care Act made significant changes to the Medicaid Drug Rebate Program, and CMS issued a final regulation, which became effective on April 1, 2016, to implement the changes to the Medicaid Drug Rebate program under the Affordable Care Act. On December 21, 2020, CMS issued a final regulation that (i) modified existing Medicaid Drug Rebate Program regulations to permit reporting multiple Best Price figures with regard to value‑based purchasing arrangements; and (ii) provided definitions for “line extension,” “new formulation,” and related terms with the practical effect of expanding the scope of drugs considered to be line extensions, with such changes taking effect in 2022. Our failure to comply with the aforementioned price reporting and rebate obligations, as well as pharmacy benefit manager “accumulator” programs, could negatively impact our financial results. In addition, statutory and regulatory changes or other agency action regarding the Medicaid Drug Rebate Program could negatively affect our financial results or expand our rebate liability.
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
The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures, and foreign governments have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement, and requirements for substitution of generic products for branded prescription drugs. For example, Congress could enact a drug price negotiation program under which the prices for certain high Medicare spend single source drugs would be capped by reference to the non-federal AMP. This or any other legislative change could impact the market conditions for our products. We expect continued scrutiny on government price reporting and pricing more generally from Congress, agencies, and other bodies and are seeing an increase in state interest in price reporting, transparency, and other policies to address drug pricing concerns.
Beginning April 1, 2013, Medicare payments for all items and services, including drugs, were reduced by, on average, 2% per fiscal year under the sequestration (i.e., automatic spending reductions) required by the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012. Sequestration is currently set at 2% and will increase to 2.25% for the first half of fiscal year 2030, to 3% for the second half of fiscal year 2030, and to 4% for the remainder of the sequestration period that last through the first six months of fiscal year 2031. As long as these cuts remain in effect, they could adversely impact payment for any of our products that are reimbursed under Medicare. Other legislative or regulatory cost containment legislation could have a similar effect.
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
On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, or the IRA, which, among other things, establishes a Medicare Part B inflation rebate scheme, under which, generally speaking, manufacturers will owe rebates if the average sales price of a Part B drug increases faster than the pace of inflation. Failure to timely pay a Part B inflation rebate is subject to a civil monetary penalty. The IRA also establishes a Medicare Part D inflation rebate scheme, under which, generally speaking, manufacturers will owe rebates if the AMP of a Part D drug increases faster than the pace of inflation. The IRA also creates a drug price negotiation program under which the prices for Medicare units of certain high Medicare spend drugs and biologics without generic or biosimilar competition will be capped by reference to, among other things, a specified non-federal AMP, starting in 2026. Failure to comply with requirements under the drug price negotiation program is subject to an excise tax and/or a civil monetary penalty. The IRA further makes changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs, and a change in manufacturer liability under the program that could negatively affect the profitability of our products. Failure to pay a discount under this new program will be subject to a civil monetary penalty. Congress continues to examine various policy proposals that may result in pressure on the prices of prescription drugs in the government health benefit programs. The IRA or other legislative change could impact the market conditions for our products. Payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives as well. For example, CMS may develop new payment and delivery models, such as bundled payment models.
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
Healthcare Fraud and Abuse Laws
In addition to FDA restrictions on marketing of pharmaceutical products, our business is subject to healthcare fraud and abuse regulation and enforcement by both the federal government and the states in which we conduct our business. These laws include, but are not limited to, the following:
•The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any healthcare item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. A violation of the Anti-Kickback Statute may be established without proving actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Violations of the federal Anti-Kickback Statute are punishable by imprisonment, criminal fines, damages, civil monetary penalties, and exclusion from participation in federal healthcare programs. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution, the exceptions and safe harbors are drawn narrowly and practices that involve remuneration intended to induce prescribing, purchasing, or recommending pharmaceuticals, including certain discounts, or engaging such individuals as consultants, speakers or advisors, may be subject to scrutiny if they do not fit squarely within the exception or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, there are no safe harbors for many common practices, such as educational and research grants, charitable donations, product support and patient assistance programs. Arrangements that implicate the Anti-Kickback Statute and do not fit within an exception or safe harbor are reviewed on a case-by-case basis to determine whether, based on the facts and circumstances, they violate the statute.

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
As of February 20, 2023, we had a total of 141 full-time employees all of whom are in the United States, and no part-time employees. 70% of our employees are in customer-facing roles. Most of our employees have significant prior experience within the pharmaceutical, biotech or device industries.
We continue to focus on building a high performing organization through our emphasis on accountability for results as measured by our performance development process. To help ensure that employees fully understand the Company’s long-term strategy, and how their work contributes to the Company’s success, we utilize a variety of channels to facilitate open and direct communication, including: regular calls with all colleagues, ongoing update communications as needed, regular executive field visits and annual colleague engagement surveys.
We provide our colleagues with competitive salaries and bonuses, opportunities for equity ownership, opportunities for professional development and a robust benefits package. Our compensation programs, including short- and long-term incentives, are designed to enable us to attract and retain individuals whose skills are critical to our current and long-term success. Our compensation philosophy is to ensure that our colleague salaries fall within an appropriate range around the median of the marketplace for like positions, with differentiation based on performance and contribution, time in position, and criticality of skill set. Within our compensation programs, we also aim to align the interests of our colleagues with those of our shareholders.
We value diversity and are focused on maintaining an inclusive work environment that supports our culture and the needs of the communities we serve and in which we work. Currently, women represent 57% of our colleagues. None of our colleagues are represented by any collective bargaining unit. We believe that we maintain good relations with our colleagues.
As a result of the evolution of the COVID-19 pandemic and the ways in which work has changed, we offer a hybrid work environment in our Yardley headquarters in which colleagues work in the office three days and may work remotely the other two days, if desired. This enables us to provide colleagues with flexibility as well as provide an environment in which creativity and innovation are fostered.
Properties
Our principal office is located in Yardley, Pennsylvania, where we lease approximately 30,000 square feet of office space pursuant to a lease that expires in May 2024. We also lease a facility in Ewing, New Jersey. We believe our facilities are adequate to meet our current needs, although we may seek to negotiate new leases or to re-evaluate the location and amount of space needed for our operations. We believe appropriate alternative space will be readily available on commercially reasonable terms.
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
As of December 31, 2022, we had cash and cash equivalents of $94.2 million and have $130.0 million of outstanding Pharmakon Senior Secured Notes under the A&R Note Purchase Agreement. Our accumulated deficit as of December 31, 2022 was $684.9 million. We have incurred significant net losses since inception and also expect to incur substantial losses in future periods. Our continuation as a going concern is dependent on our ability to maintain compliance with the financial covenants and other terms under the A&R Note Purchase Agreement, and our ability to generate sufficient cash flows from operations and/or obtain additional capital through equity or debt financings, partnerships, collaborations, or other sources to meet the debt service obligations under our outstanding Pharmakon Senior Secured Notes, including repayment, and to carry out our planned development and commercial activities.

We believe it is probable that we will not achieve the trailing twelve-month minimum consolidated XHANCE net sales and royalties thresholds that we are required to achieve under the A&R Note Purchase Agreement commencing with the period ending March 31, 2024, which will constitute a default under the A&R Note Purchase Agreement if we are unable to obtain a modification or waiver of such minimum consolidated XHANCE net sales and royalties thresholds. In addition, the A&R Note Purchase Agreement contains financial covenants requiring us to maintain at all times a minimum of $30.0 million of cash and cash equivalents. We believe that it is probable that our existing cash and cash equivalents will not be adequate to fund our operations and maintain at least $30.0 million of cash and cash equivalents as required under the A&R Note Purchase Agreement for at least twelve months following the filing of this Form 10-K, which will constitute a default of the liquidity financial covenant under the A&R Note Purchase Agreement if we are unable to obtain additional capital or obtain a waiver or modification to this liquidity covenant prior to falling below such $30.0 million threshold.

Further, the A&R Note Purchase Agreement includes a requirement that, commencing with our financial statements for the year ending December 31, 2023, our annual and quarterly financial statements and any auditor opinion relating thereto may not be subject to any "going concern" uncertainty disclosure. As a general matter, financial statements are subject to a "going concern" uncertainty disclosure if it is probable that the company's available capital is not sufficient to fund its operations and obligations for at least twelve months following the issuance of such financial statements (including obligations that may become due during such twelve month period as a result of some future event). We believe it is unlikely that we will be able comply with this covenant when it becomes effective commencing with our financial statements for the year ending December 31, 2023. Failure to comply with this covenant would also constitute an event of default under the A&R Note Purchase Agreement.

In the event that any one of the foregoing defaults were to occur, the holders of the Pharmakon Senior Secured Notes may declare an event of default under the A&R Note Purchase Agreement and may elect to accelerate the repayment of all unpaid principal, accrued interest and other amounts due under such holders’ Pharmakon Senior Secured Notes, which may require us to delay or curtail our operations until we are able to obtain additional capital which may not be available on a timely basis, on favorable terms, or at all, and such capital, if obtained, may not be sufficient to meet our payment obligations or enable us to continue to implement our long-term business strategy. In such an event, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. These factors raise substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the fair value for such assets or less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment. Additionally, if we seek additional financing to fund our debt service obligations and business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all.
We have incurred significant losses since our inception and anticipate that we will incur continued losses in the future.
We are a specialty pharmaceutical company with a limited operating history. To date, we have focused primarily on XHANCE and ONZETRA Xsail, as well as other product candidates using our proprietary EDS device technology. Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. To date, we have generated revenue from sales of XHANCE since its launch in 2018, as well as from licensing revenues from ONZETRA Xsail and our proprietary EDS device technology. We incurred net losses of $74.8 million and $82.3 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $684.9 million.
We expect to incur losses for the foreseeable future as we:
▪continue to commercialize XHANCE and further scale up external manufacturing and distribution capabilities to commercialize XHANCE or any other product candidate for which we may obtain regulatory approval;
▪continue to focus our regulatory compliance efforts on requirements applicable to marketed drugs;
▪continue clinical development activities for XHANCE, including mandated post-marketing pediatric studies;

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
▪our ability to obtain regulatory approval for, and successfully commercialize, XHANCE for the treatment of chronic sinusitis;
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
XHANCE, as well as any of our other product candidates if approved for commercial sale, may not gain market acceptance or achieve commercial success. Even if we obtain regulatory approval to market XHANCE for the treatment of chronic sinusitis, our future revenues will depend upon our ability to achieve sufficient market acceptance and reimbursement from third-party payors. If our addressable market is not as significant as we estimate or the treatment population is narrowed by competition, physician choice, clinical practice guidelines or utilization management criteria imposed by payors, we may not generate significant revenue from sales of XHANCE. In addition, we would anticipate incurring significant costs associated with commercializing any approved product. We may not achieve profitability. If we are unable to generate enough product revenues to cover our operating expenses and service our debt, we will not become profitable and may be unable to continue operations without continued funding.
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
We will likely require additional capital to fund our operations and, if we fail to obtain necessary financing, we may be unable to continue the commercialization of XHANCE, service and repay our debt and pursue FDA-approval of XHANCE for the treatment of chronic sinusitis.
Our operations have consumed substantial amounts of cash. To date, we have financed our operations primarily through the sale and issuance of common and preferred stock, debt, licensing revenues, XHANCE revenue and research grants. We expect to continue to spend substantial amounts to commercialize XHANCE and pursue FDA- approval of XHANCE for the treatment of chronic sinusitis. As of December 31, 2022, we had cash and cash equivalents of $94.2 million. Although it is difficult to predict our future liquidity requirements, we will likely require additional capital in the future secured through equity or debt financings, partnerships, collaborations, or other sources in order to meet our debt service obligations under our debt, and to carry out our planned development and commercial activities.
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
▪if XHANCE is approved by the FDA for the treatment of chronic sinusitis, the success of our commercialization of XHANCE for this new indication including, among other things, patient and physician acceptance of XHANCE for this new indication and our ability to obtain adequate insurance coverage and reimbursement for XHANCE for this new indication, and the speed at which we are able to obtain these outcomes, if at all;
▪the cost of commercialization activities for XHANCE, including product manufacturing, distribution, marketing and sales;
▪net product revenues received from sales of XHANCE;
▪the level of co-pay assistance and other patient affordability programs offered for XHANCE;
▪our clinical development plans for XHANCE, including our ongoing FDA-mandated post-marketing pediatric study;
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

We cannot be certain that additional funding will be available when needed on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts, when required or on acceptable terms, we also could be required to (to the extent permissible under the A&R Note Purchase Agreement):
▪significantly delay, scale back or discontinue the commercialization of XHANCE and the development and pursuit of FDA-approval of XHANCE for the treatment of chronic sinusitis;
▪relinquish or license on unfavorable terms our rights to our product, EDS technologies or other product candidates that we otherwise would seek to develop or commercialize ourselves;
▪seek strategic collaborations to assist in the commercialization of XHANCE in the U.S. and other markets at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available;
▪delay, limit, reduce or terminate the drug development of our current or future product candidates, or seek collaborators for one or more of our current or future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available; or
▪significantly curtail our operations, liquidate our assets or seek bankruptcy.
If we are unable to meet our business objectives in the necessary timeframes or at all, our business would be jeopardized and we may not be able to continue operations.
Additionally, the Note Purchase Agreement contains various covenants that limit our ability to obtain additional capital through the sale, transfer, lease or disposition of our assets, merger, consolidation, the incurrence of additional debt and the granting of certain license rights related to our products, technology and other intellectual property rights. Furthermore, the warrants to purchase shares of our common stock issues in our November 2022 public offering (2022 Warrants) contain anti-dilution provisions which may adversely impact investor interest and participation in future equity financings or make such future equity financings more dilutive as a result of triggering the anti-dilution provisions of the 2022 Warrants or otherwise.
Our failure to comply with the covenants or other terms of the A&R Note Purchase Agreement, including as a result of events beyond our control, could result in a default under the A&R Note Purchase Agreement that could materially and adversely affect the ongoing viability of our business.
Each holder of the Pharmakon Senior Secured Notes may elect to accelerate the repayment of all unpaid principal and accrued interest under such holders’ Pharmakon Senior Secured Notes upon consummation of a specified change of control transaction or occurrence of certain events of default (as specified in the A&R Note Purchase Agreement), including, among other things:
•    our default in a payment obligation under the Pharmakon Senior Secured Notes;
•    our breach of the financial covenants, affirmative covenants, restrictive covenants or other terms of the A&R Note Purchase Agreement, including (i) the trailing twelve-month minimum consolidated XHANCE net sales and royalties covenant, (ii) the requirement to maintain at least $30.0 million of cash and cash equivalents and (iii) the requirement to deliver quarterly and annual financial statements that, commencing with the fiscal period ending December 31, 2023, are not subject to a "going concern" qualification;
•    our breach of reporting obligations;
•    our failure to properly maintain the collateral;
•    any circumstance that could reasonably be expected to have a material adverse effect (as defined in the A&R Note Purchase Agreement) on us;
•    certain regulatory and/or commercial actions that cause an ongoing delay in commercialization of XHANCE; and
•    certain specified insolvency and bankruptcy-related events.
Subject to any applicable cure period set forth in the Pharmakon Senior Secured Notes, all amounts outstanding with respect to the Pharmakon Senior Secured Notes (principal and accrued interest), as well as any applicable prepayment premiums or interest “make-whole” payments, would become due and payable immediately upon an event of default and shall be subject to a default interest rate of an additional 3%. Our assets or cash flow may not be sufficient to fully repay our obligations under the Pharmakon Senior Secured Notes if the obligations thereunder are accelerated upon any events of default. Further, if we are unable to repay, refinance or restructure our obligations under the Pharmakon Senior Secured Notes, or obtain a waiver or modification to the financial covenants or any other terms under the A&R Note Purchase Agreement as may be required in the future, the holders of such Pharmakon Senior Secured Notes could proceed to protect and enforce their rights under the Pharmakon Senior Secured Notes by exercising such remedies (including foreclosure on the assets securing our obligations under the Pharmakon Senior Secured Notes and the A&R Note Purchase Agreement) as are available to the holders thereunder and in respect thereof under applicable law, either by suit in equity or by action at law, or both, whether for specific performance of any covenant or other agreement contained in the Pharmakon Senior Secured Notes or in aid of the exercise of any power granted in the Pharmakon Senior Secured Notes. Any such action would materially and adversely affect the ongoing viability of our business.
In the event that we maintain compliance with the trailing twelve-month minimum consolidated XHANCE net sales and royalties that we are required to meet each quarter, maintain at least $30.0 million of cash and cash equivalents and deliver quarterly and annual financial statements that, commencing with the fiscal period ending December 31, 2023, are not subject to a "going concern" qualification, and maintain compliance with all other terms of the A&R Note Purchase Agreement, in each case, to avoid an acceleration of payments due under the Pharmakon Senior Secured Notes, then we will be required to repay the notes in eight equal quarterly payments of $16.25 million starting on September 30, 2025. The Pharmakon Senior Secured Notes are guaranteed by us, OptiNose AS and certain of our subsidiaries and are secured by a pledge of substantially all of our and their assets. We are required to achieve the following minimum trailing twelve-month XHANCE net sales and royalties under the A&R Note Purchase Agreement (in thousands):

Trailing Twelve-Months Ending	Requirement under the A&R Note Purchase Agreement ($)
September 30, 2022	N/A
December 31, 2022	N/A
March 31, 2023	N/A
June 30, 2023	N/A
September 30, 2023	N/A
December 31, 2023	N/A
March 31, 2024	$82,500
June 30, 2024	90,000
September 30, 2024	102,500
December 31, 2024	110,000
March 31, 2025	115,000
June 30, 2025	120,000
September 30, 2025	125,000
December 31, 2025	130,000
March 31, 2026	135,000
June 30, 2026	140,000
September 30, 2026	145,000
December 31, 2026	150,000
March 31, 2027	155,000
June 30, 2027	160,000
September 30, 2027	165,000

Our A&R Note Purchase Agreement contains restrictions that limit our flexibility in operating our business.
The A&R Note Purchase Agreement contains various covenants that limit our ability to engage in specified types of transactions without our lenders’ prior consent. These covenants limit our ability to, among other things:
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

In addition, the A&R Note Purchase Agreement provides for, among other things, modifications to the affirmative and negative covenants and events of default, including, without limitation, the removal of certain exceptions to the negative covenants which previously permitted us to enter into certain transactions without the consent of the holders of the Pharmakon Senior Secured Notes, including permitted acquisitions, swap contracts, convertible bonds and a revolving credit facility.
The covenants in our A&R Note Purchase Agreement and related security agreements may limit our ability to take certain actions that may be in our long-term best interests. In the event that we breach one or more covenants, our lenders may choose to declare an event of default and require that we immediately repay all amounts outstanding under the Pharmakon Senior Secured Notes, plus penalties and interest, terminate their commitments to purchase additional Pharmakon Senior Secured Notes and foreclose on the collateral granted to them to secure the Pharmakon Senior Secured Notes. Such repayment could have a material adverse effect on our business, operating results and financial condition.
Provisions of the Pharmakon Senior Secured Notes and the 2022 Warrants provide for certain potential payments to the holders of such securities which could impede a sale of the Company.
Subject to certain exceptions, we are required to make mandatory prepayments of the Pharmakon Senior Secured Notes, with the proceeds of asset sales, extraordinary receipts and prohibited debt issuances, and upon the occurrence of a change of control (as defined in the A&R Note Purchase Agreement). In addition, we may make voluntary prepayments of the Pharmakon Senior Secured Notes, in whole or in part. All mandatory and voluntary prepayments of the Pharmakon Senior Secured Notes are subject to the payment of prepayment premiums as follows: (i) if prepayment occurs on or after September 12, 2022 but prior to September 12, 2023, an amount equal to 1% of the principal prepaid; and (ii) if prepayment occurs on or after September 12, 2023, no prepayment premium is due. We are also required to pay a “make-whole” amount in respect of any principal prepayments (whether mandatory or voluntary) made prior to the 36-month anniversary of the effective date of the A&R Note Purchase Agreement, as follows: (i) for any prepayment date occurring up until and including the 18-month anniversary of the date of the A&R Note Purchase Agreement, the foregone interest from such prepayment date through the 18-month anniversary of such prepayment date; and (ii) for any prepayment after the 18-month anniversary of the date of the A&R Note Purchase Agreement, the foregone interest from such prepayment date through the 3-year anniversary of the date of the A&R Note Purchase Agreement; provided, however, that in no event shall the amount of all make-whole premium payments exceed $24.0 million in the aggregate.

In addition, in the event of a fundamental transaction, as defined in the 2022 Warrants, in certain circumstances a holder of the 2022 Warrants will have the right to require us to repurchase such 2022 Warrants for cash at the Black Scholes Value (as defined in the 2022 Warrants).

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
We do not have any committed external source of funds. Until such a time, if ever, that we can generate substantial revenue, we may seek to raise additional capital through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financings may be coupled with an equity component, such as warrants to purchase shares, which could also result in dilution of our existing stockholders' ownership. The incurrence of additional indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business and may result in liens being placed on our assets and intellectual property. If we were to default on such indebtedness, we could lose such assets and intellectual property.
If we raise additional funds through collaborations, or strategic alliance, grants, marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, product candidates or future revenue streams or grant licenses on terms that are not favorable to us or at an earlier stage than would otherwise be desirable.
As noted below, the 2022 Warrants contain price protection anti-dilution provisions. If the exercise price of the 2022 Warrants is reduced as a result of our future issuance of shares or other securities at prices below the exercise price of the 2022 Warrants, this may result in additional warrant exercises and additional dilution to stockholders.
We have a significant number of warrants outstanding that contain anti-dilution provisions that may result in the reduction of their exercise prices in the future.

The 2022 Warrants contain anti-dilution provisions, which provisions require the lowering of the exercise price, as applicable, to the purchase price of future offerings. If in the future we issue or are deemed to issue securities for less than the exercise price of the 2022 Warrants, we may be required to reduce the exercise prices of the 2022 Warrants. During the term that the 2022 Warrants are outstanding, the holders of those securities are given the opportunity to profit from a rise in the market price of our common stock. In addition, we may find it more difficult to raise additional equity capital while these warrants are outstanding. Any future adjustments to the exercise prices of the 2022 Warrants may have a negative impact on the trading price of our common stock. Additionally, raising additional capital with new investors may be difficult as a result of the adjustment feature.
Our ability to use our net operating loss carry forwards and other tax attributes may be limited.
As of December 31, 2022, we had U.S. federal net operating loss (NOL) carry forwards of approximately $335.0 million available to offset future U.S. taxable income and U.S. federal research and development (R&D) tax credits of $2.4 million. While some of our federal NOL carry forwards will carry forward indefinitely, some of our U.S. NOL and credit carry forwards will expire if not utilized with the first expiration occurring in 2030. We also had state NOL carry forwards of $252.3 million as of December 31, 2022. These state NOL carry forwards can only offset income in the same state in which they were generated and thus there is a possibility that they may not be utilized. The carry forward period varies among the states, with the first expiration in 2028. In addition, our Norwegian and UK subsidiaries, had total foreign NOL carry forwards of $9.1 million as of December 31, 2022. These foreign NOL carry forwards do not expire but can only be used to offset profits generated in Norway or the United Kingdom, respectively, and may be limited in use based on the laws of those countries. In order to simplify the corporate structure, our board of directors approved the liquidation of our Norwegian and UK subsidiaries, which is expected to be completed in 2023.
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
We continue to monitor the effects of the COVID-19 pandemic, which has caused significant disruptions around the world since March 2020. We may continue to experience disruptions as a result of the COVID-19 pandemic that could severely impact our business, including:

•restrictions that remain in some physicians' offices, including not accepting visits from sales representatives or limiting or placing restrictions on visits, which will negatively impact our ability to drive prescription growth from the physicians targeted by our sales representatives;
•a reduced number of patients visiting physicians’ offices and changes in insurance coverage or reimbursement levels by governmental authorities, private health insurers and other third-party payors;
•volatile market conditions in the U.S. and around the world, which could harm our business, including our ability to obtain future financing; and
•supply constraints, which could cause us to have an insufficient level of finished product inventories on hand.

The global outbreak of COVID-19 continues to evolve, including with the emergence of new variants, and the extent to which the COVID-19 pandemic may further impact our business, our customers, and the third parties on whom we rely, such as our contract manufacturers, suppliers, PPN partners, wholesalers, distributors, third party logistics, contract research organizations, investigators for our clinical trials and other vendors, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, travel restrictions and social distancing in the U.S. and around the world, and the speed with which and the extent to which normal economic and operating conditions resume, among others.
Risks Related to Commercialization of XHANCE
If we are unable to successfully commercialize XHANCE, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.
Our ability to successfully commercialize XHANCE depends on many factors, including:
•our ability to obtain regulatory approval for XHANCE for a follow-on indication for the treatment of chronic sinusitis;
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
▪our ability to obtain regulatory approval for XHANCE for a follow-on indication for the treatment of chronic rhinosinusitis;
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
Many of these matters are beyond our control and are subject to other risks described elsewhere in this "Risk Factors" section. Accordingly, we cannot assure you that we will be able to successfully commercialize or generate enough revenue from XHANCE to achieve profitability or maintain compliance with minimum trailing twelve-month XHANCE net sales and royalties thresholds under the A&R Note Purchase Agreement. If we cannot do so, or are significantly delayed in doing so, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.
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
Third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for medical products and services. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Levels of reimbursement may also decrease in the future, and future legislation, regulation or reimbursement policies of third-party payors may adversely affect the demand for and reimbursement available for XHANCE, which in turn, could negatively impact pricing. Further, payors, including healthcare insurers, pharmacy benefit managers and group purchasing organizations, increasingly seek ways to reduce their costs. Many payors continue to adopt benefit plan changes that shift a greater portion of prescription costs to patients. Such measures include more limited benefit plan designs, higher patient co-pay or co-insurance obligations and limitations on patients’ use of commercial manufacturer co-pay assistance programs (including through co-pay accumulator adjustment or maximization programs). Payors also increasingly seek price discounts or rebates in connection with the placement of our products on their formularies or those they manage. Payors may also control costs by imposing restrictions on access to or usage of our products, such as by requiring prior authorizations or "step-edits," and may choose to exclude certain indications for which our products are approved or even choose to exclude coverage entirely. For example, some insurers have established a step-edit system that requires a patient to first use a lower price generic or other alternative product prior to becoming eligible for reimbursement for XHANCE and some insurers also require that a physician attest that XHANCE is being used to treat a patient for an indication for which XHANCE is approved. We estimate that approximately half of the commercially covered lives as of December 31, 2022 are in a plan that requires a prior authorization and most of those prior authorizations request information regarding patient diagnosis and prior use of INS. Some providers may not complete the burdensome administrative process required to demonstrate or document that the patients for whom XHANCE has been prescribed meet the payors’ utilization management criteria (i.e., prior authorizations or step-edits) and, as a result, patients will not gain access to XHANCE treatment. We believe increasing rates of enforcement of the utilization management criteria had a negative effect on XHANCE prescription volume growth in 2022 and may continue to effect prescription volume growth in the future. These requirements include physician attestation to a diagnosis of nasal polyps which can be a hurdle for some physicians in our target audience because it is not a diagnosis they make commonly. Further, other patients may obtain coverage for XHANCE but abandon their prescriptions rather than pay their co-pay payment which would result in a significant shortfall in achieving our revenue expectations and negatively impact our business, prospects, results of operations and financial condition.

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
If we are unable to differentiate XHANCE from current and future products or existing methods of treatments, our ability to successfully commercialize XHANCE will be adversely affected.
We are currently commercializing XHANCE for the treatment of nasal polyps and are seeking FDA approval for a follow-on indication of XHANCE for the treatment of chronic rhinosinusitis. Nasonex™ is the only other branded drug therapy approved by the FDA for the treatment of nasal polyps. Nasonex was marketed by Merck until it removal from the prescription market, but remains available over-the-counter without a prescription for other indications. Generic versions of Nasonex™, mometasone furoate monohydrate, continue to be available by prescription. In addition, Beconase AQ™, which is an INS marketed by GlaxoSmithKline, is indicated for the prophylaxis of nasal polyps after surgical resection, while SINUVA™ is a commercially available corticosteroid-eluting implant indicated for the treatment of nasal polyps in adult patients who have had ethmoid sinus surgery that can be placed in the ethmoid sinus under endoscopic visualization for up to 90 days. We are not aware of any drug product approved for the treatment of chronic rhinosinusitis without nasal polyps (or chronic sinusitis). In addition to competition from Nasonex™ and Beconase AQ™, we also need to differentiate XHANCE from other products and treatments identified in current clinical practice guidelines for the treatment of chronic rhinosinusitis with and without nasal polyps. Such products and treatments include the use of nasal rinses, decongestants, over-the-counter and prescription INS products, oral steroids, antibiotics, and sinus surgery and other procedures, including functional endoscopic sinus surgery, balloon sinus dilation and steroid-releasing sinus implants. In addition, several monoclonal antibodies have been approved for the treatment of nasal polyps and are in clinical development for the treatment of chronic rhinosinusitis without nasal polyps. In June 2019, the FDA approved DUPIXENT™ (dupilumab) as an add-on maintenance treatment (to an intranasal steroid) in adult patients with inadequately controlled chronic rhinosinusitis with nasal polyposis. In November 2020, the FDA approved XOLAIR™ add-on maintenance treatment of nasal polyps in adult patients with inadequate response to nasal corticosteroids. In July 2021, the FDA approved NUCALA™ add-on maintenance treatment of chronic rhinosinusitis with nasal polyps in adult patients with inadequate response to nasal corticosteroids. In addition, these monoclonal antibodies are being, or are expected to be, studied as potential treatments for patients with chronic sinusitis without nasal polyps. Lyra Therapeutics is developing corticosteroid-eluting implants as potential treatment for patients with chronic rhinosinusitis. If we are unable to achieve significant differentiation for XHANCE against these other products and treatments, including on the basis of efficacy, safety and tolerability profile, reliability, convenience of administration, price and reimbursement, the opportunity for XHANCE to be commercialized successfully would be adversely affected.
If the market opportunities for XHANCE are smaller than we believe, our revenue may be adversely affected, and our business may suffer.
We believe there is a market opportunity for XHANCE consisting of ENT physicians, allergists and high-decile INS-prescribing primary care physicians that we believe treat an estimated 3.5 million U.S. patients with chronic rhinosinusitis, an estimated 1.2 million of whom have chronic rhinosinusitis with nasal polyps. If we are able to obtain a follow-on indication of XHANCE for the treatment of chronic rhinosinusitis, we intend to broaden, through potential collaborations, our reach and target primary care physicians that we believe treat an additional estimated 6.25 million patients with chronic rhinosinusitis, an estimated one-third of whom have chronic rhinosinusitis with nasal polyps.
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
A significant portion of our sales are to a limited number of PPN partners and pharmaceutical wholesalers. Changes in terms required by these PPN partners or wholesalers, disruptions in these relationships or a default could harm our results of operations and financial condition.

Approximately 81% of our XHANCE net revenues during the fiscal year ended December 31, 2022 were to PPN partners. The three leading PPNs accounted for approximately 22% of our XHANCE net revenues. Additionally, approximately 19% of our XHANCE net revenues during the fiscal year ended December 31, 2022 were to the three largest wholesale pharmaceutical distributors, Cardinal Health, McKesson Corporation and AmerisourceBergen Drug Corporation. If any of these PPN partners or wholesalers ceases to purchase our product for any reason, then unless and until the remaining PPN partners or wholesalers increase their purchases of XHANCE or alternative distribution channels are established:
▪our commercial operations could be significantly disrupted;
▪the availability of XHANCE to patients could be disrupted; and
▪we may not achieve sales of XHANCE that we expect, which would decrease our revenues.
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
▪not devote the necessary resources, or reduce or discontinue their efforts, to sell or support or otherwise not effectively sell or support our products, including, without limitation, the discontinuation of their refill programs for XHANCE and other patient support services;
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
We may encounter difficulty in forming and maintaining relationships with pharmacies that participate in our PPN and patient affordability programs. We currently depend on a limited number of PPN partners to fulfill patient prescriptions. If these PPN partners are unable to process and fulfill the volume of patient prescriptions directed to them, our ability to maintain or increase prescriptions for XHANCE will be impaired. The commercialization of XHANCE and our operating results could be affected should any of the PPN partners choose not to continue to fulfill XHANCE prescriptions or by any adverse market events at any of the PPN partners. For example, pharmacies that dispense XHANCE could lose contracts that they currently maintain with payors or managed care organizations (MCOs), including PBMs. They may be required to abide by certain terms and conditions to maintain access to payors or MCO networks, including terms and conditions that could limit their ability to participate in patient affordability programs like ours. Failure to comply with the terms of their agreements with payors or MCOs could result in a variety of penalties, including termination of their agreement, which could negatively impact the ability of those pharmacies to dispense XHANCE and collect reimbursement from payors or MCOs for such medicines.
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
If the cost of maintaining our patient affordability programs increases relative to our sales revenues, we could be forced to reduce the amount of patient financial assistance that we offer or otherwise scale back or eliminate such programs, which could in turn have a negative impact on physicians’ willingness to prescribe and patients’ willingness to fill prescriptions of XHANCE. While we believe that our arrangements with PBMs and other payors will result in broader inclusion of XHANCE on healthcare plan formularies, and lower our cost of providing patient affordability programs, these arrangements generally require us to pay administrative and rebate payments to the PBMs and/or other payors and their effectiveness will ultimately depend to a large extent upon individual healthcare plan formulary decisions that are beyond the control of the PBMs. If our arrangements with PBMs and other payors do not result in increased prescriptions and reductions in our costs to provide our patient affordability programs that are sufficient to offset the administrative fees and rebate payments to the PBMs and/or other payors, our financial results may continue to be harmed.
XHANCE may become associated with undesirable adverse reactions or have other properties that could result in significant negative consequences following regulatory approval.
If we or others identify adverse events associated with XHANCE, a number of potentially significant negative consequences could result, including:
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
Once an NDA, including a Section 505(b)(2) application, is approved, the product covered thereby becomes a "listed drug" which can, in turn, be cited by potential competitors in support of approval of an ANDA or 505(b)(2) NDA. The FD&C Act, FDA regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA for generic substitutes. Manufacturers may be able to bring a generic product to market in a much more cost-efficient pathway than we currently anticipate. If the costs involved in bringing such a product to market are significantly less than our costs with respect to the development of XHANCE, companies that produce generic equivalents to XHANCE may be able to offer their products at lower prices. Further, if the timeline for bringing such a product to market is expedited, companies that produce generic equivalents to XHANCE may compete with XHANCE faster than we currently anticipate. For example, the FDA has communicated a priority to build on initiatives to accelerate generic entry of complex generics, which include locally acting nasal drug products and the FDA has included XHANCE on the updated list of product specific guidances for complex generic drug products that the FDA plans to issue, which may provide clarity for competitors to develop generic products that compete with XHANCE. If the FDA accepts alternatives to comparative clinical endpoint bioequivalence studies for generic versions of XHANCE, we may face generic competition faster than we currently anticipate and a significant percentage of any future sales of XHANCE could be lost to such generic products. In 2019, the FDA published a draft product-specific guidance for 0.05mg/spray fluticasone propionate nasal spray that states that a comparative clinical endpoint bioequivalence study is recommended for a fluticasone propionate nasal spray product because of an inability to adequately characterize drug particle size distribution (PSD) in aerosols and sprays using commonly used analytical methods. However, the draft guidance also provides that if a product's PSD can be accurately measured using a validated analytical method such as morphology-directed Raman spectroscopy or any other advanced methodology, the product's sponsor could submit comparative PSD data as part of their drug characterization within their ANDA application as a potential alternative to a bioequivalence study. Moreover, in addition to generic competition, we could face competition from other companies seeking approval of products that are similar to ours using the Section 505(b)(2) pathway. Such applicants may be able to rely on XHANCE or other approved drug products or published literature to develop drug products that are similar to ours. Furthermore, in 2021 and 2022 we provided units of XHANCE to a generic manufacturer in compliance with the CREATES Act. The introduction of a drug product similar to our products or product candidates could expose us to increased competition, leading to a decrease in sales of XHANCE. Competition that we may face from generic or similar versions of XHANCE could materially and adversely impact our future revenue, profitability, and cash flows.
Even though we have obtained regulatory approval for XHANCE, we still face extensive FDA regulatory requirements and may face future regulatory difficulties.
Even though we have obtained regulatory approval in the U.S. for XHANCE for the treatment of nasal polyps in adults, the FDA and state regulatory authorities may still impose significant restrictions on the indicated uses or marketing of XHANCE, or impose ongoing requirements for potentially costly post-approval studies or post-marketing surveillance. For example, as part of its approval of XHANCE for the treatment of nasal polyps in adults, the FDA is requiring that we conduct a randomized, double-blind, placebo controlled clinical trial in adolescents 12 to 17 years of age with nasal polyposis to assess the safety, efficacy, and pharmacokinetics of XHANCE in this population. We have contracted with various clinical trial sites and continue patient enrollment in this trial. The post-marketing requirement at XHANCE approval was to complete the trial by January 2022 and to submit a final report with respect to the trial by July 2022, however, due to enrollment rates, we have submitted a request to the FDA to extend these deadlines. FDA granted an extension of these milestone dates, and acknowledged revised milestone dates for study completion by October 2022 and final report submission by April 2023. We have submitted an additional request to FDA to extend these deadlines further to allow for completion of ongoing discussions with FDA on partial extrapolation of adult data to the pediatric population. If the FDA declines our request, we may be in violation of this requirement relating to the FDA's approval of our NDA for XHANCE.
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
Our current and future operations with respect to the commercialization of XHANCE, as well as potential future development programs, are subject to various U.S. federal and state healthcare laws and regulations. These laws impact, among other things, our proposed sales, marketing, support and education programs and constrain our business and financial arrangements and relationships with third-party payors, healthcare professionals, pharmacies and others who may prescribe, recommend, purchase or provide XHANCE, and other parties through which we market, sell and distribute XHANCE. Finally, our current and future operations are subject to additional healthcare-related statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business. The laws are described in greater detail in the previous section under "Business — Government Regulation — Healthcare Fraud and Abuse Laws," and include, but are not limited to:
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

Civil monetary penalties can also be applied if we are found to have knowingly and intentionally charged 340B covered entities more than the statutorily mandated ceiling price. A covered entity or association representing covered entities can also bring claims against us through HRSA’s 340B ADR process. HRSA could terminate our 340B program Pharmaceutical Pricing Agreement for good cause, which could cause our Medicaid National Drug Rebate Agreement to be terminated, rendering federal funds for our covered outpatient drugs unavailable under Medicaid and Medicare Part B. Finally, we note again that civil monetary penalties could apply if a manufacturer fails to provide discounts under the Medicare Part D coverage gap discount program in the amount of 125% of the discount that was due.

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
We currently face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and from our commercialization of XHANCE, and this risk will increase as we further commercialize XHANCE and other product candidates that we may develop. We may face product liability claims, regardless of FDA approval for commercial manufacturing and sale as product liability claims may be brought against us by patients who have used XHANCE in any of our clinical trials, future patients, healthcare providers or others using, administering or selling XHANCE and any of our product candidates, if and when approved. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:
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
Additionally, any agreements we may enter into in the future with collaborators in connection with the development or commercialization of XHANCE, our EDS technology or any of our other product candidates may entitle us to indemnification against product liability losses, but such indemnification may not be available or adequate should any claim arise. In addition, several of our agreements require us to indemnify third parties and these indemnifications obligations may exceed the coverage under our product liability insurance policy.
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

The key competitive factors that we expect to impact the commercial success of XHANCE and any other product candidates we may develop are likely to be their efficacy, safety and tolerability profile, reliability, convenience of administration, price and reimbursement. Nasonex™ (mometasone furoate monohydrate) is the only other branded INS drug therapy approved by the FDA for the treatment of nasal polyps. Nasonex was marketed by Merck before being removed from the prescription market, but is available over-the-counter without a prescription for other indications. Generic versions of Nasonex™, mometasone furoate monohydrate, remain available as prescription drugs. In addition, Beconase AQ™, which is an INS marketed by GlaxoSmithKline, is indicated for the prophylaxis of nasal polyps after surgical resection, SINUVA™ is a commercially available corticosteroid-eluting implant indicated for the treatment of nasal polyps in adult patients who have had ethmoid sinus surgery that can be placed in the ethmoid sinus under endoscopic visualization for up to 90 days. To date, four monoclonal antibodies have been studied in nasal polyps: omalizumab, benralizumab, mepolizumab and dupilumab. DUPIXENT™ (dupilumab), which is a monoclonal antibody marketed by Sanofi and Regeneron, was approved by the FDA in 2019 as an add-on maintenance treatment (to an intranasal steroid) in adult patients with inadequately controlled chronic rhinosinusitis with nasal polyposis; XOLAIR™ (omalizumab), which is a monoclonal antibody marketed by Genentech USA, Inc. and Novartis Pharmaceuticals Corporation, was approved by the FDA in 2020 as an add-on maintenance treatment of nasal polyps in adult patients with inadequate response to nasal corticosteroids; and NUCALA™ (mepolizumab), which is a monoclonal antibody marketed by GlaxoSmithKline, was approved by the FDA in 2021 as an add-on maintenance treatment of chronic rhinosinusitis with nasal polyps in adult patients with inadequate response to nasal corticosteroids. Although we are not aware of any drug therapy approved by the FDA or foreign regulatory agencies for the treatment of chronic rhinosinusitis (or chronic sinusitis) without nasal polyps, the above referenced monoclonal antibodies are being, or are expected to be, studied as potential treatments for patients with chronic rhinosinusitis without nasal polyps. In addition, Lyra Therapeutics is developing corticosteroid-eluting implants as potential treatment for patients with chronic rhinosinusitis.
Even though they have not been approved for the treatment of such indications, published clinical practice guidelines do recommend the use of INS products for the treatment of chronic rhinosinusitis with and without nasal polyps in an effort to maximize medical therapy prior to surgical intervention. Currently approved branded INS products include Rhinocort™, marketed by AstraZeneca, Nasacort AQ™, marketed by Sanofi-Aventis, Beconase AQ™, Flonase™ (which contains the same active pharmaceutical ingredient as XHANCE), and Veramyst™, each marketed by GlaxoSmithKline, Qnasl™, marketed by Teva Pharmaceuticals, and Omnaris™ and Zetonna™, each marketed by Sunovion Pharmaceuticals. In lieu of prescription INS nasal sprays, physicians may recommend, and patients may elect to use, over-the-counter INS nasal sprays including over-the-counter products containing fluticasone propionate and mometasone furoate monohydrate.
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
Risks Related to Clinical Development and Regulatory Approval of XHANCE for the Treatment of Sinusitis and Our Other Product Candidates
The design and execution of clinical trials to support FDA-approval of XHANCE for the treatment of chronic sinusitis is subject to substantial risk and uncertainty.

We have conducted a clinical program to support a follow-on indication of XHANCE for the treatment of chronic sinusitis. Although the term chronic rhinosinusitis is often used in medical literature and medical practice, the FDA did not historically recognize chronic rhinosinusitis as an indication for drug development purposes. Instead, the FDA recognized "chronic sinusitis" and "nasal polyps" as indications for drug development purposes rather than the terminology "chronic rhinosinusitis with or without nasal polyps." Recently, the FDA has approved drug products for the treatment of chronic rhinosinusitis with nasal polyps and issued a guidance document in November 2021 for clinical trial programs for nasal polyps in which it supports use of the terminology "chronic rhinosinusitis with nasal polyps" instead of "nasal polyps" and "chronic rhinosinusitis without nasal polyps" instead of "chronic sinusitis". In addition, in January 2023, at the request of the FDA, the indication statement for XHANCE was changed from "the treatment of nasal polyps" to "the treatment of chronic rhinosinusitis with nasal polyps" to conform to the FDA's current labeling terminology and not as a result of additional clinical data.
In February 2022, we submitted a prior approval efficacy supplement under our currently approved 505(b)(2) NDA for a follow-on indication for XHANCE for the treatment of chronic rhinosinusitis. However, as a result of the FDA's evolving view on terminology for nasal polyps, it is uncertain whether the phase 3 clinical trial program that we have conducted for XHANCE would support a follow-on indication for the "treatment of chronic sinusitis," the "treatment of chronic rhinosinusitis" or the "treatment of chronic rhinosinusitis without nasal polyps" or other similar terminology. It is our belief that these variations in terminology are synonymous from a promotional perspective. Furthermore, because there is no FDA-approved product for the treatment of chronic rhinosinusitis (or the treatment of chronic rhinosinusitis or chronic sinusitis), we believe there is substantial risk and uncertainty in planning and conducting adequate clinical trials to meet FDA requirements to support approval for this indication.

Generally, the FDA requires, among other things, that safety and efficacy be established in two adequate and well-controlled studies in the target indication. We designed and conducted the ReOpen program to include chronic sinusitis patients that had objectively verified sinus disease as measured by CT scan. In ReOpen1, we enrolled 205 subjects with chronic sinusitis with nasal polyps and 122 subjects with chronic sinusitis without nasal polyps. In ReOpen2, we only enrolled subjects with chronic sinusitis without nasal polyps. In the ReOpen1 total patient population, we demonstrated a statistically significant benefit for both primary endpoints, composite symptom relief and change in inflammation inside the sinus cavities, as measured by the change in average of percentages of volume occupied by disease (APOV). In addition, although ReOpen1 was not powered to demonstrate statistical significance in either endpoint for the subgroup of patients with chronic sinusitis without nasal polyps, we demonstrated statistical significance for the composite symptom relief endpoint within this subgroup, but not APOV. In ReOpen2, in which only patients with chronic sinusitis without nasal polyps were enrolled, we demonstrated statistically significant benefit in both the composite symptom relief and APOV endpoints.

If the FDA does not find the results of the ReOpen studies to be adequate to sufficiently demonstrate safety and efficacy of XHANCE for the treatment of chronic rhinosinusitis, we may not be successful in obtaining FDA approval for the follow-on indication without having to conduct additional trials. If we do not obtain a follow-on indication for the treatment of chronic rhinosinusitis, our promotion of XHANCE will be limited to nasal polyps, which would limit our potential sales of XHANCE, in which case our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to maintain compliance with the financial and liquidity covenants of the A&R Note Purchase Agreement or continue as a going concern.
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
▪the data collected from clinical trials of our product candidates may not be sufficient to support the approval of an NDA or prior approval efficacy supplement;
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
Clinical trials are expensive, can take many years to complete and have highly uncertain outcomes. Failure can occur at any time during the clinical trial process as a result of inadequate performance of a drug, inadequate adherence by patients or investigators to clinical trial protocols, investigators failure to comply with applicable laws, or other factors. Drug candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through earlier clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials as a result of a lack of efficacy or adverse safety profiles, despite promising results in earlier trials. Our clinical trials for the follow-on indication of XHANCE for the treatment of chronic rhinosinusitis or our other product candidates may not be successful or may be more expensive or time-consuming than we currently expect. If clinical trials for this or any other product candidate fail to demonstrate safety or efficacy to the satisfaction of the FDA, the FDA may not approve the follow-on indication of XHANCE or any other product candidate and we would not be able to commercialize it, which could substantially harm our business.
Delays in clinical trials are common and have many causes, and any delay could result in increased costs to us and jeopardize or delay our ability to obtain regulatory approval and commence product sales, or our ability to maintain regulatory approval.
Our ongoing and future clinical trials may not begin on time, have an effective design, enroll a sufficient number of patients, timely enroll patients, or be completed on schedule, if at all. We have experienced and may experience further delays in clinical trials of our product candidates or for our FDA-mandated post-marketing pediatric study for XHANCE. Our clinical trials can be delayed or terminated for a variety of reasons, including, but not limited to:
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

For example, previous guidance related to the expected timing of results from our chronic sinusitis trials indicated that top-line results from both trials would be available in the second half of 2021. Pauses in patient enrollment due to factors related to the COVID-19 pandemic had varying effects in different geographies and over time led to a delay in the availability of data from our chronic sinusitis trials.

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
We do not own any manufacturing facilities. We currently have no plans to build our own clinical or commercial scale manufacturing facility. We lack the resources to manufacture and test, on a commercial scale, the technical performance of XHANCE and our other product candidates. We currently rely, and expect to continue to rely, on a limited number of experienced personnel and CMOs and suppliers who assist in the production, assembly, test, supply, storage and distribution of XHANCE and its components for commercial and clinical supplies, and we control only some of the aspects of their activities. We may not be able to maintain terms that are favorable to us. We may not be able to enter into commercial manufacturing and supply agreements with any necessary third parties, should such additional agreements become necessary. If we are unable to enter into such agreements or maintain existing agreements, each on commercially reasonable terms, our ability to commercialize XHANCE would be impaired, and our business, financial condition and results of operations would be materially adversely affected. We have initiated the process of qualifying alternate third-party suppliers for select components of XHANCE. Alternate third party suppliers of XHANCE components are subject to qualification and approval from the FDA which can be a lengthy and expensive process.
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

Any production shortfall that impairs the supply of XHANCE or any of its components could have a material adverse effect on our business, financial condition and results of operations and adversely affect our ability to satisfy demand for XHANCE, which could adversely affect our product sales and operating results materially. For example, the sole supplier of the pump incorporated into XHANCE is discontinuing the manufacture of the pump. As a result, we are currently in the process of evaluating and testing replacement pumps. Although we have purchased excess pumps, any delay in identifying and obtaining FDA-approval of a replacement pump would have a material adverse impact in our ability to supply XHANCE. We have also initiated the process of qualifying alternate third-party suppliers for select components of XHANCE. Alternate third party suppliers of XHANCE components are subject to qualification and approval from the FDA.
If third-party manufacturers, wholesalers, distributors and PPN partners fail to devote sufficient time and resources to XHANCE or their performance is substandard, our product supply may be negatively impacted.
Our reliance on a limited number of manufacturers, wholesalers, distributors and PPN partners exposes us to the following risks, any of which could limit commercial supply of our products, result in higher costs, or result in a loss of potential product revenues:
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
▪our CMOs, wholesalers, distributors and PPN partners could default on their agreements with us to meet our requirements for commercial supply and distribution of XHANCE;
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
Issues may arise involving product manufacturing of XHANCE or any of our products that may be under development, including but not limited to delays in receiving finished product or product components or raw materials, analytical testing issues, product-packaging problems and equipment malfunctions. These issues may require refinement or resolution in order to continue and not delay the commercialization of XHANCE or development of any of our products under development. In addition, quality issues may arise during commercial manufacturing processes or the scale-up of any of our products that may be under development. Any issues in our product or delivery devices could result in increased scrutiny by regulatory authorities, delays in our regulatory approval process, increases in our operating expenses, shortages in our products available for sales or clinical trial use, decreases in sales to customers, or failure to obtain or maintain approval for our products. We have initiated the process of qualifying alternate third-party suppliers for select components of XHANCE. Alternate third party suppliers of XHANCE components are subject to qualification and approval from the FDA.
We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, or if they terminate their agreement with us, we may not be able to obtain regulatory approval for or commercialize our product candidates.
We have relied upon and plan to continue to rely upon CROs to monitor and manage data for our prospective preclinical and clinical programs. We rely on these parties for execution of our clinical trials, and we control only some of the aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies and clinical trials are conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with federal regulations and cGCP, which are international standards meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, advisors and monitors. cGCPs are enforced by the FDA and foreign regulatory authorities in the form of International Conference on Harmonization (ICH) guidelines for all of our product candidates in clinical development. Regulatory authorities enforce cGCP through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable cGCP and other regulations, including as a result of any recent changes in such regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with cGCP requirements. While we have agreements governing activities of our CROs, we have limited influence over their actual performance. Failure to comply with applicable regulations in the conduct of the clinical trials for our product candidates may require us to repeat preclinical studies and clinical trials, which would increase our operating expenses and delay the regulatory approval process.
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
We historically operated portions of our business through our foreign subsidiaries, including through our Norwegian subsidiary, OptiNose AS, which, until 2022, owned a substantial portion of our intellectual property and conducted certain development activities. We also operated a United Kingdom subsidiary, OptiNose UK Ltd.. We are in the process of dissolving both OptiNose AS and OptiNose UK, Ltd. The operations we conduct in other countries, including clinical trials, and the operations conducted by third party suppliers and vendors with whom we do business, are subject to foreign laws. We are subject to a number of risks associated with our international business operations and activities that may increase liability, costs, and require significant management attention. These risks include:
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
Prior to 2023, we had operations in Norway and the UK and a substantial portion of our intellectual property, including certain rights to XHANCE, were owned by OptiNose AS, our Norwegian subsidiary, until 2022. We file tax returns in various jurisdictions and those returns are subject to examination by the tax authorities. During an examination, a tax authority could challenge positions taken on a return. Such a challenge could result in the loss of tax attributes or in the payment of tax which could have an unfavorable impact on our financial condition.
Prior to 2023, we operated pursuant to written intercompany license, service and related agreements that establish prices for intellectual property and for services provided such as production, marketing, management, and technology development activities that are performed by one group company for another group company. The amounts paid under these intercompany agreements are commonly considered for tax purposes as transfer prices. If the affiliated companies are located in different countries, the tax laws and regulations of each country generally require that transfer prices be at arm’s length as if between unrelated companies. Our transfer pricing arrangements consider requirements of the jurisdictions in which we operate but are not binding on the tax authorities. If any tax authority is successful in challenging our transfer prices, there could be an increase in taxable income in that jurisdiction which could increase our tax liabilities. Further, if the tax authority in the other country does not agree with the adjustment, both countries could tax the same income, resulting in double taxation.
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
As of February 1, 2023, we owned over 60 U.S. issued patents and pending U.S. patent applications. Our issued U.S. patents expire between 2023 and 2036. We do not know whether any of our patent applications will result in issued patents or, if any of our patent applications do issue, whether such patents will protect our technology and drugs, in whole or in part, or whether such patents will effectively prevent others from commercializing competitive technologies and products. There is no guarantee that any of our issued or granted patents will not later be found invalid or unenforceable. Furthermore, as our issued patents expire, the risk that competitors may be able to circumvent our remaining patents by developing similar or alternate technologies or products in a non-infringing manner is increased. Two of our 13 patents listed in the FDA's Orange Book for XHANCE are set to expire from 2023 to 2025. These patents cover certain aspects of our exhalation deliver system technology utilized by XHANCE.
The laws of foreign countries may not protect our rights to the same extent as the laws of the U.S. or vice versa. For example, European patent law restricts the patentability of methods of treatment of the human body more than U.S. law does. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing or in some cases not at all, until they are issued as a patent. Therefore, we cannot be certain that we were the first to make the inventions claimed in our pending patent applications, that we were the first to file for patent protection of such inventions, or that we have found all of the potentially relevant prior art relating to our patents and patent applications that could invalidate one or more of our patents or prevent one or more of our patent applications from issuing. Even if patents do successfully issue and even if such patents cover our product candidates, third parties may initiate oppositions, interferences, re-examinations, post-grant reviews, inter partes reviews, nullification or derivation actions in court or before patent offices or similar proceedings challenging the validity, enforceability, or scope of such patents, which may result in the patent claims being narrowed or invalidated. For example, the issuance of three of our patents in Europe are subject to opposition proceedings - these patent applications cover certain aspects of our flexible mouthpiece, nosepiece and liquid EDS. Furthermore, even if our patents are not challenged, our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our product candidates, or prevent others from designing around our claims. Any of these outcomes could impair our ability to prevent competition from third parties.
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
Our commercial success depends upon our ability to develop, manufacture, market and sell XHANCE and our other product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. While our product candidates are in preclinical studies and clinical trials, we believe that the use of our product candidates in these preclinical studies and clinical trials falls within the scope of the exemptions provided by 35 U.S.C. Section 271(e) in the U.S., which exempts from patent infringement liability activities reasonably related to the development and submission of information to the FDA. As XHANCE and Onzetra Xsail are commercialized and our other product candidates progress toward commercialization, the possibility of a patent infringement claim against us increases. If we use the Section 505(b)(2) regulatory pathway for the follow-on indication of chronic rhinosinusitis or any of our other product candidates it will require us to provide a Paragraph IV certification to the NDA and patent holders of the RLD pursuant to the Hatch-Waxman Act if the RLD is covered by Orange Book-listed patents. If the NDA or patent holder files a patent infringement lawsuit against us within 45 days of its receipt of notice of our certification, the FDA is prevented from approving our Section 505(b)(2) NDA until the earliest of 30 months, expiration of the patents, settlement of the lawsuit or a court decision in the infringement case that is favorable to us. In connection with our submission of the prior approval efficacy supplement for a follow-on indication for XHANCE for chronic rhinosinusitis in February 2023, we provided Paragraph IV certifications to the FDA and notice of such certifications to the NDA and patent holders for the two Orange Book-listed patents for Flovent HFA (one of the RLDs for XHANCE's original NDA). If these NDA and patent holders file a patent infringement action against us within 45 days from receipt of our notice of certification, the potential follow-on indication for XHANCE for chronic rhinosinusitis may be delayed and we may incur significant expenses defending such action. Accordingly, we may invest significant time and expense in the development of our product candidates only to be subject to significant delay and expensive and time-consuming patent litigation before our product candidates may be commercialized. There can be no assurance that our product candidates do not infringe other parties' patents or other proprietary rights and competitors or other parties may assert that we infringe their proprietary rights in any event.
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
Our competitors may seek to market generic versions of XHANCE or any other product for which we obtain approval by submitting ANDAs to the FDA or new products that use our approved products as the RLD, in each case where our competitors claim that our patents are invalid, unenforceable or not infringed. Alternatively, our competitors may seek approval to market their own products that are the same as, similar to or otherwise competitive with XHANCE and any future product candidates we may develop. In these circumstances, we may need to defend or assert our patents, by means including filing lawsuits alleging patent infringement requiring us to engage in complex, lengthy and costly litigation or other proceedings. In any of these types of proceedings, a court or government agency with jurisdiction may find our patents invalid, unenforceable or not infringed. We may also fail to identify patentable aspects of our research and development before it is too late to obtain patent protection. Even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives. Furthermore, as our issued patents expire, the risk that competitors may be able to circumvent our remaining patents by developing similar or alternate technologies or products in a non-infringing manner is increased. Two of our 13 remaining patents listed in the FDA's Orange Book for XHANCE are set to expire from 2023 to 2025. These patents cover certain aspects of our exhalation deliver system technology utilized by XHANCE.
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
We expect to rely on trademarks as one means to distinguish any of our product candidates that are approved for marketing from the products of our competitors. OPTINOSE®, XHANCE®, EDS® and Exhalation Delivery System™ are trademarks of ours in the U.S. Our trademarks may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. If we are unable to establish name recognition based on our trademarks, we may not be able to compete effectively.
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
As of March 1, 2023, there were 111,810,073 outstanding shares of our common stock. Holders of an aggregate of 14,461,137 shares of our common stock have rights, subject to specified conditions, that require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Of these shares, 14,273,017 are already covered by a registration statement and may be sold in the public market pursuant to such registration statement. Additionally, these shares are also eligible for sale without registration under Rule 144, subject to volume limitations applicable to affiliates. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
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
Our executive officers, directors, beneficial owners of 5% or more of our capital stock and their respective affiliates, in the aggregate, beneficially own approximately 59.0% of our outstanding common stock as of December 31, 2022. Entities associated with MVM Partners, LLC (MVM) and Fidelity, our largest stockholders, each hold approximately 13.1% of our common stock as of December 31, 2022. Additionally, entities associated with Avista Capital Partners II, L.P. (Avista) collectively hold as a group approximately 12.8% of our outstanding stock as of December 31, 2022. As a result, Avista, Fidelity and MVM can significantly influence the outcome of matters requiring stockholder approval, including the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest. The interests of Avista, Fidelity and MVM may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock. In addition, because Avista and certain of our other principal stockholders have held their shares for several years, they may be more interested in selling our company than other investors, or they may want us to pursue strategies that deviate from the interests of other stockholders. Such concentration of ownership control may also:
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
▪provide that our board of directors will be classified into three classes with staggered, three-year terms and that, directors may only be removed for cause by the affirmative vote of the holders of at least a majority of the voting power of outstanding shares of our capital stock;
▪provide that all vacancies on our board of directors, including as a result of newly created directorships, may, except as otherwise required by law, be filled only by the affirmative vote of a majority of directors then in office, even if less than a quorum;
▪require that any action to be taken by our stockholders must be effected at a duly called annual or special meeting of stockholders and not be taken by written consent;
▪provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide advance notice in writing, and also specify requirements as to the form and content of a stockholder's notice;
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
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, who are responsible for appointing the members of our management. We are also governed by the provisions of Section 203 of the Delaware General Corporation Law. These provisions may discourage, delay or prevent someone from acquiring us or merging with us whether or not it is desired by or beneficial to our stockholders. Under Section 203, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, prior to the time the stockholder has become an interested stockholder, the board of directors has approved either the business combination or the transaction which resulted in the stockholder becoming an interested stockholder.
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

The California Consumer Privacy Act, or CCPA, establishes certain requirements for data use and sharing transparency and provides California residents certain rights concerning the use, disclosure, and retention of their personal data. The CCPA and its implementing regulations have already been amended multiple times since their enactment. In November 2020, California voters approved the California Privacy Rights Act (“CPRA”) ballot initiative, which introduced significant amendments to the CCPA and established and funded a dedicated California privacy regulator, the California Privacy Protection Agency. The amendments introduced by the CPRA went into effect on January 1, 2023, and new implementing regulations are expected to be introduced by the California Privacy Protection Agency. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or potential statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with certain types of incidents. These claims may result in significant liability and damages. We implemented processes to manage compliance with the CCPA and continue to assess the impact of the CPRA, and other state legislation, on our business as additional information and guidance becomes available. These laws and regulations are evolving and subject to interpretation, and may impose limitations on our activities or otherwise adversely affect our business. Similarly, there are a number of legislative proposals in the European Union, the United States, at both the federal and state level, and in other jurisdictions that could impose new obligations or limitations in areas affecting our business. For example, other states, including Virginia, Colorado, Utah, and Connecticut have enacted privacy laws similar to the CCPA that impose new obligations or limitations in areas affecting our business and we continue to assess the impact of these state legislations on our business as additional information and guidance becomes available. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services and research activities. These laws and regulations, as well as any associated claims, inquiries, or investigations or any other government actions may lead to unfavorable outcomes including increased compliance costs, delays or impediments in the development of new products, negative publicity, increased operating costs, diversion of management time and attention, and remedies that harm our business, including fines or demands or orders that we modify or cease existing business practices.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal office is located in Yardley, Pennsylvania, where we lease approximately 30,000 square feet of office space pursuant to a lease that expires in May 2024. We also lease facilities in Ewing, New Jersey. We believe our facilities are adequate to meet our current needs, although we may seek to negotiate new leases or evaluate additional or alternate space for our operations. We believe appropriate alternative space will be readily available on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any material pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Global Select Market under the symbol “OPTN”. As of March 1, 2023, there were 111,810,073 shares of our common stock outstanding. There were approximately 18 stockholders of record at March 1, 2023. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Securities Authorized for Issuance under Equity Compensation Plans
Information required by Item 5 of Form 10-K regarding our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.
Recent Sales of Unregistered Securities
Other than as previously disclosed on our Current Reports on Form 8-K or Quarterly Reports on Form 10-Q filed with the SEC, we did not issue any unregistered equity securities during the twelve months ended December 31, 2022.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
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
In September 2017, the U.S. Food and Drug Administration (FDA) approved XHANCE for the treatment of nasal polyps in patients 18 years of age or older. XHANCE was made widely available through commercial channels in April 2018. In January 2023, the indication statement for XHANCE was changed from “for the treatment of nasal polyps” to “for the treatment of chronic rhinosinusitis with nasal polyps” to reflect current FDA labeling terminology and not based on new XHANCE clinical trial data.
In March and June 2022, we announced positive top line results from our two Phase 3b clinical trials in of XHANCE for a follow-on indication for the treatment of chronic sinusitis. In February 2023, we submitted a prior approval efficacy supplement (sNDA) to support the approval of a new indication for XHANCE for the treatment of chronic sinusitis. Assuming the FDA's acceptance of the sNDA submission and a standard review period, we expect the FDA's target action date to be in December 2023. If the sNDA is approved, XHANCE has the potential to be the first drug therapy approved by the FDA for the treatment of chronic sinusitis.
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

Business Updates
We track and report metrics that we believe are an important part of assessing our progress in key strategic areas including:
•XHANCE Prescriptions and Market Share. Based on third-party prescription data as well as data from PPN partners, the total estimated number of XHANCE prescriptions in the fourth quarter of 2022 was 86,200, which represents an 8% decrease for prescriptions when compared to estimated fourth quarter 2021 prescriptions of 93,700. The INS prescription market increased approximately 3% from fourth quarter 2021 to fourth quarter 2022 based on third-party prescription data. In addition, the total estimated number of XHANCE prescriptions was 80,600 in the first quarter of 2022, 87,600 in the second quarter of 2022, and 86,600 in the third quarter of 2022.
A seasonal effect has historically been observed in the INS prescription market in which market volume generally peaks near the middle of the second quarter and declines into the early part of the third quarter of each calendar year. Based on third-party prescription data, INS market prescriptions decreased 4% from the fourth quarter of 2020 to the first quarter of 2021, increased 14% from the first quarter of 2021 to the second quarter of 2021, decreased 4% from the second quarter of 2021 to the third quarter of 2021, increased 1% from the third quarter of 2021 to the fourth quarter of 2021, were flat from the fourth quarter of 2021 to the first quarter of 2022, increased 7% from the first quarter of 2022 to the second quarter of 2022, decreased 7% from the second quarter of 2022 to the third quarter of 2022, and increased 4% from the third quarter of 2022 to the fourth quarter of 2022. In addition, based on third-party prescription data, INS market prescriptions decreased 7% from full year 2019 to full year 2020, were flat from full year 2020 to full year 2021, and increased 4% from full year 2021 to full year 2022.
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
We believe our co-pay savings program and market access influence prescription volume. In January 2021 we adjusted the terms of our co-pay savings program to decrease the number and proportion of total prescriptions filled by patients in commercial insurance plans that do not cover XHANCE. In January 2022 we adjusted the terms of our co-pay savings program to decrease the number and proportion of total prescriptions filled by patients in commercial insurance plans that have high deductibles. In the future we may make additional changes to our co-pay savings program that could influence prescription volume.
In addition, while we believe that as of December 31, 2022, approximately 80% of commercially insured lives are currently in a plan that covers XHANCE, payors generally impose restrictions on access to or usage of XHANCE, such as by requiring prior authorizations or "step-edits". For example, insurers may require that a physician attest that they are treating a patient for an approved indication prior to becoming eligible for coverage for XHANCE. Approximately half of the commercially covered lives as of December 31, 2022 are in a plan that requires a prior authorization and most of those prior authorizations request information regarding prior use of INS and patient diagnosis. In some cases, patients do not meet the payors' utilization management criteria. Some providers may not complete the burdensome administrative process required to demonstrate or document that the patients for whom XHANCE has been prescribed meet the payors’ utilization management criteria (i.e., prior authorizations or step-edits) and, as a result, patients will not gain access to XHANCE treatment. We believe increasing rates of enforcement of the utilization management criteria had a negative effect on XHANCE prescription volume growth in 2022 and may continue to have a negative effect on prescription volume in the future. These requirements include physician attestation to a diagnosis of nasal polyps which can be a hurdle for some physicians in our target audience because it is not a diagnosis they make commonly.
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
We believe market share, in addition to XHANCE prescription volume, can provide information regarding XHANCE utilization because market share normalizes XHANCE prescriptions for market effects including the INS market seasonality, seasonal variation in patient visits with their doctor, annual deductible resets and annual changes in individual patient's healthcare insurance coverage referenced above. Based on third-party prescription data as well as data from PPN partners, we estimate XHANCE had a market share in our current target audience of 21,000 physicians of 4.8% in the fourth quarter of 2020, 5.0% in the first quarter of 2021, 5.2% in the second quarter of 2021, 5.7% in the third quarter of 2021, 5.9% in the fourth quarter of 2021, 5.4% in the first quarter of 2022, 5.6% in the second quarter of 2022, 5.7% in the third quarter of 2022, and 5.7% in the fourth quarter of 2022. Note that most of the INS prescriptions written within our target physician audience are for chronic sinusitis, allergic rhinitis and other conditions outside of our nasal polyp indication. Our target physician audience is subject to revision each quarter to account for changes such as revised sales target prioritization, and physician retirements. Changes to the target physician audience can contribute to some of the quarter-over-quarter change in market share.
•XHANCE New Prescriptions and Refill Prescriptions. The underlying disease that we are treating is chronic and, as a result, many patients may fill multiple prescriptions per year. We monitor new prescriptions as they create the potential for future refill prescriptions. Based on third-party prescription data as well as data from PPN partners, the total estimated number of XHANCE new prescriptions in the fourth quarter of 2022 was 27,700, which represents a 7% decrease for new prescriptions when compared to estimated fourth quarter 2021 new prescriptions of 29,900. In addition, the total estimated number of XHANCE new prescriptions was 28,200 in first quarter 2022, 29,200 in second quarter 2022, and 28,000 in third quarter 2022. Based on third-party prescription data, the INS market for new prescriptions increased 5% from the fourth quarter of 2021 to the fourth quarter of 2022 and increased 7% from the third quarter of 2022 to the fourth quarter of 2022. In addition, based on third-party prescription data, the INS market for new prescriptions decreased 13% from full year 2019 to full year 2020, increased 4% from full year 2020 to full year 2021, and increased 7% from full year 2021 to full year 2022.
We track refill prescriptions and provide patient assistance to support refill programs that are administered by our PPN partners. Based on third-party prescription data as well as data from PPN partners, the total estimated number of XHANCE refill prescriptions in the fourth quarter of 2022 was 58,500, which represents an 8% decrease for refill prescriptions when compared to estimated fourth quarter 2021 refill prescriptions of 63,800. In addition, the total estimated number of XHANCE refill prescriptions was 52,400 in first quarter 2022, 58,400 in second quarter 2022, and 58,600 in third quarter 2022.

•Prescribing Breadth and Depth. We track the number of physicians who prescribe XHANCE in a time period to evaluate the breadth of prescribing. Based on third-party prescription data as well as data from PPN partners, the total estimated number of physicians who had at least one patient fill a prescription for XHANCE in the fourth quarter of 2022 was 8,104, which represents 8% growth when compared to the estimated 7,532 physicians who had at least one patient fill a prescription for XHANCE in the fourth quarter of 2021. In addition, the total estimated number of physicians who had at least one patient fill a prescription for XHANCE was 7,690 in the first quarter of 2022, 7,851 in the second quarter of 2022, and 7,892 in the third quarter of 2022.
We also track the number of prescriptions filled by a prescribing physician's patients in a time period to evaluate depth of prescribing. Based on third-party prescription data as well as data from PPN partners, the total estimated number of physicians who had more than 15 XHANCE prescriptions filled by their patients in the fourth quarter of 2022 was 1,449, which represents a decrease of 9% when compared to the estimated 1,589 physicians who had more than 15 XHANCE prescriptions filled by their patients in the fourth quarter of 2021. In addition, the total estimated number of physicians who had more than 15 XHANCE prescriptions filled by their patients was 1,468 in the first quarter of 2022, 1,500 in the second quarter of 2022, and 1,491 in the third quarter of 2022.
•XHANCE Net Product Revenues per Prescription. We calculate average net product revenues per prescription, one metric that we use to gauge the profitability of XHANCE, by dividing net product revenues for the quarter by the estimated number of XHANCE prescriptions dispensed during the quarter. Average XHANCE net product revenues per prescription were $242 in the fourth quarter of 2022 which represents a 1% increase when compared to the $240 average XHANCE net product revenues per prescription in the fourth quarter of 2021. In addition, average XHANCE net revenues per prescription were $183 in the first quarter of 2022, $235 in the second quarter of 2022, and $232 in the third quarter of 2022.

Business Updates in Response to the COVID-19 Pandemic
The COVID-19 pandemic has caused business and economic disruption, and may cause future disruption.
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
•Federal, state and local government requirements and guidances have impacted virtually all of the physicians' offices in which our territory managers detail XHANCE. These impacts include reduced patient visits, temporary halt of territory managers' visits, restrictions imposed on the logistics and frequency of territory managers' visits, physician office staff turnover, and temporary closings of physicians' offices. We believe the restrictions imposed on the logistics and frequency of territory managers' visits have now become permanent in some physician officers which is adversely impacting the effectiveness of our sales force.
•Although XHANCE prescriptions have grown since the start of the pandemic, the rate of growth was below our pre-pandemic expectations. The duration and magnitude of the impact of the COVID-19 pandemic on XHANCE prescriptions and XHANCE net revenue has had and could in the future continue to affect our ability to remain in compliance with the financial covenant to achieve certain minimum trailing twelve month consolidated XHANCE net product sales and royalties and other covenants under that certain Note Purchase Agreement dated as of September 12, 2019 that we entered into with funds managed by Pharmakon Advisors, LP (Pharmakon), the investment manager of the BioPharma Credit Funds (BioPharma), as amended pursuant to that certain letter agreement dated as of August 13, 2020, as further amended by that certain First Amendment to Note Purchase Agreement dated as of March 2, 2021, as further amended pursuant to that certain Second Amendment to Note Purchase Agreement dated as of November 16, 2021, as further amended pursuant to that certain Third Amendment dated as of August 10, 2022, as further amended pursuant to that certain Fourth Amendment to Note Purchase Agreement dated as of November 9, 2022, and as further amended pursuant to that certain Amended and Restated Note

Purchase Agreement dated as of November 23, 2023 (as so amended and restated, the "A&R Note Purchase Agreement").
•We believe we are maintaining appropriate levels of finished product inventories in the event of future supply disruption; however, the duration and magnitude of a future negative impact from the COVID-19 pandemic could constrain our supply of XHANCE.
•For subjects that participated in our two chronic sinusitis trials, procedures to facilitate ongoing treatment and capture of data during periods of in-person care restrictions were put in place. Pauses in patient enrollment due to factors related to the COVID-19 pandemic had varying effects in different geographies which resulted in delays and additional costs associated with our chronic sinusitis trials.
The COVID-19 pandemic has had, and may continue to have, adverse impacts on XHANCE prescription volume and net revenues as a result of fewer patients visiting physician offices, the restrictions imposed on the logistics and frequency of territory managers' visits becoming permanent in some physician offices, turnover of physician office staff, changes in employment that can adversely affect availability of insurance coverage of XHANCE, our ability to maintain compliance with the financial and other covenants under the A&R Note Purchase Agreement, and the availability and cost of capital for us to fund our business operations and service our debt. We will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to our operations as necessary.

Financial Operations Overview
The following discussion sets forth certain components of our consolidated statements of operations as well as factors that impact those items.
Net product revenues
Sales of XHANCE generated $76.3 million and $73.7 million in net product revenues for the years ended December 31, 2022 and 2021, respectively. In accordance with GAAP, we determine net product revenues for XHANCE, with specific assumptions for variable consideration components including but not limited to trade discounts and allowances, co-pay assistance programs and payor rebates.
Based on available XHANCE prescription data purchased from third parties and data from our PPN partners, our average net product revenue per prescription for the fourth quarter of 2022 was $242 which represents a 1% increase when compared to the $240 in the fourth quarter of 2020. Average net product revenue per prescription for the year ended December 31, 2022 was $224, which represents a 2% increase compared to our average net product revenue per prescription of approximately $219 for the year ended December 31, 2021.
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
We expect full year 2023 net product revenues will be between $62.0 to $68.0 million. In December 2022, we reduced our number of territory managers from approximately 90 to approximately 77 as part of actions intended to reduce total operating expenses for full year 2023 by approximately $30.0 million compared to 2022, of which approximately half is related to sales and marketing. In addition, the expectation of full year 2023 net product revenues between $62.0 and $68.0 million does not assume net product revenues attributable to a launch of XHANCE as a treatment for patients with chronic sinusitis. Our expectation for full year 2023 net product revenues includes our expectation that first quarter 2023 net product revenues will be approximately $10.0 million. The year-over-year decrease to net product revenues for first quarter 2023 is attributable to an expected increase in gross-to-net deductions and an expected decrease in units shipped. The expected increase in gross-to-net deductions includes increased rebates and changes in business mix that also affect our expectations for full year 2023 net product revenues and average net product revenues per prescription. For the full year 2023, we believe average net product revenues per prescription will be approximately $200.

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

Warrant Liability
In November 2022, the Company issued warrants in connection with a public offering. These warrants are required to be measured at fair value and reported as a liability in the consolidated balance sheet. We recorded the fair value of the warrants upon issuance using a Monte Carlo simulation and are required to revalue the warrants at each reporting date with any changes in fair value recorded on our statement of operations. The valuation of the warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. The change in the fair value of the Level 3 warrants liabilities is reflected in the statement of operations for the year ended December 31, 2022.
Interest (income) expense
Interest (income) expense consists of interest earned on our cash and cash equivalents held with institutional banks and interest expense is primarily related to the outstanding senior secured notes issued pursuant to the A&R Note Purchase Agreement (Pharmakon Senior Secured Notes).
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
Warrant Liability
In November 2022, we issued warrants in connection with a public offering. Pursuant to the terms of the warrants, we could be required to settle the warrants in cash in the event of a "fundamental transaction" as defined in the warrant (which includes, among other things, an acquisition of the Company) and, as a result, the warrants are required to be measured at fair value and reported as a liability in the consolidated balance sheet. We recorded the fair value of the warrants upon issuance using a Monte Carlo simulation and are required to revalue the warrants at each reporting date with any changes in fair value recorded on our statement of operations. The valuation of the warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. The change in the fair value of the Level 3 warrants liabilities is reflected in the statement of operations for the year ended December 31, 2022.
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

Net product revenues
We recognize XHANCE revenue at the point the customer obtains control of the product, which generally occurs upon delivery. The transaction price that is recognized as revenue for products includes an estimate of variable consideration. Payment terms with customers do not exceed one year and, therefore, we do not account for a financing component in our arrangements. Incremental costs of obtaining a contract with a customer (for example, sales commissions) are expensed when incurred as the period of benefit is less than one year. Shipping and handling costs for product shipments to customers are recorded as selling, general and administrative expenses. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available. As of December 31, 2022, we did not make any material adjustment to our prior estimates of variable consideration. Further, we believe that reasonable variations in our estimates of variable consideration would not result in material changes to our financial statements. The components of our variable consideration include the following:
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

Stock-based compensation
We account for stock-based compensation awards in accordance with the FASB ASC Topic 718, Compensation — Stock Compensation (ASC 718). ASC 718 requires all stock-based compensation awards to employees to be recognized as expense based on their grant date fair values. We use the Black-Scholes option pricing model to value our stock option and restricted stock option awards and shares issued under our employee stock purchase plan. Restricted stock units are valued at the fair market value per share of our common stock on the date of grant. We account for forfeitures of stock option awards as they occur. For awards issued to employees, we recognize compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period of the award. The resulting increase or decrease in value, if any, is recognized as expense or a reduction to expense, respectively, during the period the related services are rendered. Expense for awards with performance conditions is estimated and adjusted on a quarterly basis based upon our assessment of the probability that the performance condition will be met. In January 2022, we issued awards with vesting subject to specific market conditions. The calculation of the value of awards that are subject to market conditions, as well as the derived service period for these awards, are determined using a Monte Carlo simulation. Stock based compensation for awards that are subject to a market condition is recognized based over the derived service period.
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

The following table reflects the weighted average assumptions used to estimate the fair value of stock option awards granted and shares issued under the employee stock purchase plan during the year ended December 31, 2022.

	Year Ended December 31, 2022
	2010 A&R Stock Incentive Plan (1)	2017 Employee Stock Purchase Plan
Risk free interest rate	2.22%	0.17%
Expected term (in years)	6.08	0.5
Expected volatility	73.23%	88.13%
Annual dividend yield	0.00%	0.00%

(1) Includes options granted outside the 2010 A&R Stock Incentive Plan. The grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).

For information about our employee stock purchase plan, see Note 14 to the Consolidated Financial Statements.

Recent Accounting Pronouncements
See Note 3 of our audited consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K for a description of recent accounting pronouncements applicable to our consolidated financial statements.
Consolidated Results of Operations
Comparison of the years ended December 31, 2022 and 2021
The following table sets forth our selected consolidated statements of operations data for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021
Revenues:
Net product revenues	$76,276	$73,652
Licensing revenues	—	1,000
Total revenues	76,276	74,652
Costs and expenses:
Cost of product sales	9,263	9,151
Research and development	15,260	25,318
Selling, general and administrative	107,649	106,633
Total operating expenses	132,172	141,102
Loss from operations	(55,896)	(66,450)
Other (income) expense:
Unrealized loss on fair value of warrants	1,211	—
Interest (income) expense	16,330	15,921
Other (income) expense	1,396	(75)
Total other (income) expense	18,937	15,846
Net loss	$(74,833)	$(82,296)
Net product revenues
Net product revenues related to sales of XHANCE were $76.3 million and $73.7 million for the years ended December 31, 2022 and 2021, respectively. Revenue growth was attributable primarily to an increase in average net product revenue per prescription in 2022. We believe increasing rates of payor enforcement of the utilization management criteria had a negative effect on XHANCE prescription volume growth in 2022 and may continue to have a negative effect on prescription volume in the future.
Licensing revenues
Licensing revenues were $1.0 million for the year ended December 31, 2021 as a result of payments received under the terms of the Currax License Agreement entered into in September 2019. There were no Licensing revenues for the year ended December 31, 2022.
Cost of product sales
Cost of product sales related to XHANCE were $9.3 million and $9.2 million for the years ended December 31, 2022 and 2021, respectively, with the increase attributable primarily to an increase in period costs related to the qualification of an alternative third party supplier for select components of XHANCE.
Research and development expense
Research and development expenses were $15.3 million and $25.3 million for the years ended December 31, 2022 and 2021, respectively. The $10.1 million decrease in 2022 was attributable primarily to a $10.1 million decrease in clinical expenses related to our clinical trial program in pursuit of a follow-on indication for XHANCE for the treatment of chronic sinusitis in adults in the U.S. and the FDA-mandated post-marketing pediatric study. This decrease was partially offset by a $0.3 million increase in regulatory and quality costs.

Selling, general and administrative expense
Selling, general and administrative expenses were $107.6 million and $106.6 million for the years ended December 31, 2022 and 2021, respectively. The $1.0 million increase was due primarily to a $0.8 million increase in consulting and professional fees; and a $0.2 million increase in personnel costs.
Interest (income) expense, net
Interest expense, net, was $16.3 million and $15.9 million for the years ended December 31, 2022 and 2021, respectively, which was primarily comprised of interest expense on the Pharmakon Senior Secured Notes during both periods. The increase was primarily driven by the increased interest rate on the Pharmakon Senior Secured Notes in November 2022 as a result of the A&R Note Purchase Agreement. The Company also recognized offering related expenses and an unrealized loss on the fair value of liability classified warrants issued as part of an underwritten public offering during the year ended December 31, 2022.
Liquidity and Capital Resources
Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. We incurred net losses of $74.8 million and $82.3 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $684.9 million. We have funded our operations primarily through the sale of stock and the issuance of debt, as well as through licensing revenues received under the terms of our license agreements and revenues from sales of XHANCE. As of December 31, 2022, we had $94.2 million in cash and cash equivalents.
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(67,651)	$(76,935)
Net cash used in investing activities	(63)	(62)
Net cash provided by financing activities	51,436	43,320
Effects of exchange rates on cash and cash equivalents	7	13
Net decrease in cash and cash equivalents	$(16,271)	$(33,664)
Operating activities
Cash used in operating activities decreased by $9.3 million, from $76.9 million for the year ended December 31, 2021 to $67.7 million for the year ended December 31, 2022. The decrease in cash used in operating activities was attributable primarily to decreased operating expenses and the timing of payment of those expenses.
Investing activities
Cash used in investing activities increased from the year ended December 31, 2021 to the year ended December 31, 2022. The increase in cash used in investing activities was attributable to proceeds from the sale of property and equipment in 2021 that did not recur in 2022.

Financing activities

Cash provided by financing activities for the year ended December 31, 2022, was driven primarily by net proceeds of $51.1 million from the issuance of shares of Company common stock and accompanying warrants as a result of a November 2022 underwritten public offering of 27,861,299 shares at a price of $1.89 per share.
Cash provided by financing activities for the year ended December 31, 2021, was driven primarily by net proceeds of $43.1 million from the issuance of shares of Company common stock as a result of a November 2021 underwritten public offering of 28,750,000 shares at a price of $1.60 per share.
Amended and Restated Note Purchase Agreement
On September 12, 2019 (the Closing Date), we entered into a Note Purchase Agreement with funds managed by Pharmakon Advisors, LP (Pharmakon), the investment manager of BioPharma Credit Funds (BioPharma). The Note Purchase Agreement provided us with $130.0 million in debt financing, of which $80.0 million of Pharmakon Senior Secured Notes was issued on the Closing Date, $30.0 million was issued on February 13, 2020, and $20.0 million was issued on December 1, 2020.

On August 10, 2022, we entered into a Third Amendment to the Note Purchase Agreement (the Third Amendment). The Third Amendment reduced the minimum consolidated XHANCE net sales and royalties required to be achieved under the Note Purchase Agreement for the trailing twelve-month period ending December 31, 2022 in exchange for a $0.8 million fee due on the repayment of the Pharmakon Senior Secured Notes.
On November 9, 2022, we entered into a Fourth Amendment to the Note Purchase Agreement (the Fourth Amendment). The Fourth Amendment resulted in the waiver of the minimum consolidated XHANCE net sales and royalties required to be achieved under the Note Purchase Agreement for the trailing twelve-month period ending September 30, 2022 and December 31, 2022 in exchange for a $1.3 million fee due upon repayment of the Pharmakon Senior Secured Notes.
On November 23, 2022, we amended and restated the Note Purchase Agreement (the A&R Note Purchase Agreement), among us, our subsidiaries, OptiNose US, Inc., OptiNose AS and OptiNose UK, Ltd. and BioPharma Credit PLC, as collateral agent, and the purchasers party thereto from time to time. Pursuant to the A&R Note Purchase Agreement, certain modifications to the affirmative and negative covenants, events of default and other terms were made, including, without limitation, (i) the requirement for us to deliver quarterly and annual financial statements that, commencing with our financial statements for the year ending December 31, 2023, are not subject to a “going concern” statement and (ii) the removal of certain exceptions to the negative covenants which previously permitted us to enter into certain transactions without the consent of the holders of the Pharmakon Senior Secured Notes, including permitted acquisitions, swap contracts, convertible bonds and revolving credit facilities. The financial covenants requiring us to achieve minimum trailing twelve-month consolidated XHANCE net product sales and royalties were also modified as follows (shown in millions):

Trailing Twelve-Months Ending	Requirement Prior to A&R Note Purchase Agreement	Requirement under the A&R Note Purchase Agreement
September 30, 2022	N/A	N/A
December 31, 2022	N/A	N/A
March 31, 2023	$98.75	N/A
June 30, 2023	102.50	N/A
September 30, 2023	106.25	N/A
December 31, 2023	110.00	N/A
March 31, 2024	113.75	$82.50
June 30, 2024	117.50	90.00
September 30, 2024	N/A	102.50
December 31, 2024	N/A	110.00
March 31, 2025	N/A	115.00
June 30, 2025	N/A	120.00
September 30, 2025	N/A	125.00
December 31, 2025	N/A	130.00
March 31, 2026	N/A	135.00
June 30, 2026	N/A	140.00
September 30, 2026	N/A	145.00
December 31, 2026	N/A	150.00
March 31, 2027	N/A	155.00
June 30, 2027	N/A	160.00
September 30, 2027	N/A	165.00

The A&R Note Purchase Agreement provided for an extension of the maturity date of the Pharmakon Senior Secured Notes from September 12, 2024 to June 30, 2027 (New Maturity Date), an extension of the interest-only period from September 2023 to September 2025, after which principal repayments will commence starting on September 30, 2025 and would be made in eight equal quarterly installments of principal and interest through the New Maturity Date. As part of the A&R Note Purchase Agreement the Pharmakon Senior Secured Notes now bear an amended interest rate through the New Maturity Date equal to the 3-month Secured Overnight Financing Rate (subject to a 2.50% floor), determined as of the date that is two business days prior to the commencement of each quarter, plus 8.50% per annum, which interest rate shall be increased by an additional 3.00% per annum upon the occurrence and during the continuation of any event of default.

In conjunction with the A&R Note Purchase Agreement, a modification was made to the “make-whole” premium payment due in connection with any principal prepayments (whether mandatory or voluntary) made prior to the 3-year anniversary of the date of the A&R Note Purchase Agreement. On any such prepayment date, we will be required to pay a make-whole premium in the amount of (i) for any prepayment date occurring up until and including the 18-month anniversary of the date of the A&R Note Purchase Agreement, the foregone interest from such prepayment date through the 18-month anniversary of such prepayment date; and (ii) for any prepayment after the 18-month anniversary of the date of the A&R Note Purchase Agreement, the foregone interest from such prepayment date through the 3-year anniversary of the date of the A&R Note Purchase Agreement; provided, however, that in no event shall the amount of all make-whole premium payments exceed $24.0 million in the aggregate;

As an inducement for the holders of the Pharmakon Senior Secured Notes to enter into the A&R Note Purchase Agreement, we will be required to pay the holders of the Pharmakon Senior Secured Notes an amendment fee of $3.9 million (representing 3.00% of the outstanding principal balance of such notes) due on the New Maturity Date or the earlier repayment of the Pharmakon Senior Secured Notes, which amendment fee shall be (i) reduced to $1.3 million in the event that we repay the Pharmakon Senior Secured Notes in full prior to the one-year anniversary of the date of the A&R Note Purchase Agreement and (ii) reduced to $2.6 million in the event that we repay the Pharmakon Senior Secured Notes in full on or after the one-year anniversary of the date of the A&R Note Purchase Agreement and prior to second anniversary of the date of the A&R Note Purchase Agreement. Additionally, the $1.3 million fee payable under the Fourth Amendment to the Note Purchase Agreement that we entered into on November 9, 2022 will be credited against the amendment fee payable in connection with the A&R Note Purchase Agreement.
Projected 2023 operating expenses
We expect that our total operating expenses, consisting of selling, general & administrative expenses and research & development expenses for 2023 will be between $90.0 million and $95.0 million of which approximately $8.0 million is expected to be stock-based compensation expense. As a result, total GAAP operating expenses excluding stock-based compensation expense are expected to be between $82.0 million and $87.0 million. The $90.0 million to $95.0 million range is approximately a $30.0 million reduction compared to 2022, of which approximately half is related to reductions in sales and marketing. The decrease in selling, general, and administrative expenses from 2022 to 2023 is anticipated as the result of actions taken to reduce near-term employee-related and third party expenses while preserving necessary capabilities to launch XHANCE as a treatment for patients with chronic sinusitis. In addition, the completion in 2022 of our clinical trial program in pursuit of a follow-on indication for XHANCE for the treatment of chronic sinusitis is the primary driver of an expected decrease in research and development expenses.
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
▪evaluate product candidates;
▪continue to contract to manufacture XHANCE;
▪maintain and protect our patent portfolio;
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
▪the outcome, timing and cost of the FDA regulatory approval process of XHANCE for chronic sinusitis, including the potential for the FDA to require that we perform additional studies and clinical trials;
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
▪the initiation, progress, timing, costs and results of clinical trials and other research and development related to additional product candidates,
▪the duration and impact of COVID-19 restrictions on our business;
▪the extent to which we in-license, acquire or otherwise partner in development or commercialization of other products, product candidates or technologies; and
▪our ability to maintain compliance with the financial covenants (including the requirement for us to achieve certain minimum trailing twelve-month consolidated XHANCE net sales and royalties thresholds and the requirement for us to maintain at least $30.0 million of cash and cash equivalents at all times), and the other provisions under the A&R Note Purchase Agreement, and, if needed and available from the holders of the Pharmakon Senior Secured Notes, the costs and conditions associated with obtaining a waiver or modification of such covenants or other provisions.
As of December 31, 2022, we had $94.2 million in cash and cash equivalents. We will likely require additional capital in the near term in order to maintain compliance with the financial covenants and other terms under the A&R Note Purchase Agreement and to meet the debt service obligations under our outstanding Pharmakon Senior Secured Notes and to continue to fund our operations.

Our continuation as a going concern is dependent on our ability to maintain compliance with our covenants under the A&R Note Purchase Agreement, including minimum trailing twelve-month consolidated XHANCE net sales and royalties we are required to achieve commencing with the trailing twelve months ending March 31, 2024, and our ability to generate sufficient cash flows from operations to meet our obligations and/or obtain additional capital through equity or debt financings, partnerships, collaborations, or other sources, as may be required. The A&R Note Purchase Agreement includes events of default, in certain cases subject to customary periods to cure, following which Pharmakon may accelerate all amounts outstanding pursuant to the A&R Note Purchase Agreement. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

We believe it is probable that we will not achieve the trailing twelve-month minimum consolidated XHANCE net sales and royalties thresholds under the A&R Note Purchase Agreement for the initial period ending March 31, 2024, which will constitute a default under the A&R Note Purchase Agreement if we are unable to obtain a modification or waiver of such minimum consolidated XHANCE net sales and royalties threshold. Further, the A&R Note Purchase Agreement includes a requirement that commencing with the report and opinion on the consolidated financial statements commencing with the year ending December 31, 2023 and that all of our subsequent quarterly and annual financial statements, not be subject to any statement as to “going concern.” We have concluded that it is unlikely that we will be able comply with these provisions in 2024. Failure to comply with these provisions would also constitute an event of default under the A&R Note Purchase Agreement.

The A&R Note Purchase Agreement also requires us to maintain at all times a minimum of $30.0 million of cash and cash equivalents. We believe that it is probable that our existing cash and cash equivalents will not be adequate to fund our operations and maintain at least $30.0 million of cash and cash equivalents as required under the A&R Note Purchase Agreement for at least twelve- months following the filing of this Form 10-K, which will also constitute a default of the liquidity financial covenant under the A&R Note Purchase Agreement if we are unable to obtain additional capital or obtain a waiver or modification to this liquidity covenant prior to falling below such $30.0 million threshold.
In the event of any of the foregoing defaults, the holders of the Pharmakon Senior Secured Notes may declare an event of default under the A&R Note Purchase Agreement and may elect to accelerate the repayment of all unpaid principal, accrued interest and other amounts due, which may require us to delay or curtail our operations until additional funding is received. These factors raise substantial doubt about our ability to continue as a going concern. The terms of the A&R Note Purchase Agreement and the Pharmakon Senior Secured Notes, including applicable covenants, are described in Note 10. In the event we are able to maintain compliance with the financial and other covenants and terms of the A&R Pharmakon Note Purchase Agreement or obtain a waiver to or modification of such covenants, we believe our existing cash and cash equivalents will be sufficient to fund our operations and debt service obligations for approximately the next 12 months.
We will likely require additional capital in the future secured through equity or debt financings, partnerships, collaborations, or other sources in order to meet our debt service obligations, including repayment, under our outstanding senior secured notes, and to carry out our planned development and commercial activities. If additional capital is not obtained when required, we may need to delay or curtail our operations until additional funding is received.
Additionally, we may never become profitable, or if we do, may not be able to sustain profitability on a recurring basis.
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

Our Chief Executive Officer and our Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a 15(e) and 15d 15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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
Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Management’s assessment included extensive documentation, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.
Based on management’s processes and assessment, as described above, management has concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Not Applicable
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022.

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

(b)  Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Fourth Amended and Restated Certificate of Incorporation of OptiNose, Inc.	8-K	10/18/17	3.1
3.2	Amended and Restated Bylaws of OptiNose, Inc.	8-K	10/18/17	3.2
4.1	Form of Common Stock Certificate.	S-1/A	10/3/17	4.1

4.2	Second Amended and Restated Registration Rights Agreement, dated March 24, 2017, by and among the Registrant and certain of its stockholders.	S-1	9/18/17	4.2
4.3	First Amendment to the Second Amended and Restated Registration Rights Agreement, dated October 2, 2017, by and among the Registrant and certain of its stockholders.	S-1/A	10/11/17	4.7
4.4	Common Stock Warrant issued by OptiNose, Inc. dated November 16, 2021.	8-K	11/16/21	4.1
4.5	Description of Securities of OptiNose, Inc.				x
4.6	Form of Common Stock Warrant issued by OptiNose, Inc. on November 23, 2022	8-K	11/23/22	4.1
4.7	Warrant Agency Agreement, dated November 23, 2022, by and between OptiNose, Inc. and Broadridge Corporate Issuer Solutions, Inc.	8-K	11/23/22	4.2
10.1	Form of Indemnification Agreement.+				x
10.2	Amended and Restated 2010 Stock Incentive Plan.+	S-1/A	10/3/17	10.7
10.3	Form of Non-Qualified Stock Option Agreement Granted Under the 2010 Stock Incentive Plan (Relating to Success Pool Grants).+	S-1/A	10/3/17	10.8
10.4	Form of Non-Qualified Stock Option Agreement Granted Under the 2010 Stock Incentive Plan (Relating to Option Pool Grants).+	S-1/A	10/3/17	10.9
10.5	Form of Non-Qualified Stock Option Agreement Granted Under the 2010 Stock Incentive Plan.+	S-1/A	10/3/17	10.10
10.6	Supply Agreement, dated July 1, 2017, by and between Hovione Inter Ltd and OptiNose US, Inc., OptiNose UK, Ltd and OptiNose AS.†	S-1	9/18/17	10.14
10.7	Manufacture and Supply Agreement, dated as of August 18, 2017, by and among OptiNose US, Inc., OptiNose UK Ltd. and OptiNose AS and Contract Pharmaceuticals Limited Canada.†	S-1	9/18/17	10.15
10.8	Form of Non-Qualified Stock Option Agreement Under the Amended and Restated 2010 Stock Incentive Plan+	S-1/A	10/3/17	10.17
10.9	2017 Employee Stock Purchase Plan.+	S-1/A	10/3/17	10.18
10.10	Manufacturing Services Agreement, dated December 21, 2018, by and among OptiNose US, Inc., OptiNose UK Ltd. and Optinose AS and Advance Mold & Manufacturing, Inc. d/b/a Vision Technical Molding.†	10-K	3/6/19	10.1
10.11	Form of Restricted Stock Unit Agreement Under the Amended and Restated 2010 Stock Incentive Plan.+	10-Q	8/12/19	10.1
10.12	Form of Non-Qualified Stock Option Agreement (Inducement Grant).+	8-K	2/19/20	99.3
10.13	Amendment No.1, dated September 15, 2020, to the Manufacturing Services Agreement, dated December 21, 2018, by and among OptiNose US, Inc., OptiNose UK Ltd. and Optinose AS and Advance Mold & Manufacturing, Inc. d/b/a Vision Technical Molding. †	10-Q	11/5/20	10.1
10.14	Form of Restricted Stock Unit Agreement (Inducement Grant).+	10-Q	5/7/20	10.4
10.15	Renewal and Amendment No. 1, dated February 22, 2021 to Manufacture and Supply Agreement, dated as of August 18, 2017, by and among OptiNose US, Inc., OptiNose UK Ltd. and OptiNose AS and Contract Pharmaceuticals Limited Canada.	10-Q	5/5/21	10.1
10.17	Open Market Sale Agreement (the Sale Agreement), dated August 11, 2021, between the Company and Jefferies LLC.	10-Q	8/11/21	10.1
10.20	Amended and Restated Employment Agreement, dated March 2, 2022, between OptiNose US, Inc. and Michael F. Marino +	10-K	3/3/21	10.25
10.21	Cooperation Agreement, dated April 25, 2022, by and among OptiNose, Inc. M. Kingdon Offshore Master Fund L.P., Velan Capital Partners LP and certain other affiliated investors listed therein	10-Q	5/12/22	10.1
10.24	Amended and Restated Note Purchase Agreement, dated November 21, 2022, among OptiNose US, Inc., OptiNose, Inc., and OptiNose AS, BioPharma Credit PLC, as collateral agent and the purchasers from time to time party thereto.	8-K	11/21/22	10.1
10.26	Amendment No.2, dated September 20, 2022, to the Manufacturing Services Agreement, dated December 21, 2018, by and among OptiNose US, Inc. and Advance Mold & Manufacturing, Inc. d/b/a Vision Technical Molding.	8-K	9/23/22	10.1
10.27	Employment Agreement dated 23, between OptiNose US, Inc. and Anthony J. Krick	8-K	9/27/22	99.2
10.29	Employment Agreement, dated December 15, 2022, between OptiNose US, Inc. and Paul Spence, Jr.	8-K	12/15/22	10.1
10.30	Consulting Agreement, dated December 16, 2022, between OptiNose US, Inc. and Janis Consulting LLC	8-K	12/16/22	10.1

10.31	Amended and Restated Employment Agreement, dated January 30, 2023, between OptiNose US, Inc. and Ramy A. Mahmoud	8-K	1/31/23	10.1
10.32	Separation Agreement and Release, dated January 30, 2023, between Peter K. Miller and OptiNose US, Inc.	8-K	1/31/23	10.2
10.33	Consulting Agreement, dated January 30, 2023, between Peter K. Miller and OptiNose US, Inc.	8-K	1/31/23	10.3
21.1	List of Subsidiaries				x
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.				x
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.				x
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.				x
32.1	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer.				x
32.2	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer.				x
101.INS	XBRL Instance Document.				x
101.SCH	XBRL Taxonomy Extension Schema Document.				x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				x
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				x

†	Portions of this exhibit (indicated by asterisks) have been omitted in compliance with Item 601 of Regulation S-K.
+	Indicates management contract or compensatory arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the capacities and on the date indicated.

OPTINOSE, INC.
Date: March 7, 2023	By:	/s/ RAMY MAHMOUD
		Name:	Ramy Mahmoud
		Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RAMY MAHMOUD	Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2023
Ramy Mahmoud

/s/ ANTHONY J. KRICK	Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	March 7, 2023
Anthony J. Krick

/s/ JOSEPH C. SCODARI	Chairman of the Board of Directors	March 7, 2023
Joseph C. Scodari

/s/ WILHELMUS GROENHUYSEN	Director	March 7, 2023
Wilhelmus Groenhuysen

/s/ SANDRA L. HELTON	Director	March 7, 2023
Sandra L. Helton

/s/ TOMAS J. HEYMAN	Director	March 7, 2023
Tomas J. Heyman

/s/ CATHERINE E. OWEN	Director	March 7, 2023
Catherine E. Owen

/s/ ERIC BEDNARSKI	Director	March 7, 2023
Eric Bednarski

/s/ KYLE DEMPSEY	Director	March 7, 2023
Kyle Dempsey

/s/ R. JOHN FLETCHER	Director	March 7, 2023
R. John Fletcher

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of OptiNose, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of OptiNose, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses from operations, has a working capital deficiency and expects to not be in compliance with certain debt covenants, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Product revenue allowances for payor rebates and patient assistance programs
Description of the matter
The Company sells XHANCE to preferred pharmacy network partners and wholesalers in the US (collectively, “Customers”). As described in Note 3 to the consolidated financial statements, the Company recognizes revenues for sales of XHANCE to its Customers reduced by estimates of variable consideration, including payor rebates to health insurance companies and pharmacy benefit managers (“payor rebates”), and incentives offered under voluntary patient assistance programs to provide financial assistance to qualified patients (“patient assistance”). Liabilities related to these reductions to gross product revenues are presented within accrued expenses on the consolidated balance sheet. The determination of these estimates of variable consideration at December 31, 2022, requires management to make estimates and assumptions about the amounts of rebates and incentives that will be payable by the Company as a result of the sale of products for which control has transferred.

How we addressed the matter in our audit
To test the estimates of variable consideration for payor rebates and the patient assistance programs, we performed audit procedures that included, among others, evaluating the methodologies used, testing the significant assumptions and testing the completeness and accuracy of the underlying data used by the Company in its analyses. Specifically, for variable consideration for payor rebates, we compared the significant assumptions to third party reports used by the Company to estimate product remaining in the distribution channel at December 31, 2022, historical payor mix data for XHANCE, and the applicable contractual rebate percentages. In addition, we inspected the underlying payor rebate agreements and compared the rebate percentages used in the Company’s analyses with the contractual percentages. For variable consideration for patient assistance, we compared the significant assumptions to third party reports used by the Company to estimate product remaining in the distribution channel at December 31, 2022, historical data related to the percentage of patients receiving patient assistance, and the historical data about the average amount of assistance received. For both patient assistance and payor rebates, we assessed the historical accuracy of management’s estimates by comparing previous estimates of payor rebates and patient assistance to the amount of actual payments in subsequent periods.

Valuation of warrant liability
Description of the matter	The Company’s warrant liability totaled $21.5 million as of December 31, 2022. As discussed in Note 13 to the consolidated financial statements, certain warrants for the purchase of shares of common stock issued by the Company require liability classification and are recorded at fair value at each reporting period. The Company determines the fair value of the warrants utilizing a Monte Carlo simulation model. Auditing the Company’s valuation of its warrant liability was especially challenging as the fair value is based on various inputs and significant assumptions used in the Monte Carlo simulation model such as the probability and timing of equity financing and volatility. In addition, certain of the assumptions were based on management’s judgement, and therefore are not objectively verifiable.
How we addressed the matter in our audit	To test the warrant liability, our audit procedures included, among others, testing the Monte Carlo simulation model, and assessing the reasonableness of the significant assumptions, as described above. We involved valuation specialists to assess the valuation models and to assist in auditing certain significant assumptions. We tested the significant assumptions by agreeing amounts to contracts, third-party data and analyses prepared by the Company. In addition, we performed sensitivity analyses to evaluate the materiality of reasonable changes in management’s assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2016.
Philadelphia, Pennsylvania
March 7, 2023

OptiNose, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$94,244	$110,502
Accounts receivable, net	33,932	35,449
Inventory	9,443	11,847
Prepaid expenses and other current assets	2,865	2,581
Total current assets	140,484	160,379
Property and equipment, net	795	1,347
Other assets	2,943	4,345
Total assets	$144,222	$166,071
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$5,291	$8,013
Accrued expenses and other current liabilities	44,864	51,222
Short term debt, net	128,575	—
Total current liabilities	178,730	59,235
Long-term debt, net	—	126,418
Warrant liability	21,490	—
Other liabilities	626	2,190
Total liabilities	200,846	187,843
Stockholders' deficit:
Common stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2022 and 2021; 111,492,761 and 82,238,900 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	111	82
Additional paid-in capital	628,242	588,288
Accumulated deficit	(684,893)	(610,061)
Accumulated other comprehensive loss	(84)	(81)
Total stockholders' deficit	(56,624)	(21,772)
Total liabilities and stockholders' deficit	$144,222	$166,071

See accompanying notes to consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Revenues:
Net product revenues	$76,276	$73,652
Licensing revenues	—	1,000
Total revenues	76,276	74,652
Costs and expenses:
Cost of product sales	9,263	9,151
Research and development	15,260	25,318
Selling, general and administrative	107,649	106,633
Total costs and expenses	132,172	141,102
Loss from operations	(55,896)	(66,450)
Other (income) expense:
Unrealized loss on fair value of warrants	1,211	—
Other (income) expense	1,396	(75)
Interest income	(513)	(52)
Interest expense	16,843	15,973
Net loss	$(74,833)	$(82,296)
Net loss per share of common stock, basic and diluted	$(0.87)	$(1.45)
Weighted average common shares outstanding, basic and diluted	85,900,139	56,851,921

See accompanying notes to consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2022	2021
Net loss	$(74,833)	$(82,296)
Other comprehensive loss:
Foreign currency translation adjustment	(3)	4
Comprehensive loss	$(74,836)	$(82,292)

See accompanying notes to consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
(in thousands, except share data)

	Stockholders' Equity (Deficit)
	Common Stock		Additional Paid -in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2020	52,945,865	$53	$534,585	$(527,765)	$(85)	$6,788
Stock compensation expense	—	—	9,977	—	—	9,977
Vesting of restricted stock units	383,631	—	—	—	—	—
Sale of common stock, net of issuance costs	28,750,000	29	42,785	—	—	42,814
Issuance of warrants in connection with Pharmakon Second Amendment, net of cancellation	—	—	534	—	—	534
Exercise of common stock options	23,879	—	39	—	—	39
Issuance of common stock under employee stock purchase plan	135,525	—	368	—	—	368
Foreign currency translation adjustment	—	—	—	—	4	4
Net loss	—	—	—	(82,296)	—	(82,296)
Balance at December 31, 2021	82,238,900	$82	$588,288	$(610,061)	$(81)	$(21,772)
Stock compensation expense			8,889			8,889
Vesting of restricted stock units	949,857	1	93	—	—	94
Sale of common stock, net of issuance costs	27,861,300	28	30,418	—	—	30,446
Exercise of common stock options	55,360	—		—	—	—
Issuance of common stock under employee stock purchase plan	387,344	—	554	—	—	554
Foreign currency translation adjustment	—	—	—	—	(3)	(3)
Net loss	—	—	—	(74,833)	—	(74,833)
Balance at December 31, 2022	111,492,761	$111	$628,242	$(684,893)	$(84)	$(56,624)

See accompanying notes to consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021
Operating activities:
Net loss	$(74,833)	$(82,296)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	532	646
Stock-based compensation	8,877	10,003
Change in fair value of warrant liability	1,211	—
Amortization of debt discount and issuance costs	2,318	1,795
Allowance for doubtful accounts	—	(233)
Gain on sale of equipment	—	(67)
Changes in operating assets and liabilities:
Accounts receivable	1,517	(11,823)
Grants and other receivables	—	43
Prepaid expenses and other assets	1,963	3,543
Inventory	2,492	(2,713)
Accounts payable	(2,723)	2,564
Accrued expenses and other liabilities	(9,005)	1,603
Cash used in operating activities	(67,651)	(76,935)
Investing activities:
Purchases of property and equipment	(63)	(167)
Proceeds from sale of property and equipment	—	105
Cash used in investing activities	(63)	(62)
Financing activities:
Proceeds from the sale of common stock and warrants	51,086	43,140
Proceeds from the issuance of common stock under employee stock purchase plan	554	368
Proceeds from the exercise of stock options	94	39
Cash paid for financing costs	(298)	(227)
Cash provided by financing activities	51,436	43,320
Effects of exchange rate changes on cash and cash equivalents	7	13
Net decrease in cash, cash equivalents and restricted cash	(16,271)	(33,664)
Cash, cash equivalents and restricted cash at beginning of period	110,515	144,179
Cash, cash equivalents and restricted cash at end of period	$94,244	$110,515
Supplemental disclosure of cash flow information:
Cash paid for interest	$15,091	$14,170
Supplemental disclosure of noncash activities:
Fixed asset purchases within accounts payable and accrued expenses	$4	$11
Fair value of warrants issued	$—	$534
Financing costs within accounts payable and accrued expenses	$408	$318
Recognition of right-of-use assets and lease liabilities	$704	$157
See accompanying notes to consolidated financial statements

OptiNose, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

1. Organization and Description of Business
OptiNose, Inc. (the Company) was incorporated in Delaware in May 2010 (inception) and has facilities in Yardley, Pennsylvania and Ewing, New Jersey. The Company's predecessor entity, OptiNose AS, was formed under the laws of Norway in September 2000. In 2010, OptiNose AS became a wholly-owned subsidiary of the Company as part of an internal reorganization. During 2022, the Company's board of directors approved the liquidation of Optionse AS and Optinose UK, which is expected to be completed in 2023, in order to simplify the corporate structure.
The Company is a specialty pharmaceutical company focused on the development and commercialization of products for patients treated by ear, nose and throat (ENT) and allergy specialists. The Company's first commercial product, XHANCE® (fluticasone propionate) nasal spray, 93 microgram (mcg), is a therapeutic utilizing the Company's proprietary Exhalation Delivery System (EDS) that delivers a topically-acting corticosteroid for the treatment of chronic rhinosinusitis with nasal polyps and, if approved, chronic rhinosinusitis without nasal polyps (also known as chronic sinusitis). XHANCE was approved by the United States (US) Food and Drug Administration (FDA) in September 2017 for the treatment of nasal polyps in patients 18 years of age or older. XHANCE was made widely available through commercial channels in April 2018. In January 2023, the indication statement for XHANCE was changed from “for the treatment of nasal polyps” to “for the treatment of chronic rhinosinusitis with nasal polyps” to reflect current FDA labeling terminology and not based on new XHANCE clinical trial data.
2. Liquidity
Since inception, the Company's operations have focused on organization and staffing, business planning, raising capital, establishing an intellectual property portfolio, conducting preclinical studies and clinical trials, pursuing regulatory approvals and most recently, launching XHANCE in the US. As of December 31, 2022, the Company had cash and cash equivalents of $94,244 and a working capital deficiency of $38,246.
The Company is subject to a number of risks similar to other life sciences companies, including successful discovery, development and commercialization of its products and product candidates, raising additional capital, the development by its competitors of new technological innovations, protection of proprietary technology and market acceptance of the Company's products. The Company has incurred recurring net losses since its inception and has accumulated a deficit of $684,893 as of December 31, 2022.
The Company entered into a Note Purchase Agreement (the Note Purchase Agreement) on September 12, 2019 with funds managed by Pharmakon Advisors, LP (Pharmakon), the investment manager of the BioPharma Credit Funds (BioPharma) which was subsequently amended on August 13, 2020, March 2, 2021, November 16, 2021, August 10, 2022, and November 9, 2022. On November 23, 2022, the Company amended and restated the Note Purchase Agreement (the A&R Note Purchase Agreement). Pursuant to the A&R Note Purchase Agreement, the financial covenants requiring the Company to achieve minimum trailing twelve-month consolidated XHANCE net product sales and royalties were modified (See Note 10). The principal balance outstanding under the A&R Note Purchase Agreement was $130 million at December 31, 2022.
The Company's continuation as a going concern is dependent on its ability to maintain compliance with its covenants under the A&R Note Purchase Agreement, including minimum trailing twelve-month consolidated XHANCE net sales and royalties the Company is required to achieve commencing with the trailing twelve months ending March 31, 2024 and its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional capital through equity or debt financings, partnerships, collaborations, or other sources, as may be required. The A&R Note Purchase Agreement includes events of default, in certain cases subject to customary periods to cure, following which Pharmakon may accelerate all amounts outstanding pursuant to the Note Purchase Agreement. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.
The A&R Note Purchase Agreement also requires the Company to maintain at all times a minimum of $30,000 of cash and cash equivalents. The Company believes that it is probable that its existing cash and cash equivalents will not be adequate to fund its operations and maintain at least $30,000 of cash and cash equivalents as required

OptiNose, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
under the A&R Note Purchase Agreement for at least twelve-months following the filing of this Form 10-K, which will also constitute a default of the liquidity financial covenant under the A&R Note Purchase Agreement if the Company is unable to obtain additional capital or obtain a waiver or modification to this liquidity covenant prior to falling below such $30,000 threshold.
The Company also believes it is probable that it will not achieve the trailing twelve-month minimum consolidated XHANCE net sales and royalties thresholds under the A&R Note Purchase Agreement for the initial period ending March 31, 2024, which will constitute a default under the A&R Note Purchase Agreement if the Company is unable to obtain a modification or waiver of such minimum consolidated XHANCE net sales and royalties thresholds.
Further, the A&R Note Purchase Agreement includes a requirement that the report and opinion on the consolidated financial statements commencing with the year ending December 31, 2023, not be subject to any statement as to “going concern.” In addition, the consolidated financial statements commencing with the quarter ended March 31, 2024, shall also not be subject to any statement as to “going concern.” The Company has concluded that it is unlikely that it will be able comply with these provisions in 2024. Failure to comply with these provisions would also constitute an event of default under the A&R Note Purchase Agreement.
In the event of any of the foregoing defaults, the holders of the Pharmakon Senior Secured Notes may declare an event of default under the A&R Note Purchase Agreement and may elect to accelerate the repayment of all unpaid principal, accrued interest and other amounts due, which may require the Company to delay or curtail its operations until additional funding is received. The terms of the A&R Note Purchase Agreement and the Pharmakon Senior Secured Notes, including applicable covenants, are described in Note 10.
Management’s plans to mitigate this risk may include reducing expenses, raising additional capital through equity or debt financings, partnerships, collaborations or other sources and requesting a modification or waiver of the covenants under the A&R Note Purchase Agreement. However, there can be no assurance that the Company will be successful in reducing expenses, raising additional capital, or obtaining a modification or waiver of the covenants under the A&R Note Purchase Agreement. If the Company is unable to reduce expenses, raise additional capital or obtain a modification or waiver of the covenants under the A&R Note Purchase Agreement, the Company may need to delay or curtail its operations. As a result of these factors, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date these consolidated financial statements are issued.
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
Customer and supplier concentration
The Company has exposure to credit risk in accounts receivable from sales of product. XHANCE is sold to wholesale pharmaceutical distributors and preferred pharmacy network (PPN) partners, who, in turn, sell XHANCE to pharmacies, hospitals and other customers. Five customers represented approximately 52% of the Company's accounts receivable at December 31, 2022 and five customers represented approximately 33% of the Company's net product sales for the year ended December 31, 2022.
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
Cash and cash equivalents
All highly liquid investments purchased with an original maturity date of three months or less at the date of purchase are considered to be cash equivalents. The Company maintains its cash and cash equivalent balances at foreign and domestic financial institutions. Bank deposits with Norwegian banks are insured up to approximately 2,000 Norwegian krone by the Norwegian Banks' Guarantee Fund. Bank deposits with US banks are insured up to $250 by the Federal Deposits Insurance Corporation. The Company had uninsured cash balances of $92,988 and $109,017 at December 31, 2022 and 2021, respectively.
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
At December 31, 2022 and 2021, the Company's financial instruments included cash and cash equivalents, accounts receivable, grants receivable, accounts payable, accrued expenses and certain liability classified warrants. The carrying amounts reported in the Company's financial statements for cash and cash equivalents, accounts receivable, grants receivable, accounts payable and accrued expenses approximates their respective fair values because of the short-term nature of these instruments. In addition, at December 31, 2022, the Company believed

OptiNose, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)
the carrying value of debt approximates fair value as the interest rates were reflective of the rate the Company could obtain on debt with similar terms and conditions. At December 31, 2022 and 2021, there were no financial assets or liabilities measured at fair value on a recurring basis other than the liability classified warrants shown below.
In November 2022, the Company issued warrants in connection with the a public offering. Pursuant to the terms of the warrant agreement, the Company could be required to settle the warrants in cash in the event of an acquisition of the Company and, as a result, the warrants are required to be measured at fair value and reported as liability in the consolidated balance sheet. The Company recorded the fair value of the warrants upon issuance using a Monte Carlo simulation and is required to revalue the warrants at each reporting date with any changes in fair value recorded on our statement of operations. The valuation of the warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. The change in the fair value of the Level 3 warrants liabilities is reflected in the statement of operations for the years ended December 31, 2022.
Accounts receivable
Accounts receivable primarily relates to amounts due from customers, which are typically due within 31 to 61 days. The Company analyzes accounts that are past due for collectability. There was no allowance for doubtful accounts related to customers subject to credit risk at December 31, 2022. The Company recognized an allowance for doubtful accounts related to customers subject to credit risk of $444 at December 31, 2021. The accounts receivable balance at December 31, 2021 on the accompanying balance sheet is net of the allowance.
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
Long lived assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated. Impairment charges are recognized at the amount by which the carrying amount of an asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. The Company did not recognize any impairment or disposition of long-lived assets for the years ended December 31, 2022 and 2021.
Leases

OptiNose, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)
At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the terms of the arrangement. The Company accounts for a contract as a lease when it has the right to control the asset for a period of time while obtaining substantially all of the asset’s economic benefits. The Company determines the initial classification and measurement of its operating right-of-use (“ROU”) assets and operating lease liabilities at the lease commencement date, and thereafter if modified. The lease term includes any renewal options that the Company is reasonably assured to exercise. The Company’s policy is to not record leases with a lease term of 12 months or less on its balance sheets.

The ROU asset represents the right to use the leased asset for the lease term. The lease liability represents the present value of the lease payments under the lease. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, the Company uses its estimated secured incremental borrowing rate for that lease term. Lease expense for operating leases is recognized on a straight-line basis over the reasonably assured lease term based on the total lease payments and is included in operating expense in the statements of operations.

Payments due under each lease agreement include fixed and variable payments. Variable payments relate to the Company’s share of the lessor’s operating costs associated with the underlying asset and are recognized when the event on which those payments are assessed occurs. Variable payments have been excluded from the lease liability and associated right-of-use asset.

The interest rate implicit in lease agreements is typically not readily determinable, and as such, the Company utilizes the incremental borrowing rate to calculate lease liabilities, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.
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
Licensing Revenues
The Company has a license agreement with Currax Pharmaceuticals LLC (Currax) (Note 9). This license agreement provides for exclusive licensed rights to certain intellectual property, a non-refundable up-front payment, potential

OptiNose, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)
milestone payment(s) and potential royalty payment(s). The Company analyzed the performance obligations under the license agreement, the consideration received to date and the consideration the Company could receive in the future as part of its analysis related to ASC 606. There was no licensing revenue recognized during the year ended December 31, 2022. The Company recognized $1,000 as licensing revenue during the year ended December 31, 2021.
Advertising expenses
The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $16,575 and $15,638 for the years ended December 31, 2022 and 2021, respectively.
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
Stock-based compensation
The Company measures and recognizes compensation expense for all stock options and restricted stock units (RSUs) awarded to employees and non-employees and shares issued under the employee stock purchase plan based on the estimated fair value of the awards on the respective grant dates. The Company uses the Black-Scholes option pricing model to value its time-based and performance-based stock options and shares issued under the employee stock purchase plan. The Company uses a Monte Carlo simulation to value its market-based stock options. RSUs are valued at the fair market value per share of the Company's common stock on the date of grant. The Company recognizes compensation expense for time-based awards on a straight-line basis over the requisite service period, which is generally the vesting period of the award. The Company recognizes compensation expense for performance-based awards when the performance condition is probable of achievement. The Company recognizes compensation expense for market-based awards over the derived service period, estimated at the time of the grant. The Company recognizes expense for The Company accounts for forfeitures of stock option awards as they occur.
Estimating the fair value of options and shares issued under the employee stock purchase plan requires the input of subjective assumptions, including the estimated fair value of the Company's common stock, the expected life of the options, stock price volatility, the risk-free interest rate and expected dividends. The assumptions used in the Company's Black-Scholes option-pricing model and Monte Carlo simulation represent management's best estimates and involve a number of variables, uncertainties and assumptions and the application of management's judgment, as they are inherently subjective.
Income taxes
Income taxes are accounted for under the asset and liability method. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and the expected benefits of net operating loss carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, applied during the period in which temporary differences are expected to be settled, is reflected in the Company's financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on the weight of the evidence, it is more likely than not that some, or

OptiNose, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)
all, of the deferred tax assets will not be realized. As of December 31, 2022 and 2021, the Company concluded that a full valuation allowance was necessary for all of its net deferred tax assets. The Company had no amounts recorded for uncertain tax positions, interest or penalties in the accompanying consolidated financial statements.
Net income (loss) per common share
Basic net income (loss) per common share is determined by dividing net income (loss) applicable to common stockholders by the weighted average common shares outstanding during the period. For the years ended December 31, 2022 and 2021, outstanding common stock options and common stock warrants have been excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted net loss per share are the same.
Diluted net loss per common share for the periods presented does not reflect the following potential common shares, as the effect would be antidilutive:

	Year Ended December 31,
	2022	2021
Stock options	9,364,070	7,958,781
Restricted stock units	1,477,660	1,959,358
Common stock warrants	32,768,000	2,500,000
Total	43,609,730	12,418,139
Recent accounting pronouncements
In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. Since the issuance of ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Board has provided resources to monitor and assist stakeholders with the implementation of Topic 326. Post-Implementation Review (PIR) activities have included forming a Credit Losses Transition Resource Group, conducting outreach with stakeholders of all types, developing educational materials and staff question-and-answer guidance, conducting educational workshops, and performing an archival review of financial reports. ASU No. 2022-02 is intended to respond to feedback received during the PIR process. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The Company does not expect ASU No. 2022-02 to have a significant impact on its results of operations, financial position and cash flows and related disclosures.
4. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company applies the guidance in ASC 820, Fair Value Measurements, to account for financial assets and liabilities measured on a recurring basis. Fair value is measured as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability.
The Company uses a fair value hierarchy, which distinguishes between assumptions based on market data (observable inputs) and an entity's own assumptions (unobservable inputs). The guidance requires that fair value measurements be classified and disclosed in one of the following 3 categories:
Level l: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2: Quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full te1m of the asset or liability; and

OptiNose, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)
Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level I, 2 and 3 during the years ended December 31, 2022 and December 31, 2021.
The table below presents the liabilities (in thousands) measured and recorded in the financial statements at fair value on a recurring basis at December 31, 2022 categorized by the level of inputs used in the valuation of each liability.

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Liabilities
Warrant Liability	$21,490	$—	$—	$21,490
Total Liabilities	$21,490	$—	$—	$21,490
As of December 31, 2021, the Company had no assets or liabilities measured and recorded at fair value on a recurring basis.
Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis
Warrant Liability
The reconciliation of the Company's warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

Warrant Liability
Balance, December 31, 2021	$—
Warrants issued	20,279
Change in fair value of liability	1,211
Balance, December 31, 2022	$21,490
Assumptions Used in Determining Fair Value of Liability-Classified Warrants
The Company utilizes a Monte Carlo simulation valuation model which incorporates assumptions as to the stock price volatility, the expected life of the warrants, a risk-free interest rate, as well as timing and probability of equity financing. The Company values the Warrant Liability at each reporting period, with changes in fair value recognized in the consolidated statements of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. The inputs and values were as follows:

OptiNose, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

	November 23, 2022	December 31, 2022
Stock price	$1.77	$1.85
Strike price	$2.57	$2.57
Expected volatility	45.0%	45.0%
Risk-free interest rate	3.8%	3.8%
Expected dividend yield	—%	—%
Expected life (years)	5.00	4.90
Fair value per warrant	$0.67	$0.71
5. Inventory
Inventory consisted of the following:

	December 31,
	2022	2021
Raw materials	$1,691	$3,504
Work-in-process	5,010	4,816
Finished goods	2,742	3,527
Total inventory	$9,443	$11,847
Inventories are stated at the lower of cost or net realizable value, as determined on a first-in, first-out basis.
6. Property and Equipment
Property and equipment, net, consisted of:

	December 31,
	2022	2021
Computer equipment and software	$1,203	$1,173
Furniture and fixtures	366	366
Machinery and equipment	3,067	3,367
Leasehold improvements	609	609
Construction in process	115	115
	5,360	5,630
Less: accumulated depreciation	(4,565)	(4,283)
	$795	$1,347
Depreciation expense was $530 and $645 for the years ended December 31, 2022 and 2021, respectively. In addition, depreciation expense of $665 was charged to inventory and no depreciation was charged to prepaid expenses and other assets as of December 31, 2022, which represents depreciation expense related to equipment involved in the manufacturing process.
7. Leases
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

OptiNose, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
The table below presents the operating lease assets and liabilities recognized on the Company's consolidated balance sheets:

	Balance Sheet Line Item	December 31, 2022	December 31, 2021
Non-current operating lease assets	Other assets	$2,445	$4,051
Operating lease liabilities:
Current operating lease liabilities	Accrued expenses and other current liabilities	1,971	2,094
Non-current operating lease liabilities	Other liabilities	625	2,190
Total operating lease liabilities		$2,596	$4,284
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
The Company's weighted average remaining lease term and weighted average discount rate for operating leases as of December 31, 2022 are:

December 31, 2022
Weighted average remaining lease term (years)	2.04
Weighted average discount rate	5.24%
The table below reconciles the undiscounted future minimum lease payments (displayed in aggregate by year) under non-cancelable operating leases with terms of more than one year to the total operating lease liabilities recognized on the consolidated balance sheets as of December 31, 2022:

December 31, 2022
2023	2,153
2024	548
2025	82
Thereafter	—
Total undiscounted future minimum lease payments	2,783
Less: difference between undiscounted lease payments and discounted operating lease liabilities	187
Total operating lease liabilities	$2,596
No operating lease payments include options to extend lease terms that are reasonably certain of being exercised for the year ended December 31, 2022.
Operating lease costs were $2,985 and $2,843 for the years ended December 31, 2022 and 2021, respectively. Operating lease costs are included within selling, general and administrative expenses on the consolidated statements of operations.
Cash paid for amounts included in the measurement of operating lease liabilities were $2,570 and $2,466 for the years ended December 31, 2022 and 2021, respectively. This amount is included in operating activities in the consolidated statements of cash flows.

OptiNose, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of:

	December 31,
	2022	2021
Accrued expenses:
Product revenue allowances	27,993	26,521
Selling, general and administrative expenses	3,799	6,124
Research and development expenses	1,298	6,857
Payroll expenses	7,888	7,569
Other	1,915	2,057
Total accrued expenses	42,893	49,128
Other current liabilities:
Lease liability	$1,971	$2,094
Total other current liabilities	1,971	2,094
Total accrued expenses and other current liabilities	$44,864	$51,222

9. License Agreements
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

10. Debt, net
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

OptiNose, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
On November 23, 2022, the Company amended and restated the Note Purchase Agreement, initially entered into on September 12, 2019 and amended through November 9, 2022, among the Company, its subsidiaries, OptiNose US, Inc., OptiNose AS and OptiNose UK, Ltd. and BioPharma Credit PLC, as collateral agent, and the purchasers party thereto from time to time (the A&R Note Purchase Agreement). Pursuant to the A&R Note Purchase Agreement, certain modifications to the affirmative and negative covenants, events of default and other provisions were made, including, without limitation, (i) the requirement for the Company to deliver quarterly and annual financial statements that, commencing with the Company's consolidated financial statements for the year ending December 31, 2023, are not subject to a “going concern” statement (the Going Concern Covenant) and (ii) the removal of certain exceptions to the negative covenants which previously permitted the Company to enter into certain transactions without the consent of the holders of the Pharmakon Senior Secured Notes, including permitted acquisitions, swap contracts, convertible bonds and revolving credit facilities. The financial covenants requiring the Company to achieve minimum trailing twelve-month consolidated XHANCE net product sales and royalties were also modified as follows (in thousands):

Trailing Twelve-Months Ending	Requirement Prior to A&R Note Purchase Agreement	Requirement under the A&R Note Purchase Agreement
September 30, 2022	N/A	N/A
December 31, 2022	N/A	N/A
March 31, 2023	$98,750	N/A
June 30, 2023	102,500	N/A
September 30, 2023	106,250	N/A
December 31, 2023	110,000	N/A
March 31, 2024	113,750	$82,500
June 30, 2024	117,500	90,000
September 30, 2024	N/A	102,500
December 31, 2024	N/A	110,000
March 31, 2025	N/A	115,000
June 30, 2025	N/A	120,000
September 30, 2025	N/A	125,000
December 31, 2025	N/A	130,000
March 31, 2026	N/A	135,000
June 30, 2026	N/A	140,000
September 30, 2026	N/A	145,000
December 31, 2026	N/A	150,000
March 31, 2027	N/A	155,000
June 30, 2027	N/A	160,000
September 30, 2027	N/A	165,000

The A&R Note Purchase Agreement provided for an extension of the maturity date of the Pharmakon Senior Secured Notes from September 12, 2024 to June 30, 2027 (New Maturity Date), an extension of the interest-only period from September 2023 to September 2025, after which principal repayments will commence starting on September 30, 2025 and will be made in eight equal quarterly installments of principal and interest through the New Maturity Date. As part of the A&R Note Purchase Agreement the Pharmakon Senior Secured Notes will now bear an amended interest rate through the New Maturity Date equal to the 3-month Secured Overnight Financing Rate (subject to a 2.50% floor), determined as of the date that is two business days prior to the commencement of each quarter, plus 8.50% per annum (effective rate of 13.62% at December 31, 2022), which interest rate shall be increased by an additional 3.00% per annum upon the occurrence and during the continuation of any event of default.

OptiNose, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
In conjunction with the A&R Note Purchase Agreement, a modification was made to the “make-whole” premium payment due in connection with any principal prepayments (whether mandatory or voluntary) made prior to the 3-year anniversary of the date of the A&R Note Purchase Agreement. On any such prepayment date, the Company will be required to pay a make-whole premium in the amount of (i) for any prepayment date occurring up until and including the 18-month anniversary of the date of the A&R Note Purchase Agreement, the foregone interest from such prepayment date through the 18-month anniversary of such prepayment date; and (ii) for any prepayment after the 18-month anniversary of the date of the A&R Note Purchase Agreement, the foregone interest from such prepayment date through the 3-year anniversary of the date of the A&R Note Purchase Agreement; provided, however, that in no event shall the amount of all make-whole premium payments exceed $24,000 in the aggregate;

As an inducement for the holders of the Pharmakon Senior Secured Notes to enter into the A&R Note Purchase Agreement, the Company is required to pay the holders of the Pharmakon Senior Secured Notes an amendment fee of $3,900 (representing 3.00% of the outstanding principal balance of such notes) due on the New Maturity Date or the earlier repayment of the Pharmakon Senior Secured Notes, which amendment fee shall be (i) reduced to $1,300 in the event that the Company repays the Pharmakon Senior Secured Notes in full prior to the one-year anniversary of the date of the A&R Note Purchase Agreement and (ii) reduced to $2,600 in the event that the Company repays the Pharmakon Senior Secured Notes in full on or after the one-year anniversary of the date of the A&R Note Purchase Agreement and prior to second anniversary of the date of the A&R Note Purchase Agreement. Additionally, the $1,300 fee payable under the Fourth Amendment to the Note Purchase Agreement that the Company entered into on November 9, 2022 will be credited against the amendment fee payable in connection with the A&R Note Purchase Agreement.
The Pharmakon Senior Secured Notes are secured by a pledge of substantially all of the assets of the Company and the Guarantors and the A&R Note Purchase Agreement contains affirmative and negative covenants customary for financings of this type, including limitations on the Company’s and its subsidiaries’ ability, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, repay junior indebtedness, incur a material adverse change and enter into affiliate transactions, in each case, subject to certain exceptions. In addition, the A&R Note Purchase Agreement contains financial covenants requiring the Company to maintain certain minimum trailing twelve-month consolidated XHANCE net sales and royalties, tested on a quarterly basis as noted in the table above, and to have at least $30,000 of cash and cash equivalents at all times. The A&R Note Purchase Agreement also includes events of default customary for financings of this type, in certain cases subject to customary periods to cure, following which BioPharma may accelerate all amounts outstanding under the Pharmakon Senior Secured Notes.
The Company believes that it is probable that it will not achieve the trailing twelve-month minimum consolidated XHANCE net sales and royalties thresholds that it is required to achieve commencing with the period ending March 31, 2024. Additionally, without additional capital, the Company believes that it is probable that it will not be able to maintain at least $30,000 of cash and cash equivalents for at least twelve-months following the filing of this Form 10-K. In addition, the Company believes that it is unlikely that it will be able to maintain compliance with the Going Concern Covenant in 2024. As a result, in accordance with FASB Accounting Standards Codification 470, the Company has classified all outstanding principal and the payment of additional fees upon maturity as a current liability in the accompanying consolidated balance sheet as of December 31, 2022.
The Company recorded interest expense of $16,843 and $15,973 during the years ended December 31, 2022 and 2021, respectively. Interest expense included total coupon interest and the amortization of debt issuance costs.

OptiNose, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
The debt balance is comprised of the following:

	December 31,
	2022	2021
Face amount	$130,000	$130,000
Front end fees	(666)	(717)
Debt issuance costs	(6,739)	(4,165)
Back end fees	5,980	1,300
Debt, net	$128,575	$126,418

11. Employee Benefit Plans
The Company maintains a defined contribution 401(k) retirement plan, which covers all eligible US employees. Employees are eligible to participate in the plan on the first of the month following their date of hire. Under the 401(k) retirement plan, participating employees may defer up to 100% of their pre-tax salary, but not more than statutory limits. The Company matches 100% of the first 3% of participating employee contributions and 50% of the next 2% of participating employee contributions, subject to applicable IRC limits. The Company incurred costs of $1,112 and $1,340 related to the Company match applicable to employee contributions for the years ended December 31, 2022 and 2021, respectively. The Company's contributions are made in cash. The Company's common stock is not currently an investment option available to participants in the 401(k) retirement plan. As of December 31, 2022, approximately $256 was recorded in accrued expenses related to the Company match.
For former Norway employees, the Company maintained a defined contribution pension plan which met the statutory requirements. The Company incurred costs of $11 and $6 related to the pension plans for the years ended December 31, 2022 and 2021, respectively.

12. Commitments and Contingencies
Purchase commitments
As of December 31, 2022, the Company had no material outstanding non-cancellable purchase commitments related to inventory and other goods and services, including pre-commercial manufacturing scale-up and sales and marketing activities.
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
13. Stockholders' Equity
Common stock
On November 18, 2021, the Company closed an underwritten public offering (the 2021 Offering) of 28,750,000 shares of Company common stock (Common Stock) at a price of $1.60 per share. As a result of the Offering, the Company received $42,842 in net proceeds, after deducting commissions and expenses of $2,860 and offering costs payable by the Company of $298.
On November 23, 2022, the Company closed an underwritten public offering (the 2022 Offering) of 26,320,000 shares of Common Stock at a price of $1.89 per share and accompanying warrants to purchase 26,320,000 shares of Common Stock at a public offering price of $0.01 per warrant. In addition, the Company granted the underwriters an option for a period of 30 days to purchase up to an additional 3,948,000 shares of Common Stock (the Option Shares) and/or warrants to purchase 3,948,000 shares of Common Stock (The Option Warrants). The underwriters exercised their option to purchase the Option Warrants on November 22, 2022. In December 2022, the Underwriter partially exercised the option to purchase an additional 1,541,299 of the Option Shares. As a result of the 2022 Offering and the exercise of the options, the Company received $49,296 in net proceeds, after deducting commissions of $3,238 and offering costs payable by the Company of $359.
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Subject to preferences that may apply to any outstanding preferred stock, holders of common stock are entitled to receive ratably any dividends that the Company’s board of directors may declare out of funds legally available for that purpose on a non-cumulative basis. No dividends had been declared through December 31, 2022.
Common stock warrants
On November 18, 2021, in conjunction with the Second Amendment to the original Note Purchase Agreement (Second Amendment), the Company issued warrants to purchase an aggregate of 2,500,000 shares of Common Stock at a per share exercise price of $1.60 and fair value of $2,009. Upon execution of the Second Amendment, previously issued warrants to purchase 810,357 shares of Common Stock at a per share exercise price of $6.72 which were set to expire on September 12, 2022, were cancelled.
The grant date fair value of the 2,500,000 warrants issued in connection with the Pharmakon Senior Secured Notes was estimated at the time of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

Risk free interest rate	0.87%
Expected term (in years)	3
Expected volatility	78.25%
Annual dividend yield	0.00%
Fair value of common stock	$1.60
As part of the 2022 Offering, the Company issued warrants to purchase 30,268,000 shares of Common Stock at a public offering price of $0.01 per warrant (the Warrants). Each Warrant has an exercise price of $2.565 per share of Common Stock and is exercisable until the expiration date, which is the fifth anniversary of the date of issuance (November 23, 2027). After such date, any unexercised Warrants will expire and have no further value. If the Company issues or sells, or is deemed pursuant to the terms of the Warrants to have issued or sold, any shares of Common Stock (which includes, among other things, options and securities convertible into shares of Common Stock), excluding certain issuances defined in the Warrants as "excluded issuances, for a price per share less than the exercise price of the Warrants in effect immediately prior to such issuance or sale or deemed issuance or sale (such event, a dilutive issuance), then immediately after such dilutive issuance the exercise price then in effect of the Warrants shall be reduced to the price of the shares of Common Stock issued or sold or deemed to be issued or sold in the dilutive issuance in the manner set forth in the Warrant.

OptiNose, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
A holder of Warrants will not have the right to exercise any portion of a Warrant if the holder (together with its affiliates) would beneficially own in excess of 4.99% (or on election of such holder, prior to the issuance of any Warrants, 9.99%) of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Warrants; provided, however, such holder may increase or decrease such percentage to any other percentage not in excess of 19.99%, provided that any increase in such percentage shall not be effective until 61 days after such notice is delivered to the Company.
Pursuant to the terms of the Warrant, the Company could be required to settle the Warrants in cash in the event of a "fundamental transaction" as defined in the Warrant (which includes, among other things, an acquisition of the Company) and, as a result, the Warrants are required to be measured at fair value and reported as liability in the consolidated balance sheet. The Company recorded the fair value of the Warrants upon issuance using a Monte Carlo simulation and are required to revalue the Warrants at each reporting date with any changes in fair value recorded on our statement of operations.

As of December 31, 2022, the Company had the following warrants outstanding to purchase shares of Common Stock:

Number of Shares	Classification	Exercise Price Per Share	Expiration Date
2,500,000	Equity	$1.60	November 15, 2024
30,268,000	Liability	$2.565	November 23, 2027

14. Stock-based Compensation
The Company issues stock-based awards pursuant to its 2010 Stock Incentive Plan. Effective as of October 12, 2017, the Company's 2010 Stock Incentive Plan was amended and restated (A&R Plan). The A&R Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards, restricted stock units, deferred stock units, performance shares, stock appreciation rights and other equity-based awards. The Company's employees, officers, directors and other persons are eligible to receive awards under the A&R Plan. As of December 31, 2022, 17,299,284 shares of the Company's common stock were authorized to be issued under the A&R Plan, and 3,607,066 shares were reserved for future awards under the A&R Plan. The number of shares of the Company's common stock authorized under the A&R Plan will automatically increase on January 1st of each year until the expiration of the A&R Plan, in an amount equal to four percent of the total number of shares of the Company's common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the Company's board of directors or compensation committee to determine a lesser number of shares shall be added for such year.
The amount, terms of grants, and exercisability provisions are determined and set by the Company's board of directors or compensation committee. The Company measures stock-based awards at grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the award.
Stock options
The Company has issued service-based, performance-based and market-based stock options that generally have a contractual life of up to 10 years and may be exercisable in cash or as otherwise determined by the board of directors. Vesting generally occurs over a period of not greater than four years. Performance-based options may vest upon the achievement of certain milestones in connection with the Company's development programs. As of December 31, 2022, all of the performance conditions related to performance-based stock options issued by the Company have been achieved. Market-based options may vest upon the achievement of certain market-based objectives relating to the trading price of the Company's Common Stock.

OptiNose, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
The following table summarizes the activity related to stock option grants to employees and non-employees for the year ended December 31, 2022:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life
Outstanding at December 31, 2021	7,958,781	$8.87	6.50
Granted	3,473,370	1.88
Exercised	(95,000)	2.18
Expired	(947,999)	9.56
Forfeited	(1,025,082)	3.35
Outstanding at December 31, 2022	9,364,070	$6.88	6.05
Exercisable at December 31, 2022	5,521,738	$9.98	4.55

During the year ended December 31, 2022, stock options to purchase 3,473,370 shares of common stock were granted to employees that generally vest over four years. Included in the total stock options granted were market-based options to purchase 959,215 shares of Common Stock. The stock options, including the market-based options, had an estimated weighted average grant date fair value of $1.21. The grant date fair value of each service-based and performance-based option grant was estimated at the time of grant using the Black-Scholes option-pricing model. The grant date fair value of each market-based stock option grant was estimated at the time of grant using a Monte Carlo simulation.

The total aggregate intrinsic value of stock options, other than market-based stock options, exercised during the years ended December 31, 2022 and 2021 was $111 and $35, respectively. The aggregate intrinsic value of stock options outstanding and stock options exercisable, other than market-based stock options, as of December 31, 2022 was $81 and $8, respectively. At December 31, 2022, the unrecognized compensation cost related to unvested stock options, other than market-based stock options, expected to vest was $4,368. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 2.35 years.
During the year ended December 31, 2022, market-based options to purchase 959,215 shares of Common Stock were granted to employees and generally become eligible to vest over four years, subject to the achievement of certain market-based objectives relating to the trading price of the Common Stock. Stock based compensation for these awards is recognized over the derived service period of approximately 2 years. The grant date fair value of each stock option grant, as well as the derived service period for these awards, was estimated at the time of grant using a Monte Carlo simulation. During the year ended December 31, 2022, 297,677 market-based options vested upon the achievement of certain market-based objectives relating to the trading price of the Company's Common Stock.
Included in the table above are 753,500 options granted outside the A&R Plan. The grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).

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
The following table summarizes the activity related to RSUs granted to employees for the year ended December 31, 2022:

Shares
Balance at December 31, 2021	1,959,358
Granted	1,105,246
Vested and settled	(949,857)
Expired/forfeited/canceled	(637,087)
Balance at December 31, 2022	1,477,660
Expected to vest at December 31, 2022	1,477,660
During the year ended December 31, 2022, the Company granted 1,105,246 RSUs at a weighted-average grant date fair value of $1.85, all of which were service-based RSUs. No performance-based RSUs were granted in 2022. As of December 31, 2022, the milestone associated with the previously granted performance based-RSUs was achieved. As a result 248,827 RSUs vested on June 15, 2022. At December 31, 2022, the recognized compensation cost related to vested performance-based RSUs was $1,669. At December 31, 2022, the unrecognized compensation cost related to unvested service-based RSUs expected to vest was $3,123, to be recognized over an estimated weighted-average amortization period of 2.24 years. The unrecognized compensation cost related to unvested performance-based RSUs was $942, which will be recognized over the remaining service period.
Included in the table above are 60,000 RSUs granted outside the A&R Plan. The grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).

2017 Employee Stock Purchase Plan
The Company's 2017 Employee Stock Purchase Plan (the 2017 Plan) became effective on October 12, 2017. As of December 31, 2022, 2,021,813 shares of the Company's common stock were authorized to be issued pursuant to purchase rights granted to its employees or to employees of any of its participating affiliates under the 2017 Plan. 982,989 shares of the Company's common stock were reserved for future issuance under the 2017 Plan. The number of shares of the Company's common stock that may be issued pursuant to rights granted under the 2017 Plan shall automatically increase on January 1st of each year until the expiration of the 2017 Plan, in an amount equal to one percent of the total number of shares of the Company's common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors or compensation committee to determine a lesser number of shares shall be added for such year.
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
•July 1 through December 31.

OptiNose, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
At the end of each offering period, shares of the Company’s common stock may be purchased at 85% of the lesser of the average of the high and low sales price of the Company’s common stock on (i) the first trading day of the relevant offering period and (ii) the last trading day of the relevant offering period (or, if the relevant offering period has multiple purchase periods, the last trading day of the relevant purchase period). In accordance with the guidance in ASC 718-50 – Compensation – Stock Compensation, the ability to purchase shares of the Company’s common stock at the lower of the price on the first day of the offering period or the last day of the offering period (i.e. the purchase date) represents an option and, therefore, the 2017 Plan is a compensatory plan under this guidance. Accordingly, stock-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black-Scholes option-pricing model and is recognized over the requisite service period of the option. The Company has recognized stock-based compensation expense of $253 and $402 during the years ended December 31, 2022 and 2021, respectively, related to the 2017 Plan.
Stock-based compensation expense
The Company recorded stock-based compensation expense in the following expense categories of its accompanying consolidated statements of operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Cost of product sales	$35	$50
Research and development	809	1,079
Selling, general and administrative	8,033	8,874
Total stock-based compensation expense	$8,877	$10,003
In addition, stock-based compensation expense of $83 was charged to inventory as of December 31, 2022. No stock-based compensation expense was charged to prepaid expenses and other assets as of December 31, 2022. These charges represent the total stock-based compensation expense incurred related to employees involved in the manufacturing process of finished goods and samples during the period.
The Company utilized the Black-Scholes valuation model for estimating the fair value of stock options issued under the 2017 Plan. The Company calculated the fair value of each option grant and the shares issued under the 2017 Plan on the respective dates of grant using the following weighted average assumptions:

	December 31, 2022
	2010 A&R Stock Incentive Plan	2017 Employee Stock Purchase Plan
Risk free interest rate	2.22%	0.17%
Expected term (in years)	6.08	0.50
Expected volatility	73.23%	88.13%
Annual dividend yield	0.00%	0.00%
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
15. Income Taxes
Income taxes are based on the following book income (loss) before income tax expense:

	Year Ended December 31,
	2022	2021
Domestic operations	$(72,750)	$(78,801)
Foreign operations	(2,083)	(3,495)
Loss before provision for income taxes	$(74,833)	$(82,296)
A reconciliation of income tax expense (benefit) at the US federal statutory income tax rate and the income tax provision in the financial statements is as follows:

	Year Ended December 31,
	2022	2021
Income tax expense at statutory rate	21.0%	21.0%
Permanent items	(1.5)	(0.4)
Foreign rate differential	(0.7)	0.1
Impact of foreign operations	(14.5)	—
State taxes, net of federal benefit	2.6	4.7
Tax rate changes	(2.9)	—
Foreign exchange and other	(1.7)	(0.9)
Stock based compensation	(2.9)	—
Prepaid royalty write off	(11.8)	—
Change in valuation allowance	12.4	(24.5)
Effective income tax rate	0.0%	0.0%

OptiNose, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
The principal components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2022	2021
Deferred tax assets:
Accrued expenses and other	$5,144	$6,712
Prepaid licensing arrangement	—	9,441
Interest expense	14,304	10,708
Stock compensation	7,193	8,583
Lease liability	642	1,081
Research and development credits	2,460	2,461
Capitalized R&D	3,377
Net operating losses	83,376	87,324
Total deferred tax assets	116,496	126,310
Deferred tax liabilities:
Fixed assets, including leases	(171)	(210)
Right-to-use asset	(605)	(1,024)
Total deferred tax liabilities:	(776)	(1,234)
Less: Valuation allowance	(115,720)	(125,076)
Total net deferred tax assets (liabilities)	$—	$—

As of December 31, 2022, the Company had foreign net operating loss (NOL) carry forwards of $9,073, primarily from its operations in Norway. As of December 31, 2022, the Company had federal and state NOLs of $335,009 and $252,324, respectively. These domestic NOL carry forwards may be subject to an annual limitation in the event of cumulative changes in the ownership interests of significant stockholders over a three-year period in excess of 50%. This could limit the amount of NOLs that the Company can utilize annually to offset future domestic taxable income, if any. The amount of the annual limitation, if any, will be determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The federal NOLs generated after 2017 have an indefinite carry forward period. The federal NOLs generated prior to 2018 will expire from 2030 through 2037. Some state NOLs will not expire while other state NOLs expire over various periods depending on the rules of the jurisdiction in which they were generated. The earliest state NOL expiration is in 2030.
The U.S. NOL and tax credit carry forwards could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of other restrictions under U.S. tax law. Under Sections 382 and 383, if a corporation undergoes an “ownership change”, generally defined as a greater than 50% change, by value, in equity ownership during a three-year period, the corporation’s ability to offset pre-change tax attributes, such as NOLs and R&D tax credits, against post-change income or tax may be limited. We have not performed an analysis under Section 382 and cannot predict or otherwise determine whether utilization of our federal tax attribute carry forwards may be limited. As a result, if we have taxable income in the future, our ability to use existing U.S. NOL and R&D tax credit carry forwards to reduce U.S. taxable income or tax liability may be subject to limitation resulting in increased future tax liabilities. Similar rules at the state level may also limit our ability to use state NOLs. Also, there may be periods when the use of NOLs is suspended or otherwise limited at the state level, which could accelerate or permanently increase state taxes owed.
The company also has federal and state R&D credit carryforwards of $2,487 which can be carried forward for 20 years beginning to expire in 2031.

OptiNose, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
ASC 740 requires the establishment of a valuation allowance to reduce deferred tax assets if, based on the weight of the available positive and negative evidence it is more likely than not that all or a portion of the deferred tax assets will not be realized. There is insufficient positive evidence to overcome the negative evidence attributable to the Company’s cumulative operating losses. Consequently, the Company established a full valuation allowance against its net deferred tax assets at December 31, 2022 and 2021, respectively, because the Company’s management was unable to conclude that it is more likely than not that these assets will be fully realized. The Company had a net decrease in its valuation allowance of $9,356 during the year ended December 31, 2022, primarily related to material deferred tax asset write offs from prepaid royalty and equity compensation as well as Norway NOL utilization in the current year.
The Company files income tax returns in Norway, the UK, the US, and various states. The Company is subject to examination by federal, state and foreign jurisdictions. The Company’s tax years in the US are open under statute from inception to present. All open years may be examined to the extent that tax credits or net operating loss carry forwards are used in future periods.
The Company’s policy is to record interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2022, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations.
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
On December 27, 2020, the Consolidated Appropriations Act, 2021 (CAA) was signed into law. Along with providing funding for normal government operations ($1.4 trillion), this bill provides for additional COVID-19 focused relief ($900 billion). The CAA extends certain provisions of the CARES Act, provides additional funding for others and contains new relief provisions. The CAA did not have a material impact on the Company’s income taxes for 2021.
On August 16, 2022, the Inflation Reduction Act of 2022 was enacted into law containing corporate income tax provisions such as the corporate alternative minimum tax and an excise tax on the repurchase of corporate stock. These provisions are not expected to have a material impact on the Company's income taxes in the near term.