Form 10-Q
period 2023-03-31
OptiNose, Inc.
filed 2023-05-11
CIK 1494650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☒	Smaller reporting company	☒
	Emerging growth company	☐

    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐   No ☒

The number of shares of the registrant's common stock outstanding at May 1, 2023 was 111,955,893 shares.

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
▪XHANCE prescription, net revenue, prescriber and other business trends;
▪the potential for increasing rates of enforcement of payor utilization management criteria to negatively impact XHANCE prescription volumes;
▪our expectation that the research and development costs will significantly decrease in 2023 as compared to 2022;
▪our expectation that our operating expenses (consisting of selling, general and administrative expenses and research and development expenses) in 2023 will be between $88.0 million and $93.0 million and that our non-cash stock-based compensation expense will be approximately $6.0 million;
▪our expectation that XHANCE net product revenues for the full year of 2023 will be between $62.0 million and $68.0 million;
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
Forward-looking statements are based upon our current expectations and assumptions and are subject to a number of known and unknown risks, uncertainties and other factors that could cause actual results to differ materially and adversely from those expressed or implied by such statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (SEC), and in particular, the risks and uncertainties discussed therein under the caption “Risk Factors”. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. As a result, you should not place undue reliance on forward-looking statements.
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

MARKET, INDUSTRY AND OTHER DATA
This Form 10-Q contains estimates, projections, market research and other data generated by independent third parties, by third parties on our behalf and by us concerning prescription data, markets for XHANCE, XHANCE market access and the INS market. Information that is based on estimates, projections, market research or similar methodologies is inherently subject to uncertainties and actual results, events or circumstances may differ materially from results, events and circumstances reflected in this information. As a result, you are cautioned not to give undue weight to such information.

PART I

ITEM 1. FINANCIAL STATEMENTS
OptiNose, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$83,928	$94,244
Accounts receivable, net	16,979	33,932
Inventory	8,303	9,443
Prepaid expenses and other current assets	2,961	2,865
Total current assets	112,171	140,484
Property and equipment, net	722	795
Other assets	2,032	2,943
Total assets	$114,925	$144,222
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$6,244	$5,291
Accrued expenses and other current liabilities	31,080	44,864
Short term debt, net	128,979	128,575
Total current liabilities	166,303	178,730
Warrant liability	22,000	21,490
Other liabilities	407	626
Total liabilities	188,710	200,846
Stockholders' deficit:
Common stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2023 and December 31, 2022; 111,955,924 and 111,492,791 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	112	111
Additional paid-in capital	629,927	628,242
Accumulated deficit	(703,740)	(684,893)
Accumulated other comprehensive loss	(84)	(84)
Total stockholders' deficit	(73,785)	(56,624)
Total liabilities and stockholders' deficit	$114,925	$144,222

See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Operations
For the Three Months Ended March 31, 2023 and 2022
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
Net product revenues	$11,846	$14,760
Total revenues	11,846	14,760
Costs and expenses:
Cost of product sales	1,706	2,014
Research and development	1,785	4,802
Selling, general and administrative	22,723	29,339
Total operating expenses	26,214	36,155
Loss from operations	(14,368)	(21,395)
Other (income) expense:
Unrealized loss on fair value of warrants	510	—
Interest income	(705)	(134)
Interest expense	4,672	4,073
Foreign currency (gains) losses	2	(1)
Net loss	$(18,847)	$(25,333)
Net loss per share of common stock, basic and diluted	$(0.17)	$(0.31)
Weighted average common shares outstanding, basic and diluted	111,774,425	82,447,861
See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Comprehensive Loss
For the Three Months Ended March 31, 2023 and 2022
(in thousands)
(Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2023	2022
Net loss	$(18,847)	$(25,333)
Other comprehensive loss:
Foreign currency translation adjustment	—	(1)
Comprehensive loss	$(18,847)	$(25,334)
See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Changes in Stockholders' Deficit
(in thousands, except share data)

Three Months Ended March 31, 2023
	Stockholders' Equity (Deficit)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2022	111,492,791	$111	$628,242	$(684,893)	$(84)	$(56,624)
Stock compensation expense	—	—	1,520	—	—	1,520
Vesting of restricted stock units	343,406	1	—	—	—	1
Issuance of common stock under employee stock purchase plan	119,727	—	164	—	—	164
Foreign currency translation adjustment	—	—	—	—	—	—
Net loss	—	—	—	(18,847)	—	(18,847)
Balance at March 31, 2023	111,955,924	$112	$629,927	$(703,740)	$(84)	$(73,785)

Three Months Ended March 31, 2022
	Stockholders' Equity (Deficit)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2021	82,238,900	$82	$588,288	$(610,061)	$(81)	$(21,772)
Stock compensation expense	—	—	1,998	—	—	1,998
Vesting of restricted stock units	262,942	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	179,206	1	249	—	—	250
Foreign currency translation adjustment	—	—	—	—	(1)	(1)
Net loss	—	—	—	(25,333)	—	(25,333)
Balance at March 31, 2022	82,681,048	$83	$590,535	$(635,394)	$(82)	$(44,858)

See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2023 and 2022
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net loss	$(18,847)	$(25,333)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	72	119
Stock-based compensation	1,523	1,997
Change in fair value of warrant liability	510	—
Amortization of debt discount and issuance costs	405	536
Changes in operating assets and liabilities:
Accounts receivable	16,953	12,747
Prepaid expenses and other assets	874	71
Inventory	1,118	509
Accounts payable	953	(371)
Accrued expenses and other liabilities	(14,039)	(9,610)
Cash used in operating activities	(10,478)	(19,335)
Investing activities:
Purchases of property and equipment	—	(48)
Cash used in investing activities	—	(48)
Financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	162	249
Cash provided by financing activities	162	249
Effects of exchange rate changes on cash and cash equivalents	—	(3)
Net decrease in cash, cash equivalents and restricted cash	(10,316)	(19,137)
Cash, cash equivalents and restricted cash at beginning of period	94,244	110,515
Cash, cash equivalents and restricted cash at end of period	$83,928	$91,378
Supplemental disclosure of cash flow information:
Cash paid for interest	4,255	3,494
Supplemental disclosure of noncash activities:
Fixed asset purchases within accounts payable and accrued expenses	$—	$11
Recognition of right-of-use assets and lease liabilities	$37	$287
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
2. Liquidity
Since inception, the Company's operations have focused on organization and staffing, business planning, raising capital, establishing an intellectual property portfolio, conducting preclinical studies and clinical trials, pursuing regulatory approvals and most recently, launching XHANCE in the US. As of March 31, 2023, the Company had cash and cash equivalents of $83,928 and a working capital deficiency of $54,132.
The Company is subject to a number of risks similar to other life sciences companies, including successful discovery, development and commercialization of its products and product candidates, raising additional capital, the development by its competitors of new technological innovations, protection of proprietary technology and market acceptance of the Company's products. The Company has incurred recurring net losses since its inception and has accumulated a deficit of $703,740 as of March 31, 2023.
The Company entered into a Note Purchase Agreement (the Note Purchase Agreement) on September 12, 2019 with funds managed by Pharmakon Advisors, LP (Pharmakon), the investment manager of the BioPharma Credit Funds (BioPharma) which was subsequently amended on August 13, 2020, March 2, 2021, November 16, 2021, August 10, 2022, and November 9, 2022. On November 23, 2022, the Company amended and restated the Note Purchase Agreement (the A&R Note Purchase Agreement). Pursuant to the A&R Note Purchase Agreement, the financial covenants requiring the Company to achieve minimum trailing twelve-month consolidated XHANCE net product sales and royalties were modified (See Note 8). The principal balance outstanding under the A&R Note Purchase Agreement was $130,000 at March 31, 2023.
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
The A&R Note Purchase Agreement also requires the Company to maintain at all times a minimum of $30,000 of cash and cash equivalents. The Company believes that it is probable that its existing cash and cash equivalents will not be adequate to fund its operations and maintain at least $30,000 of cash and cash equivalents as required

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

under the A&R Note Purchase Agreement for at least twelve-months following the filing of this Form 10-Q, which will also constitute a default of the liquidity financial covenant under the A&R Note Purchase Agreement if the Company is unable to obtain additional capital or obtain a waiver or modification to this liquidity covenant prior to falling below such $30,000 threshold.
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
In the opinion of management, the accompanying unaudited interim financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the financial statements) considered necessary to present fairly the Company's financial position as of March 31, 2023 and its results of operations for the three months ended March 31, 2023 and 2022 and cash flows for the three months ended March 31, 2023 and 2022. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The unaudited interim financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2022 contained in the Company’s annual report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 7, 2023.

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
Customer and supplier concentration
The Company has exposure to credit risk in accounts receivable from sales of product. XHANCE is sold to wholesale pharmaceutical distributors and preferred pharmacy network (PPN) partners, who, in turn, sell XHANCE to pharmacies, hospitals and other customers. Five customers represented approximately 58% and 45% of the Company's accounts receivable at March 31, 2023 and 2022, respectively. Five customers represented approximately 39% and 35% of the Company's net product sales for the three months ended March 31, 2023 and 2022, respectively.
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
At March 31, 2023 and 2022, the Company's financial instruments included cash and cash equivalents, accounts receivable, grants receivable, accounts payable, accrued expenses and certain liability classified warrants. The

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)
carrying amounts reported in the Company's financial statements for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates their respective fair values because of the short-term nature of these instruments. In addition, at March 31, 2023, the Company believed the carrying value of debt approximates fair value as the interest rates were reflective of the rate the Company could obtain on debt with similar terms and conditions. At March 31, 2023, there were no financial assets or liabilities measured at fair value on a recurring basis other than the liability classified warrants.
In November 2022, the Company issued warrants in connection with a public offering. Pursuant to the terms of the warrant agreement, the Company could be required to settle the warrants in cash in the event of an acquisition of the Company and, as a result, the warrants are required to be measured at fair value and reported as liability in the consolidated balance sheet. The Company recorded the fair value of the warrants upon issuance using a Monte Carlo simulation and is required to revalue the warrants at each reporting date with any changes in fair value recorded on our statement of operations. The valuation of the warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. The change in the fair value of the Level 3 warrants liabilities is reflected in the statement of operations for the three months ended March 31, 2023.
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
Net income (loss) per common share
Basic net income (loss) per common share is determined by dividing net income (loss) applicable to common stockholders by the weighted average common shares outstanding during the period. For the three months ended March 31, 2023 and 2022, the outstanding Common Stock options, Restricted Stock units, Common Stock warrants and shares to be issued under the Company's 2017 Employee Stock Purchase Plan have been excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted net loss per share are the same.
Diluted net loss per common share for the periods presented do not reflect the following potential common shares, as the effect would be antidilutive:

	March 31,
	2023	2022
Stock options	10,489,593	10,462,195
Restricted stock units	2,691,174	2,785,746
Common stock warrants	32,768,000	2,500,000
Employee stock purchase plan	97,817	213,693
Total	46,046,584	15,961,634
Income taxes
In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the three months ended March 31, 2023 and 2022, the Company recorded no tax expense or benefit due to the expected current year loss and its historical losses. As of March 31, 2023 and December 31, 2022, the Company concluded that a full valuation allowance would be necessary for all of its net deferred tax assets. The Company had no amounts recorded for uncertain tax positions, interest or penalties in the accompanying consolidated financial statements.

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
Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level I, 2 and 3 during the three months ended March 31, 2023.
The table below presents the liabilities (in thousands) measured and recorded in the financial statements at fair value on a recurring basis at March 31, 2023 categorized by the level of inputs used in the valuation of each liability.

	March 31, 2023
	Total	Level 1	Level 2	Level 3
Liabilities
Warrant Liability	$22,000	$—	$—	$22,000
Total Liabilities	$22,000	$—	$—	$22,000
Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis
Warrant Liability
The reconciliation of the Company's warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

Warrant Liability
Balance, December 31, 2022	$21,490
Warrants issued	—
Change in fair value of liability	510
Balance, March 31, 2023	$22,000
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

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
Stock price	$1.93	$1.85
Strike price	$2.57	$2.57
Expected volatility	45.0%	45.0%
Risk-free interest rate	3.6%	3.8%
Expected dividend yield	—%	—%
Expected life (years)	4.60	4.90
Fair value per warrant	$0.73	$0.71
5. Inventory
Inventory consisted of the following:

	March 31, 2023	December 31, 2022
Raw materials	$1,882	$1,691
Work-in-process	4,143	5,010
Finished goods	2,278	2,742
Total inventory	$8,303	$9,443
Inventories are stated at the lower of cost or net realizable value, as determined on a first-in, first-out, basis.
6. Property and Equipment
Property and equipment, net, consisted of the following:

	March 31, 2023	December 31, 2022
Computer equipment and software	$1,190	$1,203
Furniture and fixtures	366	366
Machinery and equipment	3,067	3,067
Leasehold improvements	609	609
Construction in process	115	115
	5,347	5,360
Less: accumulated depreciation	(4,625)	(4,565)
	$722	$795
Depreciation expense was $72 and $118 for the three months ended March 31, 2023 and 2022, respectively. In addition, depreciation expense of $643 and $22 was charged to inventory and prepaid expenses and other assets, respectively, as of March 31, 2023, which represents depreciation expense related to equipment involved in the manufacturing process.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of:

	March 31, 2023	December 31, 2022
Accrued expenses:
Selling, general and administrative expenses	$4,486	$3,799
Research and development expenses	981	1,298
Payroll expenses	5,572	7,888
Product revenue allowances	17,236	27,993
Other	1,161	1,915
Total accrued expenses	29,436	42,893
Other current liabilities:
Lease liability	1,644	1,971
Total other current liabilities	1,644	1,971
Total accrued expenses and other current liabilities	$31,080	$44,864

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
On November 23, 2022, the Company amended and restated the Note Purchase Agreement, initially entered into on September 12, 2019 and amended through November 9, 2022, among the Company, its subsidiaries, OptiNose US, Inc., OptiNose AS and OptiNose UK, Ltd. and BioPharma Credit PLC, as collateral agent, and the purchasers party thereto from time to time (the A&R Note Purchase Agreement). Pursuant to the A&R Note Purchase Agreement, certain modifications to the affirmative and negative covenants, events of default and other provisions were made, including, without limitation, (i) the requirement for the Company to deliver quarterly and annual financial statements that, commencing with the Company's consolidated financial statements for the year ending December 31, 2023, are not subject to a “going concern” statement (the Going Concern Covenant) and (ii) the removal of certain exceptions to the negative covenants which previously permitted the Company to enter into certain transactions without the consent of the holders of the Pharmakon Senior Secured Notes, including permitted acquisitions, swap contracts, convertible bonds and revolving credit facilities. The financial covenants requiring the Company to achieve minimum trailing twelve-month consolidated XHANCE net product sales and royalties were amended to be pushed back to March 31, 2024.

The A&R Note Purchase Agreement provided for an extension of the maturity date of the Pharmakon Senior Secured Notes from September 12, 2024 to June 30, 2027 (New Maturity Date), an extension of the interest-only period from September 2023 to September 2025, after which principal repayments will commence starting on September 30, 2025 and will be made in eight equal quarterly installments of principal and interest through the New Maturity Date. As part of the A&R Note Purchase Agreement the Pharmakon Senior Secured Notes will now bear an amended interest rate through the New Maturity Date equal to the 3-month Secured Overnight Financing Rate (subject to a 2.50% floor), determined as of the date that is two business days prior to the commencement of each quarter, plus 8.50% per annum, which interest rate shall be increased by an additional 3.00% per annum upon the occurrence and during the continuation of any event of default. The Effective Interest Rate as of March 31, 2023 is 13.62%.

In conjunction with the A&R Note Purchase Agreement, a modification was made to the “make-whole” premium payment due in connection with any principal prepayments (whether mandatory or voluntary) made prior to the 3-

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

year anniversary of the date of the A&R Note Purchase Agreement. On any such prepayment date, the Company will be required to pay a make-whole premium in the amount of (i) for any prepayment date occurring up until and including the 18-month anniversary of the date of the A&R Note Purchase Agreement, the foregone interest from such prepayment date through the 18-month anniversary of such prepayment date; and (ii) for any prepayment after the 18-month anniversary of the date of the A&R Note Purchase Agreement, the foregone interest from such prepayment date through the 3-year anniversary of the date of the A&R Note Purchase Agreement; provided, however, that in no event shall the amount of all make-whole premium payments exceed $24,000 in the aggregate.

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
The Pharmakon Senior Secured Notes are secured by a pledge of substantially all of the assets of the Company and the Guarantors and the A&R Note Purchase Agreement contains affirmative and negative covenants customary for financings of this type, including limitations on the Company’s and its subsidiaries’ ability, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, repay junior indebtedness, incur a material adverse change and enter into affiliate transactions, in each case, subject to certain exceptions. In addition, the A&R Note Purchase Agreement contains financial covenants requiring the Company to maintain certain minimum trailing twelve-month consolidated XHANCE net sales and royalties, tested on a quarterly basis, and to have at least $30,000 of cash and cash equivalents at all times. The A&R Note Purchase Agreement also includes events of default customary for financings of this type, in certain cases subject to customary periods to cure, following which BioPharma may accelerate all amounts outstanding under the Pharmakon Senior Secured Notes.
The Company believes that it is probable that it will not achieve the trailing twelve-month minimum consolidated XHANCE net sales and royalties thresholds that it is required to achieve commencing with the period ending March 31, 2024. Additionally, without additional capital, the Company believes that it is probable that it will not be able to maintain at least $30,000 of cash and cash equivalents for at least twelve-months following the filing of this Form 10-Q. In addition, the Company believes that it is unlikely that it will be able to maintain compliance with the Going Concern Covenant in 2024. As a result, in accordance with FASB Accounting Standards Codification 470, the Company has classified all outstanding principal and the payment of additional fees upon maturity as a current liability in the accompanying consolidated balance sheet as of March 31, 2023.
The Company recorded interest expense of $4,672 and $4,073 during the three months ended March 31, 2023 and 2022, respectively. Interest expense included total coupon interest and the amortization of debt issuance costs.
The Pharmakon debt balance is comprised of the following:

	March 31, 2023	December 31, 2022
Face amount	$130,000	$130,000
Front end fees	(630)	(666)
Debt issuance costs	(6,371)	(6,739)
Back end fees	5,980	5,980
Debt, net	$128,979	$128,575

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

9. Employee Benefit Plans
For US employees, the Company maintains a defined contribution 401(k) retirement plan. As of March 31, 2023, $61 was recorded in accrued liabilities related to the Company match. The Company's contributions are made in cash.
10. Stockholders' Equity
As of March 31, 2023, the Company had the following warrants outstanding to purchase shares of Common Stock:

Number of Shares	Classification	Exercise Price Per Share	Expiration Date
2,500,000	Equity	$1.60	November 15, 2024
30,268,000	Liability	$2.565	November 23, 2027

11. Stock-based Compensation
The Company recorded stock-based compensation expense related to stock options and shares issued under the Company's 2010 Stock Incentive Plan and 2017 Employee Stock Purchase Plan (2017 Plan) in the following expense categories of its accompanying consolidated statements of operations for the three and three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,	Three Months Ended March 31,
	2023	2022
Cost of product sales	$6	$13
Research and development	155	196
General and administrative	1,361	1,791
	$1,522	$2,000
In addition, stock-based compensation expense of $82 and $6 was capitalized to inventory and prepaid expenses and other assets, respectively, as of March 31, 2023, which represents the stock-based compensation expense incurred related to employees involved in the manufacturing process of finished goods and samples.
Stock Options
The Company issues stock-based awards pursuant to its 2010 Stock Incentive Plan. Effective as of October 12, 2017, the Company's 2010 Stock Incentive Plan was amended and restated (A&R Plan).The Company has issued service-based, performance-based, and market-based stock options that generally have a contractual life of up to 10 years and may be exercisable in cash or as otherwise determined by the Company's board of directors or committee thereof. Vesting generally occurs over a period of not greater than four years. Performance-based options may vest upon the achievement of certain milestones. As of March 31, 2023, all of the performance conditions related to performance-based stock options issued by the Company had been achieved. Market-based options may vest upon the achievement of certain market-based objectives relating to the trading price of the Company's Common Stock.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

The following table summarizes the activity related to stock option grants to employees and non-employees for the three months ended March 31, 2023:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life
Outstanding at December 31, 2022	9,364,070	$6.88	6.05
Granted	1,543,677	1.84
Exercised	—	—
Expired	(289,909)	7.08
Forfeited	(128,245)	2.61
Outstanding at March 31, 2023	10,489,593	$7.03	6.50
Exercisable at March 31, 2023	5,740,215	$9.51	4.68

During the three months ended March 31, 2023, stock options to purchase 1,543,677 shares of Common Stock were granted to employees and generally vest over four years. The stock options, including the market-based options, had an estimated weighted average grant date fair value of $1.27. The grant date fair value of each service-based and performance-based option grant was estimated at the time of grant using the Black-Scholes option-pricing model. The grant date fair value of each market-based stock option grant was estimated at the time of grant using a Monte Carlo simulation.
The aggregate intrinsic value of stock options outstanding and stock options exercisable, other than market-based stock options, as of March 31, 2023 was $358 and $39, respectively. At March 31, 2023, the unrecognized compensation cost related to unvested stock options, other than market-based stock options, expected to vest was $5,339. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 2.88 years.
Included in the table above are 959,215 market-based options granted. These options generally become eligible to vest over four years, subject to the achievement of certain market-based objectives relating to the trading price of the Common Stock. Stock based compensation for these awards is recognized over the derived service period of approximately 2 years. The grant date fair value of each stock option grant, as well as the derived service period for these awards, was estimated at the time of grant using a Monte Carlo simulation. During the three months ended March 31, 2023, no market-based options vested upon the achievement of certain market-based objectives relating to the trading price of the Company's Common Stock.
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
The following table summarizes the activity related to RSUs granted to employees for the three months ended March 31, 2023:

Shares
Balance at December 31, 2022	1,477,660
Granted	1,627,174
Vested and settled	(343,406)
Expired/forfeited/canceled	(70,254)
Balance at March 31, 2023	2,691,174
Expected to vest at March 31, 2023	2,691,174

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

During the three months ended March 31, 2023, the Company granted 1,627,174 RSUs at a weighted-average grant date fair value of $1.86, all of which were service-based RSUs. No performance-based RSUs were granted in the three months ended March 31, 2023. As of March 31, 2023, the milestone associated with the previously granted performance based-RSUs was achieved. At March 31, 2023, the recognized compensation cost related to vested performance-based RSUs was $1,660. At March 31, 2023, the unrecognized compensation cost related to unvested service-based RSUs expected to vest was $5,031, to be recognized over an estimated weighted-average amortization period of 3.03 years. The unrecognized compensation cost related to unvested performance-based RSUs was $401, which will be recognized over the remaining service period.
Included in the table above are 60,000 RSUs granted outside the A&R Plan. The grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).
2017 Employee Stock Purchase Plan
Under the 2017 Plan, shares of Common Stock may be purchased by eligible employees who elect to participate in the 2017 Plan at 85% of the lower of the fair market value of Common Stock on the first or last day of designated offering periods. The Company recognized stock-based compensation expense related to the 2017 Plan of $33 and $89 during the three months ended March 31, 2023 and 2022, respectively.
The Company calculated the fair value of each option grant and the shares issued under the 2017 Plan on the respective dates of grant using the following weighted average assumptions:

	Three Months Ended March 31,
	2023	2022
Risk free interest rate	0.05%	0.22%
Expected term (in years)	0.5	0.5
Expected volatility	71.43%	88.56%
Annual dividend yield	0.00%	0.00%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read this section in conjunction with our unaudited interim consolidated financial statements and related notes included in Part I. Item 1 of this Form 10-Q and our audited consolidated financial statements and related notes thereto and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (SEC) on March 7, 2023. In addition to historical information, some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. As a result of many factors, our actual results could differ materially from the results described in or implied by such forward-looking statements. Please refer to the "Note Regarding Forward-Looking Statements" section of this Form 10-Q for additional information.
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
In March and June 2022, we announced positive top line results from our two Phase 3b clinical trials (ReOpen1 and ReOpen2) of XHANCE for a follow-on indication for the treatment of chronic sinusitis. The results of ReOpen1 and ReOpen2 were summarized in our Form 10-K for the year period ended December 31, 2022, filed with the Securities and Exchange Commission on March 7, 2023. In February 2023, we submitted a prior approval efficacy supplement (sNDA) to support the approval of a new indication for XHANCE for the treatment of chronic rhinosinusitis. The FDA accepted the sNDA for review and assigned a Prescription Drug User Fee Act (PDUFA) target goal date of December 16, 2023. If the sNDA is approved, XHANCE has the potential to be the first drug therapy approved by the FDA for the treatment of chronic sinusitis.
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
XHANCE Business Update
We track and report metrics that we believe are an important part of assessing our progress in key strategic areas including:
•XHANCE Prescriptions and Market Share. Based on third-party prescription data as well as data from PPN partners, the total estimated number of XHANCE prescriptions in the first quarter of 2023 was 84,400, which represents a 1% increase for prescriptions when compared to estimated first quarter 2022 prescriptions of 83,500. In first quarter 2023 we updated the methodology used to estimate XHANCE prescriptions. For reference, under the prior methodology we estimated prescriptions of 80,600 in the first quarter of 2022. The INS prescription market increased 5% from first quarter 2022 to first quarter 2023 based on third-party prescription data.
A seasonal effect has historically been observed in the INS prescription market in which market volume generally peaks near the middle of the second quarter and declines into the early part of the third quarter of each calendar year. Based on third-party prescription data, INS market prescriptions were flat from the fourth quarter of 2021 to the first quarter of 2022, increased 7% from the first quarter of 2022 to the second quarter 2022, decreased 7% from the second quarter of 2022 to the third quarter 2022, increased 4% from the third quarter of 2022 to the fourth quarter 2022, and increased 1% from the fourth quarter of 2022 to the first quarter 2023.
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
Previously we tracked the market share of XHANCE within our current target audience because market share normalizes XHANCE prescriptions for market effects including the INS market seasonality, seasonal variation in patient visits with their doctor, annual deductible resets and annual changes in individual patient's healthcare insurance coverage referenced above. We calculated market share as the proportion of XHANCE prescriptions to the number of prescriptions written for other INS within our current target audience of approximately 21,000 physicians. However, most of the INS prescriptions written within our target physician audience are for chronic sinusitis, allergic rhinitis and other conditions outside of our nasal polyp indication. Due to the limitations of this denominator, which also does not include prescriptions for the several biologic products that are indicated to treat chronic rhinosinusitis with nasal polyps, and the fact that we now have five years of historical XHANCE prescription data, we have stopped tracking market share but will continue to remain focused on year-over-year prescription growth.
•XHANCE New Prescriptions and Refill Prescriptions. The underlying disease that we are treating is chronic and, as a result, many patients may fill multiple prescriptions per year. We monitor new prescriptions as they create the potential for future refill prescriptions. Based on third-party prescription data as well as data from PPN partners, the total estimated number of XHANCE new prescriptions in the first quarter of 2023 was 30,400, which represents a 3% increase for new prescriptions when compared to estimated first quarter 2022 new prescriptions of 29,500. In first quarter 2023 we updated the methodology used to estimate XHANCE new prescriptions. For reference, under the prior methodology we estimated new prescriptions of 28,200 in the first quarter of 2022. Based on third-party prescription data, the INS market for new prescriptions increased 8% from the first quarter of 2022 to the first quarter of 2023 and increased 5% from the fourth quarter of 2022 to the first quarter of 2023.
We track refill prescriptions and provide patient assistance to support refill programs that are administered by our PPN partners. Based on third-party prescription data as well as data from PPN partners, the total estimated number of XHANCE refill prescriptions in the first quarter of 2023 was 54,000, which is unchanged compared to estimated first quarter 2022 refill prescriptions of 54,000. In first quarter 2023 we updated the methodology used to estimate XHANCE refill prescriptions. For reference, under the prior methodology we estimated refill prescriptions of 52,400 in the first quarter of 2022.
•Prescribing Breadth and Depth. We track the number of physicians who prescribe XHANCE in a time period to evaluate the breadth of prescribing. Based on third-party prescription data as well as data from PPN partners, the total estimated number of physicians who had at least one patient fill a prescription for XHANCE in the first quarter of 2023 was 8,545, which represents a 6% decrease when compared to the estimated 8,027 physicians who had at least one patient fill a prescription for XHANCE in the first quarter of 2022. In addition, the total estimated number of physicians who had at least one patient fill a prescription for XHANCE was 8,289 in the second quarter of 2022, 8,056 in the third quarter of 2022, and 8,313 in the fourth quarter of 2022. In first quarter 2023 we updated the methodology used to estimate XHANCE prescriptions and as a consequence updated our estimate for the number of physicians who had at least one patient fill a prescription for XHANCE. For reference, under the prior methodology we estimated the number of physicians who had at least one patient fill a prescription for XHANCE was 7,690 in the first quarter of 2022.
We also track the number of prescriptions filled by a prescribing physician's patients in a time period to evaluate depth of prescribing. Based on third-party prescription data as well as data from PPN partners, the total estimated number of physicians who had more than 15 XHANCE prescriptions filled by their patients in the first quarter of 2023 was 1,391, which represents a 1% decrease when compared to the estimated 1,406 physicians who had more than 15 XHANCE prescriptions filled by their patients in the first quarter of 2022. In addition, the total estimated number of physicians who had more than 15 XHANCE prescriptions filled by their patients was 1,523 in the second quarter of 2022, 1,485 in the third quarter of 2022, and 1,509 in the fourth quarter of 2022. In first quarter 2023 we updated the methodology used to estimate XHANCE prescriptions and as a consequence updated our estimate for the number of physicians who had more than 15 XHANCE prescriptions filled by their patients. For reference, under the prior methodology we estimated the number of physicians who had more than 15 XHANCE prescriptions filled by their patients was 1,468 in the first quarter of 2022.
•XHANCE Net Product Revenues per Prescription. We calculate average net product revenues per prescription, one metric that we use to gauge the profitability of XHANCE, by dividing net product revenues for the quarter by the estimated number of XHANCE prescriptions dispensed during the quarter. Average XHANCE net product revenues per prescription were $140 in the first quarter of 2023 which represents a 21% decrease when compared to the $177 average XHANCE net product revenues per prescription in the first quarter of 2022. The decrease in average net product revenues per prescription is primarily the result of decreased shipments in the first quarter of 2023 compared to the first quarter of 2022 and an increase in co-pay assistance driven by an increase in the proportion of volumes attributable to patients with commercial insurance that does not cover XHANCE or who have not met the utilization management criteria of their insurer, and an increase in the proportion of volumes attributable to patients with government insurance including Medicare and Medicaid which have a lower average net revenue per prescription than commercial insurance prescriptions because of higher rebates that we are required to pay under such government programs. In first quarter 2023 we updated the methodology used to estimate XHANCE prescriptions. For reference under the prior methodology we estimated net product revenues per prescription of $183 for the first quarter of 2022.
•Market Access. We believe that as of March 31, 2023 approximately 80% of commercially insured lives are currently in a plan that covers XHANCE. Payors generally impose restrictions on access to or usage of XHANCE, such as by requiring prior authorizations or "step-edits". For example, insurers may require that a physician attest that they are treating a patient for an FDA-approved indication prior to becoming eligible for coverage for XHANCE. Further, we believe that approximately half of the commercially covered lives as of March 31, 2023 are in a plan that requires a prior authorization and most of those prior authorizations request information regarding prior use of INS and patient diagnosis for an FDA-approved indication. In some cases, patients do not meet the payors' utilization management criteria. Some providers may not complete the burdensome administrative process required to demonstrate or document that the patients for whom XHANCE has been prescribed meet the payors’ utilization management criteria (i.e., prior authorizations or step-edits) and, as a result, patients will not gain access to XHANCE treatment. We believe increasing rates of enforcement of the utilization management criteria had a negative effect on XHANCE prescription volume growth in 2022 and may continue to have a negative effect on prescription volume in the future. These requirements include physician attestation to a diagnosis of nasal polyps which can be a hurdle for some physicians in our target audience because it is not a diagnosis they make commonly.

Financial Operations Overview
The following discussion sets forth certain components of our consolidated statements of operations as well as factors that impact those items.
Net product revenues
Sales of XHANCE generated $11.8 million and $14.8 million in net product revenues for the three months ended March 31, 2023 and 2022, respectively, In accordance with GAAP, we determine net product revenues for XHANCE, with specific assumptions for variable consideration components including but not limited to trade discounts and allowances, co-pay assistance programs and payor rebates.

Based on available XHANCE prescription data purchased from third parties and data from our PPN partners, who collectively dispensed more than 80% of our total prescriptions (TRxs) in the period, our average XHANCE net product revenues per prescription were $140 in the first quarter of 2023 which represents a 21% decrease when compared to the $177 average XHANCE net product revenues per prescription in the first quarter of 2022. The decrease in average net product revenues per prescription is the result of decreased shipments in the first quarter of 2023 compared to the first quarter of 2022 and an increase in co-pay assistance driven by an increase in the proportion of volumes attributable to patients with commercial insurance that does not cover XHANCE or who have not met the utilization management criteria of their insurer, and an increase in the proportion of volumes attributable to government programs including Medicare and Medicaid which have a lower average net revenue per prescription than commercial insurance prescriptions because of higher rebates that we are required to pay under such government programs.
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
We expect full year 2023 net product revenues will be between $62.0 to $68.0 million. In December 2022, we reduced our number of territory managers from approximately 90 to approximately 77 as part of actions intended to reduce total operating expenses for full year 2023 by approximately $30.0 million compared to 2022, of which approximately half is related to sales and marketing. In addition, our expectation of full year 2023 net product revenues between $62.0 and $68.0 million does not assume net product revenues attributable to a launch of XHANCE as a treatment for patients with chronic sinusitis. The year-over-year decrease to net product revenues is attributable to an expected increase in gross-to-net deductions and an expected decrease in units shipped. The expected increase in gross-to-net deductions includes increased rebates, co-pay assistance and changes in business mix. In addition, these factors affect our expectations for full year 2023 average net product revenues per prescription. For the full year 2023, we believe average net product revenues per prescription will be approximately $200. The expected year-over-year decrease in net product revenues is also a byproduct of our previously communicated intent to prioritize our capital resources for a potential launch of XHANCE for the treatment of chronic rhinosinusitis.
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
Warrant Liability
In November 2022, the Company issued warrants in connection with a public offering. These warrants are required to be measured at fair value and reported as a liability in the consolidated balance sheet. We recorded the fair value of the warrants upon issuance using a Monte Carlo simulation and are required to revalue the warrants at each reporting date with any changes in fair value recorded on our statement of operations. The valuation of the warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. The change in the fair value of the Level 3 warrants liabilities is reflected in the statement of operations for the quarter ended March 31, 2023.
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

Warrant Liability
In November 2022, we issued warrants in connection with a public offering. Pursuant to the terms of the warrants, we could be required to settle the warrants in cash in the event of a "fundamental transaction" as defined in the warrant (which includes, among other things, an acquisition of the Company) and, as a result, the warrants are required to be measured at fair value and reported as a liability in the consolidated balance sheet. We recorded the fair value of the warrants upon issuance using a Monte Carlo simulation and are required to revalue the warrants at each reporting date with any changes in fair value recorded on our statement of operations. The valuation of the warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. The change in the fair value of the Level 3 warrant liability is reflected in the statement of operations for the year ended March 31, 2023.
Consolidated Results of Operations
Comparison of three months ended March 31, 2023 and 2022
The following table sets forth our selected consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenues:
Net product revenues	$11,846	$14,760
Licensing revenues	—	—
Total revenues	11,846	14,760
Costs and expenses:
Cost of product sales	1,706	2,014
Research and development	1,785	4,802
Selling, general and administrative	22,723	29,339
Total operating expenses	26,214	36,155
Loss from operations	(14,368)	(21,395)
Other (income) expense:
Interest (income) expense	3,967	3,938
Other (income) expense	512	1
Total other (income) expense	4,479	3,939
Net loss	$(18,847)	$(25,334)
Net product revenues
Net product revenues related to sales of XHANCE were $11.8 million and $14.8 million for the three months ended March 31, 2023 and 2022, respectively. Revenue decrease is attributable primarily to a decrease in units sold to customers as well as a decrease in our average net revenue per prescription during the three months ended March 31, 2023. The year-over-year decrease in net product revenues is consistent with our previously communicated intent to prioritize our capital resources for a potential launch of XHANCE for the treatment of chronic rhinosinusitis.
Cost of product sales
Cost of product sales related to XHANCE were $1.7 million and $2.0 million for the three months ended March 31, 2023 and 2022, respectively.
Research and development expense
Research and development expense was $1.8 million and $4.8 million for the three months ended March 31, 2023 and 2022, respectively. The $3.0 million decrease is attributable to a decrease in costs related to the conduct of our clinical trials of XHANCE for the treatment of chronic sinusitis, both trials had top-line data readouts in 2022.
Selling, general and administrative expense
Selling, general and administrative expense was $22.7 million and $29.3 million for the three months ended March 31, 2023 and 2022, respectively. The $6.6 million decrease was due primarily to a $3.9 million decrease in sales, marketing and administrative costs as well as a $2.7 million decrease in payroll and related costs.

Interest (income) expense, net
Interest (income) expense, net, was $4.0 million and $3.9 million for the three months ended March 31, 2023 and 2022, respectively, which was primarily comprised of interest expense on the Pharmakon Senior Secured Notes during both periods.

Liquidity and Capital Resources
Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. We incurred net losses of $18.8 million and $25.3 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $703.7 million. We have funded our operations primarily through the sale and issuance of stock and debt, as well as through sales of XHANCE and licensing revenues. As of March 31, 2023, we had $83.9 million in cash and cash equivalents.
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(10,478)	$(19,338)
Net cash used in investing activities	—	(48)
Net cash provided by financing activities	162	249
Effects of exchange rates on cash and cash equivalents	—	(3)
Net decrease in cash, cash equivalents and restricted cash	$(10,316)	$(19,140)
Operating activities
Cash used in operating activities decreased by $8.9 million, from $19.3 million for the three months ended March 31, 2022 to $10.5 million for the three months ended March 31, 2023. The decrease in cash used in operating activities was attributable to a decrease in net loss and a decrease in accounts receivable due to increased sales and collections for the three months ended March 31, 2023.
Investing activities
Cash used in investing activities decreased from the three months ended March 31, 2022 to the three months ended March 31, 2023 due to a decrease in equipment purchases during the three months ended March 31, 2023.
Financing activities
Cash provided by financing activities decreased from the three months ended March 31, 2022 to the three months ended March 31, 2023 due to a decrease in proceeds from the issuance of common stock under our employee stock purchase plan.
Projected 2023 operating expenses
We expect that our total GAAP operating expenses, consisting of selling, general & administrative expenses and research & development expenses, for 2023 will be between $88.0 million and $93.0 million of which approximately $6.0 million is expected to be stock-based compensation expense. As a result, our total operating expenses (consisting of selling, general & administrative expenses and research & development expenses) excluding stock-based compensation expense are expected to be between $82.0 million and $87.0 million. The $88.0 million to $93.0 million range is approximately a $30.0 million reduction compared to 2022, of which approximately half is related to reductions in sales and marketing. The decrease in selling, general, and administrative expenses from 2022 to 2023 is anticipated as the result of actions taken to reduce near-term employee-related and third party expenses while preserving necessary capabilities to launch XHANCE as a treatment for patients with chronic sinusitis. In addition, the completion in 2022 of our clinical trial program in pursuit of a follow-on indication for XHANCE for the treatment of chronic sinusitis is the primary driver of an expected decrease in research and development expenses. Previously, we expected that our total operating expenses, consisting of selling, general & administrative expenses and research & development expenses,for 2023 would be between $90.0 million and $95.0 million of which approximately $8.0 million was expected to be stock-based compensation expense.
Future funding requirements
We expect to continue to incur significant expenses in connection with our ongoing activities, particularly as we:

▪continue advertising and other promotional activities to support the commercialization of XHANCE;
▪continue to provide co-pay and other patient affordability programs for XHANCE;
▪continue clinical development activities for XHANCE, including studies mandated under the Pediatric Research Equity Act, and activities in pursuit of a follow-on indication for the treatment of chronic rhinosinusitis;
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
▪our clinical development plans for XHANCE, including the outcome, timing and cost of studies mandated under the Pediatric Research Equity Act, and activities in pursuit of a follow-on indication for the treatment of chronic rhinosinusitis;
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
As of March 31, 2023, we had $83.9 million in cash and cash equivalents. We will likely require additional capital in the near term in order to maintain compliance with the financial covenants and other terms under the A&R Note Purchase Agreement and to meet the debt service obligations under our outstanding Pharmakon Senior Secured Notes and to continue to fund our operations.

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
The A&R Note Purchase Agreement also requires us to maintain at all times a minimum of $30.0 million of cash and cash equivalents. We believe that it is probable that our existing cash and cash equivalents will not be adequate to fund our operations and maintain at least $30.0 million of cash and cash equivalents as required under the A&R Note Purchase Agreement for at least twelve- months following the filing of this Form 10-Q, which will also constitute a default of the liquidity financial covenant under the A&R Note Purchase Agreement if we are unable to obtain additional capital or obtain a waiver or modification to this liquidity covenant prior to falling below such $30.0 million threshold.
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

We will likely require additional capital in the future secured through equity or debt financings, partnerships, collaborations, or other sources in order to meet our debt service obligations, including repayment, under the Pharmakon Senior Secured Noted, and to carry out our planned development and commercial activities. If additional capital is not obtained when required, we may need to delay or curtail our operations until additional funding is received.

Additionally, we may never become profitable, or if we do, may not be able to sustain profitability on a recurring basis.
Critical accounting policies
The Critical Accounting Policies and Significant Judgments and Estimates included in our annual report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 7, 2023, have not materially changed.
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
Our Chief Executive Officer and our Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 5. OTHER INFORMATION
On May 9, 2023, we entered into amended and restated employment agreements with our executive officers (Dr. Mahmoud, Mr. Krick, Mr. Marino and Mr. Spence) (collectively, the “Amended Agreements”). The Amended Agreements amend and restate the prior employment agreements to:

•provide that, in the event the executive’s employment is terminated due to death, the executive shall be entitled to receive a pro-rata bonus for the year in which such termination occurs in addition to the Accrued Benefits provided under the prior employment agreements;

•modify the definition of “Disability” contained in the agreements; and

•modify the binding arbitration provisions contained in the agreements.

Except as noted above, all other provisions contained in the prior employment agreements are restated, without substantial change, in the Amended Agreements.

The foregoing is a summary description of certain terms of the Amended Agreements and, by its nature, is not complete. It is qualified in its entirety by reference to the Amended Agreements, copies of which are attached as Exhibits 10.4 to 10.7 to this Form 10-Q, and are incorporated herein by reference.

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

3.2		Amended and Restated Bylaws of OptiNose, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-38241), as filed with the SEC on October 18, 2017).
4.1	+
Form of Common Stock Warrant issued by OptiNose, Inc. on November 23, 2022 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-38241), as filed with the SEC on November 23, 2022).

10.1
Amended and Restated Employment Agreement, dated January 30, 2023, between OptiNose US, Inc. and Ramy A. Mahmoud (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-38241), as filed with the SEC on January 31, 2023).

10.2
Separation Agreement and Release, dated January 30, 2023, between Peter K. Miller and OptiNose US, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-38241), as filed with the SEC on January 31, 2023).

10.3
Consulting Agreement, dated January 30, 2023, between Peter K. Miller and OptiNose US, Inc.(incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 001-38241), as filed with the SEC on January 31, 2023).

10.4	* †	Amended and Restated Employment Agreement, dated May 9, 2023, between OptiNose US, Inc. and Ramy A. Mahmoud.
10.5	* †	Amended and Restated Employment Agreement, dated May 9, 2023, between OptiNose US, Inc. and Michael F. Marino.
10.6	* †	Amended and Restated Employment Agreement, dated May 9, 2023, between OptiNose US, Inc. and Anthony J. Krick.
10.7	* †	Amended and Restated Employment Agreement, dated May 9, 2023, between OptiNose US, Inc. and Paul Spence.
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.
31.2	*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.
32.1	**	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer.
32.2	**	Certification Pursuant to 18 U.S.C. Section 1350 of principal financial officer.
101.SCH		Inline XBRL Taxonomy Extension Schema Document.
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
        *    Filed herewith.
**    Furnished herewith.
+    Refiled with no changes
†    Indicates management contract or compensatory arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTINOSE, INC.
Date:	May 11, 2023	By:	/s/ ANTHONY J. KRICK
			Name:	Anthony J. Krick
			Title:	Chief Accounting Officer
(Principal Financial and Accounting Officer)