Form 10-Q
period 2023-06-30
OptiNose, Inc.
filed 2023-08-10
CIK 1494650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares of the registrant's common stock outstanding at August 1, 2023 was 112,223,317 shares.

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among others, statements relating to:
▪the potential uses for and advantages of XHANCE®, the Exhalation Delivery System™ (EDS®) and related technologies;
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
▪our expectation that our operating expenses (consisting of selling, general & administrative expenses and research & development expenses) in 2023 will be between $88.0 million and $93.0 million and that our non-cash stock-based compensation expense will be approximately $6.0 million;
▪our expectation that XHANCE net product revenues for the full year of 2023 will be between $64.0 million and $70.0 million;
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
▪our plans to liquidate and dissolve our wholly-owned subsidiaries OptiNose AS and OptiNose UK in 2023;
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

MARKET, INDUSTRY AND OTHER DATA
This Form 10-Q contains estimates, projections, market research and other data generated by independent third parties, by third parties on our behalf and by us concerning prescription data, inventory data, markets for XHANCE, XHANCE market access and the INS market. Information that is based on estimates, projections, market research or similar methodologies is inherently subject to uncertainties and actual results, events or circumstances may differ materially from results, events and circumstances reflected in this information. As a result, you are cautioned not to give undue weight to such information.

PART I

ITEM 1. FINANCIAL STATEMENTS
OptiNose, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$71,311	$94,244
Accounts receivable, net	22,128	33,932
Inventory	7,732	9,443
Prepaid expenses and other current assets	2,439	2,865
Total current assets	103,610	140,484
Property and equipment, net	723	795
Other assets	1,735	2,943
Total assets	$106,068	$144,222
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$6,482	$5,291
Accrued expenses and other current liabilities	28,423	44,864
Short term debt, net	129,394	128,575
Total current liabilities	164,299	178,730
Warrant liability	11,100	21,490
Other liabilities	329	626
Total liabilities	175,728	200,846
Stockholders' deficit:
Common stock, $0.001 par value; 350,000,000 shares authorized at June 30, 2023 and 200,000,000 shares authorized at December 31, 2022; 112,091,764 and 111,492,791 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	112	111
Additional paid-in capital	631,426	628,242
Accumulated deficit	(701,114)	(684,893)
Accumulated other comprehensive loss	(84)	(84)
Total stockholders' deficit	(69,660)	(56,624)
Total liabilities and stockholders' deficit	$106,068	$144,222

See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Operations
For the Six Months Ended June 30, 2023 and 2022
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Net product revenues	$19,454	$20,582	$31,299	$35,342
Total revenues	19,454	20,582	31,299	35,342
Costs and expenses:
Cost of product sales	2,571	2,143	4,277	4,157
Research and development	951	4,270	2,736	9,072
Selling, general and administrative	20,104	29,514	42,828	58,853
Total operating expenses	23,626	35,927	49,841	72,082
Loss from operations	(4,172)	(15,345)	(18,542)	(36,740)
Other (income) expense:
Unrealized gain on fair value of warrants	(10,900)	—	(10,390)	—
Interest income	(725)	(36)	(1,429)	(170)
Interest expense	4,824	4,086	9,496	8,159
Foreign currency (gains) loss	3	2	5	1
Net (loss) income	$2,626	$(19,397)	$(16,224)	$(44,730)

Less: undistributed earnings to participating shareholders	$(53)	$—	$—	$—
Net (loss) income - basic	$2,573	$(19,397)	$(16,224)	$(44,730)
Net income (loss) per share of common stock - basic	$0.02	$(0.23)	$(0.15)	$(0.54)
Weighted average common shares outstanding - basic	111,979,778	82,740,096	111,877,669	82,594,786

Net (loss) income	$2,626	$(19,397)	$(16,224)	$(44,730)
Less: undistributed earnings to participating shareholders	$(53)	$—	$—	$—
Net (loss) income - diluted	$2,573	$(19,397)	$(16,224)	$(44,730)
Net income (loss) per share of common stock - diluted	$0.02	$(0.23)	$(0.15)	$(0.54)
Weighted average common shares outstanding - diluted	112,042,097	82,740,096	111,877,669	82,594,786
See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Comprehensive Income (Loss)
For the Six Months Ended June 30, 2023 and 2022
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30
	2023	2022	2023	2022
Net income (loss)	$2,626	$(19,397)	$(16,224)	$(44,730)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	(2)	—	(3)
Comprehensive income (loss)	$2,626	$(19,399)	$(16,224)	$(44,733)
See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Changes in Stockholders' Deficit
(in thousands, except share data)
(unaudited)

Six Months Ended June 30, 2023
	Stockholders' Equity (Deficit)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2022	111,492,791	$111	$628,242	$(684,893)	$(84)	$(56,624)
Stock compensation expense	—	—	1,520	—	—	1,520
Vesting of restricted stock units	343,406	1	—	—	—	1
Issuance of common stock under employee stock purchase plan	119,727	—	164	—	—	164
Foreign currency translation adjustment	—	—	—	—	—	—
Net loss	—	—	—	(18,847)	—	(18,847)
Balance at March 31, 2023	111,955,924	$112	$629,927	$(703,740)	$(84)	$(73,785)
Stock compensation expense	—	—	1,499	—	—	1,499
Vesting of restricted stock units	135,840	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—
Net income	—	—	—	2,626	—	2,626
Balance at June 30, 2023	112,091,764	$112	$631,426	$(701,114)	$(84)	$(69,660)

Six Months Ended June 30, 2022
	Stockholders' Equity (Deficit)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2021	82,238,900	$82	$588,288	$(610,061)	$(81)	$(21,772)
Stock compensation expense	—	—	1,998	—	—	1,998
Vesting of restricted stock units	262,942	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	179,206	1	249	—	—	250
Foreign currency translation adjustment	—	—	—	—	(1)	(1)
Net loss	—	—	—	(25,333)	—	(25,333)
Balance at March 31, 2022	82,681,048	$83	$590,535	$(635,394)	$(82)	$(44,858)
Stock compensation expense	—	—	3,474	—	—	3,474
Vesting of restricted stock units and exercise of options	363,318	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	(2)	(2)
Net loss	—	—	—	(19,397)	—	(19,397)
Balance at June 30, 2022	83,044,366	$83	$594,009	$(654,791)	$(84)	$(60,783)

See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2023 and 2022
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net income (loss)	$(16,224)	$(44,730)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	179	256
Stock-based compensation	3,024	5,444
Change in fair value of warrant liability	(10,390)	—
Amortization of debt discount and issuance costs	825	1,065
Changes in operating assets and liabilities:
Accounts receivable	11,804	9,683
Prepaid expenses and other assets	1,856	446
Inventory	1,672	950
Accounts payable	1,191	1,810
Accrued expenses and other liabilities	(16,953)	(7,397)
Cash used in operating activities	(23,016)	(32,473)
Investing activities:
Purchases of property and equipment	(79)	(50)
Cash used in investing activities	(79)	(50)
Financing activities:
Cash paid for financing costs	(3)	27
Proceeds from issuance of common stock under employee stock purchase plan	164	249
Cash provided by financing activities	161	276
Effects of exchange rate changes on cash and cash equivalents	—	3
Net decrease in cash, cash equivalents and restricted cash	(22,934)	(32,244)
Cash, cash equivalents and restricted cash at beginning of period	94,244	110,515
Cash, cash equivalents and restricted cash at end of period	$71,311	$78,271
Supplemental disclosure of cash flow information:
Cash paid for interest	8,656	7,066
Supplemental disclosure of noncash activities:
Fixed asset purchases within accounts payable and accrued expenses	$—	$18
Recognition of right-of-use assets and lease liabilities	$221	$287
See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

1. Organization and Description of Business
OptiNose, Inc. (the Company) was incorporated in Delaware in May 2010 (inception) and has facilities in Yardley, Pennsylvania and Ewing, New Jersey. The Company's predecessor entity, OptiNose AS, was formed under the laws of Norway in September 2000. In 2010, OptiNose AS became a wholly-owned subsidiary of the Company as part of an internal reorganization. During 2022, the Company's board of directors approved the liquidation of OptiNose AS and OptiNose UK, which is expected to be completed in 2023, in order to simplify the corporate structure.
The Company is a specialty pharmaceutical company focused on the development and commercialization of products for patients treated by ear, nose and throat (ENT) and allergy specialists. The Company's first commercial product, XHANCE® (fluticasone propionate) nasal spray, 93 microgram (mcg), is a therapeutic utilizing the Company's proprietary Exhalation Delivery System (EDS) that delivers a topically-acting corticosteroid for the treatment of chronic rhinosinusitis with nasal polyps and, if approved, chronic rhinosinusitis without nasal polyps (commonly referred to as chronic sinusitis). XHANCE was approved by the United States (US) Food and Drug Administration (FDA) in September 2017 for the treatment of nasal polyps in patients 18 years of age or older. XHANCE was made widely available through commercial channels in April 2018. In January 2023, the indication statement for XHANCE was changed from “for the treatment of nasal polyps” to “for the treatment of chronic rhinosinusitis with nasal polyps” to reflect current FDA labeling terminology and not based on new XHANCE clinical trial data. In February 2023, the Company submitted a prior approval efficacy supplement (sNDA) to the FDA to support the approval of a new indication for XHANCE for the treatment of chronic rhinosinusitis.
2. Liquidity
Since inception, the Company's operations have focused on organization and staffing, business planning, raising capital, establishing an intellectual property portfolio, conducting preclinical studies and clinical trials, pursuing regulatory approvals and commercializing XHANCE in the US. As of June 30, 2023, the Company had cash and cash equivalents of $71,311 and a working capital deficiency of $60,689.
The Company is subject to a number of risks similar to other life sciences companies, including successful discovery, development and commercialization of its products and product candidates, raising additional capital, the development by its competitors of new technological innovations, protection of proprietary technology and market acceptance of the Company's products. The Company has incurred recurring net losses every quarter since inception through Q1 2023. In Q2 2023, the Company generated net income of $2,626 driven by a unrealized gain on the fair value of warrants. The Company has accumulated a deficit of $701,114 as of June 30, 2023.
The Company entered into a Note Purchase Agreement (the Note Purchase Agreement) on September 12, 2019 with funds managed by Pharmakon Advisors, LP (Pharmakon), the investment manager of the BioPharma Credit Funds (BioPharma) which was subsequently amended on August 13, 2020, March 2, 2021, November 16, 2021, August 10, 2022, and November 9, 2022. On November 23, 2022, the Company amended and restated the Note Purchase Agreement (the A&R Note Purchase Agreement). Pursuant to the A&R Note Purchase Agreement, the financial covenants requiring the Company to achieve minimum trailing twelve-month consolidated XHANCE net product sales and royalties were modified (See Note 8). The principal balance outstanding under the A&R Note Purchase Agreement was $130,000 at June 30, 2023.
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

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

The A&R Note Purchase Agreement also requires the Company to maintain at all times a minimum of $30,000 of cash and cash equivalents. The Company believes that it is probable that its existing cash and cash equivalents will not be adequate to fund its operations and maintain at least $30,000 of cash and cash equivalents as required under the A&R Note Purchase Agreement for at least twelve-months following the filing of this Form 10-Q, which will constitute a default of the liquidity financial covenant under the A&R Note Purchase Agreement if the Company is unable to obtain additional capital or obtain a waiver or modification to this liquidity covenant prior to falling below such $30,000 threshold.
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
Management’s plans to mitigate this risk may include reducing expenses, raising additional capital through equity or debt financings, partnerships, collaborations or other sources, and requesting a modification or waiver of the covenants under the A&R Note Purchase Agreement. However, there can be no assurance that the Company will be successful in reducing expenses, raising additional capital, or obtaining a modification or waiver of the covenants under the A&R Note Purchase Agreement. If the Company is unable to reduce expenses, raise additional capital or obtain a modification or waiver of the covenants under the A&R Note Purchase Agreement, the Company may need to delay or curtail its operations. As a result of these factors, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date these consolidated financial statements are issued.
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
In the opinion of management, the accompanying unaudited interim financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the financial statements) considered necessary to present fairly the Company's financial position as of June 30, 2023 and its results of operations for the three and six months ended June 30, 2023 and 2022 and cash flows for the six months ended June 30, 2023 and 2022. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The unaudited interim financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2022 contained in the Company’s annual report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 7, 2023.

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
Customer and supplier concentration
The Company has exposure to credit risk in accounts receivable from sales of product. XHANCE is sold to wholesale pharmaceutical distributors and preferred pharmacy network (PPN) partners, who, in turn, sell XHANCE to pharmacies, hospitals and other customers. Five customers represented approximately 64% and 40% of the Company's accounts receivable at June 30, 2023 and 2022, respectively. Five customers represented approximately 42% and 26% of the Company's net product sales for the three months ended June 30, 2023 and 2022, respectively. Five customers represented approximately 34% and 29% of the Company's net product sales for the six months ended June 30, 2023 and 2022, respectively.
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

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)
At June 30, 2023 and 2022, the Company's financial instruments included cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and certain liability classified warrants. The carrying amounts reported in the Company's financial statements for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates their respective fair values because of the short-term nature of these instruments. In addition, at June 30, 2023, the Company believed the carrying value of debt approximates fair value as the interest rates were reflective of the rate the Company could obtain on debt with similar terms and conditions. At June 30, 2023, there were no financial assets or liabilities measured at fair value on a recurring basis other than the liability classified warrants.
In November 2022, the Company issued warrants in connection with a public offering. Pursuant to the terms of the warrant agreement, the Company could be required to settle the warrants in cash in the event of an acquisition of the Company and, as a result, the warrants are required to be measured at fair value and reported as liability in the consolidated balance sheet. The Company recorded the fair value of the warrants upon issuance using a Monte Carlo simulation and is required to revalue the warrants at each reporting date with any changes in fair value recorded on our statement of operations. The valuation of the warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. The change in the fair value of the Level 3 warrants liabilities is reflected in the statement of operations for the three months ended June 30, 2023.
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
Net income (loss) per common share
Basic net income (loss) per share of common stock is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during each period, without consideration for potential dilutive shares of common stock. Diluted net loss per share of common stock is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method and if-converted method, as applicable. Basic and diluted net income (loss) per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities, which include restricted stock units.
Under the two-class method, net income (loss) is allocated to common stock and each restricted stock unit to the extent that each restricted stock unit may share in earnings as if all of the earnings for the period had been distributed. The total earnings allocated to common stock is then divided by the number of outstanding shares to which the earnings are allocated to determine the earnings per share. The two-class method is not applicable during periods with a net loss, as the holders of the restricted stock units have no obligation to fund losses.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic net income (loss) per common share calculation:
Net income (loss) attributable to common stockholders	2,626	(19,397)	(16,224)	(44,730)
Less: undistributed earnings to participating shareholders	(53)	—	—	—
Net income (loss) attributable to common stockholders – basic	2,573	(19,397)	(16,224)	(44,730)
Weighted-average shares of common stock outstanding – basic	111,979,778	82,740,096	111,877,669	82,594,786
Net income (loss) per share of common stock - basic	$0.02	$(0.23)	$(0.15)	$(0.54)

Diluted net income (loss) per common share calculation:
Net income (loss) attributable to common stockholders – diluted	2,573	(19,397)	(16,224)	(44,730)
Weighted-average shares of common stock outstanding - basic	111,979,778	82,740,096	111,877,669	82,594,786
Stock options	1,212	—	—	—
Restricted stock units	29,399	—	—	—
Employee stock purchase plan	31,708	—	—	—
Weighted-average shares of common stock outstanding - diluted	112,042,097	82,740,096	111,877,669	82,594,786
Net income (loss) per share of common stock - diluted	$0.02	$(0.23)	$(0.15)	$(0.54)

Diluted net loss per common share for the periods presented do not reflect the following potential common shares, as the effect would be antidilutive:

	June 30,
	2023	2022
Stock options	10,634,934	10,462,195
Restricted stock units	2,429,266	2,785,746
Common stock warrants	32,768,000	2,500,000
Total	45,832,200	15,747,941
Income taxes
In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the six months ended June 30, 2023 and 2022, the Company recorded no tax expense or benefit due to the expected current year loss and its historical losses. As of June 30, 2023 and December 31, 2022, the Company concluded that a full valuation allowance would be necessary for all of its net deferred tax assets. The Company had no amounts recorded for uncertain tax positions, interest or penalties in the accompanying consolidated financial statements.

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
Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level I, 2 and 3 during the three months ended June 30, 2023.
The table below presents the liabilities (in thousands) measured and recorded in the financial statements at fair value on a recurring basis at June 30, 2023 categorized by the level of inputs used in the valuation of each liability.

	June 30, 2023
	Total	Level 1	Level 2	Level 3
Liabilities
Warrant Liability	$11,100	$—	$—	$11,100
Total Liabilities	$11,100	$—	$—	$11,100
Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis
Warrant Liability
The reconciliation of the Company's warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

Warrant Liability
Balance, December 31, 2022	$21,490
Warrants issued	—
Change in fair value of liability	(10,390)
Balance, June 30, 2023	$11,100
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

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
Stock price	$1.23	$1.85
Strike price	$2.57	$2.57
Expected volatility	45.0%	45.0%
Risk-free interest rate	4.2%	3.8%
Expected dividend yield	—%	—%
Expected life (years)	4.40	4.90
Fair value per warrant	$0.37	$0.71
5. Inventory
Inventory consisted of the following:

	June 30, 2023	December 31, 2022
Raw materials	$1,927	$1,691
Work-in-process	3,934	5,010
Finished goods	1,871	2,742
Total inventory	$7,732	$9,443
Inventories are stated at the lower of cost or net realizable value, as determined on a first-in, first-out, basis.
6. Property and Equipment
Property and equipment, net, consisted of the following:

	June 30, 2023	December 31, 2022
Computer equipment and software	$1,190	$1,203
Furniture and fixtures	366	366
Machinery and equipment	3,142	3,067
Leasehold improvements	609	609
Construction in process	115	115
	5,422	5,360
Less: accumulated depreciation	(4,699)	(4,565)
	$723	$795
Depreciation expense was $105 and $137 for the three months ended June 30, 2023 and 2022, respectively. Depreciation expense was $178 and $255 for the six months ended June 30, 2023 and 2022, respectively. In addition, depreciation expense of $629 and $4 was charged to inventory and prepaid expenses and other assets, respectively, as of June 30, 2023, which represents depreciation expense related to equipment involved in the manufacturing process.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of:

	June 30, 2023	December 31, 2022
Accrued expenses:
Selling, general and administrative expenses	$3,571	$3,799
Research and development expenses	468	1,298
Payroll expenses	5,328	7,888
Product revenue allowances	16,249	27,993
Other	1,407	1,915
Total accrued expenses	27,023	42,893
Other current liabilities:
Lease liability	1,400	1,971
Total other current liabilities	1,400	1,971
Total accrued expenses and other current liabilities	$28,423	$44,864

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

The A&R Note Purchase Agreement extended the maturity date of the Pharmakon Senior Secured Notes from September 12, 2024 to June 30, 2027 (New Maturity Date), extended the interest-only period from September 2023 to September 2025, after which principal repayments will commence starting on September 30, 2025 and will be made in eight equal quarterly installments of principal and interest through the New Maturity Date. As part of the A&R Note Purchase Agreement the Pharmakon Senior Secured Notes now bear an amended interest rate through the New Maturity Date equal to the 3-month Secured Overnight Financing Rate (subject to a 2.50% floor), determined as of the date that is two business days prior to the commencement of each quarter, plus 8.50% per annum, which interest rate shall be increased by an additional 3.00% per annum upon the occurrence and during the continuation of any event of default. The Effective Interest Rate as of June 30, 2023 is 13.62%.

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
The Company recorded interest expense of $4,824 and $3,814 during the three months ended June 30, 2023 and 2022, respectively. The Company recorded interest expense of $9,496 and $7,888 during the six months ended June 30, 2023 and 2022, respectively. Interest expense included total coupon interest and the amortization of debt issuance costs.
The Pharmakon debt balance is comprised of the following:

	June 30, 2023	December 31, 2022
Face amount	$130,000	$130,000
Front end fees	(593)	(666)
Debt issuance costs	(5,993)	(6,739)
Back end fees	5,980	5,980
Debt, net	$129,394	$128,575

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

9. Employee Benefit Plans
For US employees, the Company maintains a defined contribution 401(k) retirement plan. As of June 30, 2023, $83 was recorded in accrued liabilities related to the Company match. The Company's contributions are made in cash.
The Company also maintains a severance benefit plan for employees that is governed by the Employee Retirement Income Security Act of 1974. The severance benefit plan provides severance benefits to eligible employees who are involuntarily terminated from their jobs for reasons other than cause, disability, or death.
10. Stockholders' Equity
As of June 30, 2023, the Company had the following warrants outstanding to purchase shares of Common Stock:

Number of Shares	Classification	Exercise Price Per Share	Expiration Date
2,500,000	Equity	$1.60	November 15, 2024
30,268,000	Liability	$2.565	November 23, 2027

11. Stock-based Compensation
The Company recorded stock-based compensation expense related to stock options and shares issued under the Company's 2010 Stock Incentive Plan and 2017 Employee Stock Purchase Plan (2017 Plan) in the following expense categories of its accompanying consolidated statements of operations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of product sales	$12	$7	$18	$20
Research and development	126	233	281	429
General and administrative	1,365	3,204	2,726	4,995
	$1,503	$3,444	$3,025	$5,444
In addition, stock-based compensation expense of $86 and $1 was capitalized to inventory and prepaid expenses and other assets, respectively, as of June 30, 2023, which represents the stock-based compensation expense incurred related to employees involved in the manufacturing process of finished goods and samples.
Stock Options
The Company issues stock-based awards pursuant to its 2010 Stock Incentive Plan. Effective as of October 12, 2017, the Company's 2010 Stock Incentive Plan was amended and restated (A&R Plan).The Company has issued service-based, performance-based, and market-based stock options that generally have a contractual life of up to 10 years and may be exercisable in cash or as otherwise determined by the Company's board of directors or committee thereof. Vesting generally occurs over a period of not greater than four years. Performance-based options may vest upon the achievement of certain milestones. As of June 30, 2023, all of the performance conditions related to performance-based stock options issued by the Company had been achieved. Market-based options may vest upon the achievement of certain market-based objectives relating to the trading price of the Company's Common Stock.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

The following table summarizes the activity related to stock option grants to employees and non-employees for the six months ended June 30, 2023:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life
Outstanding at December 31, 2022	9,364,070	$6.88	6.05
Granted	2,084,177	1.69
Exercised	—	—
Expired	(556,864)	7.83
Forfeited	(256,449)	2.50
Outstanding at June 30, 2023	10,634,934	$7.03	6.42
Exercisable at June 30, 2023	5,909,489	$9.04	4.64

During the six months ended June 30, 2023, stock options to purchase 2,084,177 shares of Common Stock were granted to employees and generally vest over four years. The stock options, including the market-based options, had an estimated weighted average grant date fair value of $1.16. The grant date fair value of each service-based and performance-based option grant was estimated at the time of grant using the Black-Scholes option-pricing model. The grant date fair value of each market-based stock option grant was estimated at the time of grant using a Monte Carlo simulation.
The aggregate intrinsic value of stock options outstanding and stock options exercisable, other than market-based stock options, as of June 30, 2023 was $26 and $0, respectively. At June 30, 2023, the unrecognized compensation cost related to unvested stock options, other than market-based stock options, expected to vest was $4,975. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 2.67 years.
Included in the table above are 959,215 market-based options granted. These options generally become eligible to vest over four years, subject to the achievement of certain market-based objectives relating to the trading price of the Common Stock. Stock based compensation for these awards is recognized over the derived service period of approximately 2 years. The grant date fair value of each stock option grant, as well as the derived service period for these awards, was estimated at the time of grant using a Monte Carlo simulation. During the six months ended June 30, 2023, no market-based options vested upon the achievement of certain market-based objectives relating to the trading price of the Company's Common Stock.
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
The following table summarizes the activity related to RSUs granted to employees for the six months ended June 30, 2023:

Shares
Balance at December 31, 2022	1,477,660
Granted	1,627,174
Vested and settled	(479,248)
Expired/forfeited/canceled	(196,320)
Balance at June 30, 2023	2,429,266
Expected to vest at June 30, 2023	2,429,266

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

During the six months ended June 30, 2023, the Company granted 1,627,174 RSUs at a weighted-average grant date fair value of $1.86, all of which were service-based RSUs. No performance-based RSUs were granted in the six months ended June 30, 2023. As of June 30, 2023, the milestone associated with the previously granted performance based-RSUs was achieved. At June 30, 2023, the recognized compensation cost related to vested performance-based RSUs was $1,740. At June 30, 2023, the unrecognized compensation cost related to unvested service-based RSUs expected to vest was $4,927, to be recognized over an estimated weighted-average amortization period of 2.76 years. The unrecognized compensation cost related to unvested performance-based RSUs was $321, which will be recognized over the remaining service period.
Included in the table above are 60,000 RSUs granted outside the A&R Plan. The grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).
2017 Employee Stock Purchase Plan
Under the 2017 Plan, shares of Common Stock may be purchased by eligible employees who elect to participate in the 2017 Plan at 85% of the lower of the fair market value of Common Stock on the first or last day of designated offering periods. The Company recognized stock-based compensation expense related to the 2017 Plan of $44 and $74 during the three months ended June 30, 2023 and 2022, respectively. The Company recognized stock-based compensation expense related to the 2017 Plan of $77 and $162 during the six months ended June 30, 2023 and 2022, respectively.
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
Company Overview
We are a specialty pharmaceutical company focused on the development and commercialization of products for patients treated by ear, nose and throat (ENT) and allergy specialists. Our first commercial product, XHANCE® (fluticasone propionate) nasal spray, 93 micrograms (mcg), is a therapeutic utilizing our proprietary Exhalation Delivery System (EDS) that delivers a topically-acting corticosteroid for the treatment of chronic rhinosinusitis with nasal polyps and, if approved, chronic rhinosinusitis without nasal polyps (commonly referred to as chronic sinusitis). Chronic rhinosinusitis is a serious nasal inflammatory disease that is treated using therapies, such as intranasal steroids (INS), which have significant limitations. We believe XHANCE has a differentiated clinical profile with the potential to become part of the standard of care for this disease because it is able to deliver medication to the primary site of inflammation high and deep in the nasal passages in regions not adequately reached by conventional INS. Additionally, we believe the current practice of postoperative INS use could support XHANCE’s adoption as a maintenance therapy to improve outcomes following sinus surgery.
In September 2017, the U.S. Food and Drug Administration (FDA) approved XHANCE for the treatment of nasal polyps in patients 18 years of age or older. XHANCE was made widely available through commercial channels in April 2018. In January 2023, the indication statement for XHANCE was changed from “for the treatment of nasal polyps” to “for the treatment of chronic rhinosinusitis with nasal polyps”. This modification was the result of a change in FDA labeling terminology and was not based on new XHANCE clinical trial data.
In March and June 2022, we announced positive top line results from our two Phase 3b clinical trials (ReOpen1 and ReOpen2) of XHANCE for a follow-on indication for the treatment of chronic sinusitis. The results of ReOpen1 and ReOpen2 are summarized in our Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 7, 2023. In February 2023, we submitted a prior approval efficacy supplement (sNDA) to support the approval of a new indication for XHANCE for the treatment of chronic rhinosinusitis. The FDA accepted the sNDA for review and assigned a Prescription Drug User Fee Act (PDUFA) target goal date of December 16, 2023. If the sNDA is approved, XHANCE has the potential to be the first drug therapy approved by the FDA for the treatment of chronic sinusitis.
As a result of the FDA's evolving view on the terminology to be applied to what was historically labeled “chronic sinusitis” and “nasal polyps”, it is uncertain whether the ReOpen 1 and ReOpen2 clinical trials that we conducted for XHANCE will, if approved, result in an additional indication using the language “for the treatment of chronic sinusitis”, “for the treatment of chronic rhinosinusitis”, “for the treatment of chronic rhinosinusitis without nasal polyps”, or other similar language. It is our view that these variations in terminology are synonymous from a promotional perspective and that all are distinct from XHANCE's current indication. In this Quarterly Report on Form 10-Q, we use the terms "chronic sinusitis" and "chronic rhinosinusitis without nasal polyps" as being synonymous.
XHANCE Business Update
We track and report metrics that we believe are an important part of assessing our progress in key strategic areas including:
•XHANCE Prescriptions and Market Share. Based on third-party inventory and prescription data as well as data from PPN partners, the total estimated number of XHANCE prescriptions in the second quarter of 2023 was 90,700, which represents a 3% increase for prescriptions when compared to estimated second quarter 2022 prescriptions of 87,700. In first quarter and second quarter 2023 we updated the methodology used to estimate XHANCE prescriptions. For reference, under the methodology used in 2022 we estimated prescriptions of 87,600 in the second quarter of 2022. The INS prescription market increased 1% from second quarter 2022 to second quarter 2023 based on third-party prescription data.

A seasonal effect has historically been observed in the INS prescription market in which market volume generally peaks near the middle of the second quarter and declines into the early part of the third quarter of each calendar year. Based on third-party prescription data, INS market prescriptions were flat from the fourth quarter of 2021 to the first quarter of 2022, increased 7% from the first quarter of 2022 to the second quarter of 2022, decreased 7% from the second quarter of 2022 to the third quarter of 2022, increased 4% from the third quarter of 2022 to the fourth quarter of 2022, increased 1% from the fourth quarter of 2022 to the first quarter of 2023, and increased 3% from the first quarter of 2023 to the second quarter of 2023.
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
Previously we tracked the market share of XHANCE within our current target audience because market share normalizes XHANCE prescriptions for market effects including the INS market seasonality, seasonal variation in patient visits with their doctor, annual deductible resets and annual changes in individual patient's healthcare insurance coverage referenced above. We calculated market share as the proportion of XHANCE prescriptions to the number of prescriptions written for other INS within our current target audience. However, most of the INS prescriptions written within our target physician audience are for chronic sinusitis, allergic rhinitis and other conditions outside of our nasal polyp indication. Due to the limitations of this denominator, which also does not include prescriptions for the several biologic products that are indicated to treat chronic rhinosinusitis with nasal polyps, and the fact that we now have five years of historical XHANCE prescription data, we have stopped tracking market share but will continue to remain focused on year-over-year prescription growth.
•XHANCE New Prescriptions and Refill Prescriptions. The underlying disease that we are treating is chronic and, as a result, many patients may fill multiple prescriptions per year. We monitor new prescriptions as they create the potential for future refill prescriptions. Based on third-party inventory and prescription data as well as data from PPN partners, the total estimated number of XHANCE new prescriptions in the second quarter of 2023 was 30,900, which represents a 3% increase for new prescriptions when compared to estimated second quarter 2022 new prescriptions of 30,100. In first quarter 2023 we updated the methodology used to estimate XHANCE new prescriptions. For reference, under the prior methodology we estimated new prescriptions of 29,200 in the second quarter of 2022. Based on third-party prescription data, the INS market for new prescriptions increased 3% from the second quarter of 2022 to the second quarter of 2023 and increased 3% from the first quarter of 2023 to the second quarter of 2023.
We track refill prescriptions and provide patient assistance to support refill programs that are administered by our PPN partners. Based on third-party inventory and prescription data as well as data from PPN partners, the total estimated number of XHANCE refill prescriptions in the second quarter of 2023 was 59,800, which represents a 4% increase for refill prescriptions when compared to estimated second quarter 2022 refill prescriptions of 57,600. In first quarter and second quarter 2023 we updated the methodology used to estimate XHANCE refill prescriptions. For reference, under the prior methodology we estimated refill prescriptions of 58,400 in the second quarter of 2022.
•Prescribing Breadth and Depth. We track the number of physicians who prescribe XHANCE in a time period to evaluate the breadth of prescribing. Based on third-party inventory and prescription data as well as data from PPN partners, the total estimated number of physicians who had at least one patient fill a prescription for XHANCE in the second quarter of 2023 was 8,624, which represents a 4% increase when compared to the estimated 8,288 physicians who had at least one patient fill a prescription for XHANCE in the second quarter of 2022. In addition, the total estimated number of physicians who had at least one patient fill a prescription for XHANCE was 8,056 in the third quarter of 2022, 8,313 in the fourth quarter of 2022, and 8,545 in the first quarter of 2023. In first quarter 2023 we updated the methodology used to estimate XHANCE prescriptions and as a consequence updated our estimate for the number of physicians who had at least one patient fill a prescription for XHANCE. For reference, under the prior methodology we estimated the number of physicians who had at least one patient fill a prescription for XHANCE was 7,600 in the second quarter of 2022.

We also track the number of prescriptions filled by a prescribing physician's patients in a time period to evaluate depth of prescribing. Based on third-party prescription data as well as data from PPN partners, the total estimated number of physicians who had more than 15 XHANCE prescriptions filled by their patients in the second quarter of 2023 was 1,428, which represents a 6% decrease when compared to the estimated 1,522 physicians who had more than 15 XHANCE prescriptions filled by their patients in the second quarter of 2022. In addition, the total estimated number of physicians who had more than 15 XHANCE prescriptions filled by their patients was 1,485 in the third quarter of 2022, 1,509 in the fourth quarter of 2022 and 1,391 in the first quarter of 2023. In first quarter 2023 we updated the methodology used to estimate XHANCE prescriptions and as a consequence updated our estimate for the number of physicians who had more than 15 XHANCE prescriptions filled by their patients. For reference, under the prior methodology we estimated the number of physicians who had more than 15 XHANCE prescriptions filled by their patients was 1,550 in the second quarter of 2022.
•XHANCE Net Product Revenues per Prescription. We calculate average net product revenues per prescription, one metric that we use to gauge the profitability of XHANCE, by dividing net product revenues for the quarter by the estimated number of XHANCE prescriptions dispensed during the quarter. Average XHANCE net product revenues per prescription were $214 in the second quarter of 2023 which represents a 9% decrease when compared to the $235 average XHANCE net product revenues per prescription in the second quarter of 2022. The decrease in average net product revenues per prescription is primarily the result of an increase in co-pay assistance driven by an increase in the proportion of volumes attributable to patients with commercial insurance that does not cover XHANCE or who have not met the utilization management criteria of their insurer, and an increase in the proportion of volumes attributable to patients with government insurance including Medicare and Medicaid which have a lower average net revenue per prescription than commercial insurance prescriptions because of higher rebates that we are required to pay under such government programs. In first quarter 2023 we updated the methodology used to estimate XHANCE prescriptions. For reference under the prior methodology we estimated net product revenues per prescription of $235 for the second quarter of 2022.
•Market Access. We believe that as of June 30, 2023 approximately 80% of commercially insured lives are currently in a plan that covers XHANCE. Payors generally impose restrictions on access to or usage of XHANCE, such as by requiring prior authorizations or "step-edits". For example, insurers may require that a physician attest that they are treating a patient for an FDA-approved indication prior to becoming eligible for coverage for XHANCE. Further, we believe that approximately half of the commercially covered lives as of June 30, 2023 are in a plan that requires a prior authorization and most of those prior authorizations request information regarding prior use of INS and patient diagnosis for an FDA-approved indication. In some cases, patients do not meet the payors' utilization management criteria. Some providers may not complete the burdensome administrative process required to demonstrate or document that the patients for whom XHANCE has been prescribed meet the payors’ utilization management criteria (i.e., prior authorizations or step-edits) and, as a result, patients will not gain access to XHANCE treatment. We believe increasing rates of enforcement of the utilization management criteria had a negative effect on XHANCE prescription volume growth in 2022 and could have a negative effect on prescription volume in the future. These requirements include physician attestation to a diagnosis of nasal polyps which can be a hurdle for some physicians in our target audience because it is not a diagnosis they make commonly.

License Agreement with Centessa Pharmaceuticals
Effective as of July 2, 2023 Orexia Therapeutics, which is a wholly-owned subsidiary of Centessa Pharmaceuticals, terminated the Centessa License Agreement, under which we had granted Orexia an exclusive, royalty-bearing, worldwide, non-transferable, sublicensable license to the EDS and other intellectual property for the development, sale, import and manufacture of products containing orexin receptor agonist and/or orexin receptor positive modulator molecule(s) as the sole active pharmaceutical ingredient(s) for the treatment, diagnosis or prevention of human diseases or conditions associated primarily with orexin receptor agonism and orexin receptor positive modulation.

Financial Operations Overview
The following discussion sets forth certain components of our consolidated statements of operations as well as factors that impact those items.

Net product revenues
Sales of XHANCE generated $19.5 million and $20.6 million in net product revenues for the three months ended June 30, 2023 and 2022, respectively, and $31.3 million and $35.3 million for the six months ended June 30, 2023 and 2022. In accordance with GAAP, we determine net product revenues for XHANCE, with specific assumptions for variable consideration components including but not limited to trade discounts and allowances, co-pay assistance programs and payor rebates.
Based on available XHANCE prescription data purchased from third parties and data from our PPN partners, who collectively dispensed more than 80% of our total prescriptions (TRxs) in the period, our average XHANCE net product revenues per prescription were $214 in the second quarter of 2023 which represents a 9% decrease when compared to the $235 average XHANCE net product revenues per prescription in the second quarter of 2022. The decrease in average net product revenues per prescription is the result of an increase in co-pay assistance driven by an increase in the proportion of volumes attributable to patients with commercial insurance that does not cover XHANCE or who have not met the utilization management criteria of their insurer, and an increase in the proportion of volumes attributable to government programs including Medicare and Medicaid which have a lower average net revenue per prescription than commercial insurance prescriptions because of higher rebates that we are required to pay under such government programs.
We calculate average net product revenues per prescription, one metric that we use to gauge the profitability of XHANCE, by dividing net product revenues for the quarter by the estimated number of XHANCE prescriptions dispensed during the quarter. As a result, average net product revenues per prescription is subject to variability. That variability is impacted by factors that do not necessarily reflect a change in the price that is paid for an individual unit of XHANCE, including but not limited to ordering patterns and inventory levels for our wholesale customers and PPN partners, patient utilization rates of affordability programs and the proportion of patients acquiring XHANCE through an insurance benefit. There is also the potential for variability that results from changes in estimation methodology by us and the third parties that we rely upon to provide certain prescription and inventory data which may lead to revisions of historical estimates of prescription volumes and our calculated average net product revenues per prescription.
We expect full year 2023 net product revenues will be between $64.0 to $70.0 million. Previously, we expected full year 2023 net product revenues will be between $62.0 to $68.0 million. In December 2022, we reduced our number of territory managers from approximately 90 to approximately 77 as part of actions intended to reduce total operating expenses for full year 2023 by approximately $30.0 million compared to 2022, of which approximately half is related to sales and marketing. In addition, our expectation of full year 2023 net product revenues between $64.0 and $70.0 million does not assume net product revenues attributable to a potential launch of XHANCE as a treatment for patients with chronic sinusitis. The year-over-year decrease to net product revenues is attributable to an expected increase in gross-to-net deductions and an expected decrease in units shipped. The expected increase in gross-to-net deductions includes increased rebates, co-pay assistance and changes in business mix. In addition, these factors affect our expectations for full year 2023 average net product revenues per prescription. For the full year 2023, we believe average net product revenues per prescription will be approximately $200. The expected year-over-year decrease in net product revenues is also a byproduct of our previously communicated intent to prioritize our capital resources for a potential launch of XHANCE for the treatment of chronic sinusitis.
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
Sales and marketing expenses include our sales team and supporting promotional materials, digital promotion, peer-to-peer education, congresses / conventions, samples, and marketing activities such as direct-to-patient / direct-to-consumer initiatives. Additionally, sales and marketing-related expenses include fees paid to our PPN partners for services unrelated to traditional distribution functions, such as data fees, benefit claims adjudication and program management fees.
Interest (income) expense
Interest (income) expense consists of interest earned on our cash and cash equivalents held with institutional banks and interest expense is primarily related to the Note Purchase Agreement.
Other (income) expense
Other (income) expense consists primarily of unrealized gains and losses on our warrant liability, as well as foreign currency (income) losses due to exchange rate fluctuations on transactions denominated in a currency other than our functional currency.

Consolidated Results of Operations
Comparison of three months ended June 30, 2023 and 2022
The following table sets forth our selected consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended June 30,
	2023	2022
Revenues:
Net product revenues	$19,454	$20,582
Licensing revenues	—	—
Total revenues	19,454	20,582
Costs and expenses:
Cost of product sales	2,571	2,143
Research and development	951	4,270
Selling, general and administrative	20,104	29,514
Total operating expenses	23,626	35,927
Loss from operations	(4,172)	(15,345)
Other (income) expense:
Interest (income) expense	4,099	4,050
Other (income) expense	(10,897)	2
Total other (income) expense	(6,798)	4,052
Net income (loss)	$2,626	$(19,397)
Net product revenues
Net product revenues related to sales of XHANCE were $19.5 million and $20.6 million for the three months ended June 30, 2023 and 2022, respectively. Revenue decrease is attributable primarily to a a decrease in units sold to customers as well as a decrease in our average net revenue per prescription during the three months ended June 30, 2023. The year-over-year decrease in net product revenues is consistent with our previously communicated intent to prioritize our capital resources for a potential launch of XHANCE for the treatment of chronic sinusitis.
Cost of product sales
Cost of product sales related to XHANCE were $2.6 million and $2.1 million for the three months ended June 30, 2023 and 2022, respectively. The increase of $0.5 millions can be attributed to an increase in the cost to produce XHANCE in 2023.
Research and development expense
Research and development expense was $1.0 million and $4.3 million for the three months ended June 30, 2023 and 2022, respectively. The $3.3 million decrease is attributable to a decrease in costs related to the conduct of our clinical trials of XHANCE for the treatment of chronic sinusitis, both trials had top-line data readouts in 2022.
Selling, general and administrative expense
Selling, general and administrative expense was $20.1 million and $29.5 million for the three months ended June 30, 2023 and 2022, respectively. The $9.2 million decrease was due primarily to a $5.6 million decrease in payroll and related costs as well as a $3.6 million decrease in sales, marketing and administrative costs.
Interest (income) expense, net
Interest (income) expense, net, was $4.1 million and $4.1 million for the three months ended June 30, 2023 and 2022, respectively, which was primarily comprised of interest expense on the Pharmakon Senior Secured Notes during both periods.

Other (income) expense, net
In November 2022, we issued warrants in connection with a public offering. These warrants are required to be measured at fair value and reported as a liability in the consolidated balance sheet. We recorded the fair value of the warrants upon issuance using a Monte Carlo simulation and are required to revalue the warrants at each reporting date with any changes in fair value recorded on our statement of operations. The valuation of the warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. The change in the fair value of the Level 3 warrants liabilities is reflected in the statement of operations for the quarter ended June 30, 2023.
Other (income) expense was $(10.9) million for the three months ended June 30, 2023 and represents the unrealized gain on the fair value of warrants.
Comparison of six months ended June 30, 2023 and 2022

	Three Months Ended June 30,
	2023	2022
Revenues:
Net product revenues	$31,299	$35,342
Licensing revenues	—	—
Total revenues	31,299	35,342
Costs and expenses:
Cost of product sales	4,277	4,157
Research and development	2,736	9,072
Selling, general and administrative	42,828	58,853
Total operating expenses	49,841	72,082
Loss from operations	(18,542)	(36,740)
Other (income) expense:
Interest (income) expense	8,066	7,989
Other (income) expense	(10,384)	2
Total other (income) expense	(2,318)	7,991
Net loss	$(16,224)	$(44,731)
Net product revenues
Net product revenues related to sales of XHANCE were $31.3 million and $35.3 million for the six months ended June 30, 2023 and 2022, respectively. Revenue decrease is attributable primarily to a decrease in units sold to customers as well as a decrease in our average net revenue per prescription during the six months ended June 30, 2023. The year-over-year decrease in net product revenues is consistent with our previously communicated intent to prioritize our capital resources for a potential launch of XHANCE for the treatment of chronic sinusitis.
Cost of product sales
Cost of product sales related to XHANCE were $4.3 million and $4.2 million for the six months ended June 30, 2023 and 2022, respectively.
Research and development expense
Research and development expense was $2.7 million and $9.1 million for the six months ended June 30, 2023 and 2022, respectively. The $6.4 million decrease is attributable to a decrease in costs related to the conduct of our clinical trials of XHANCE for the treatment of chronic sinusitis, both trials had top-line data readouts in 2022.
Selling, general and administrative expense
Selling, general and administrative expense was $42.8 million and $58.9 million for the six months ended June 30, 2023 and 2022, respectively. The $15.9 million decrease was due primarily to a $8.4 million decrease in payroll and related costs as well as a $7.5 million decrease in sales, marketing and administrative costs.
Interest (income) expense, net
Interest (income) expense, net, was $8.1 million and $8.0 million for the six months ended June 30, 2023 and 2022, respectively, which was primarily comprised of interest expense on the Pharmakon Senior Secured Notes during both periods.

Other (income) expense, net
In November 2022, we issued warrants in connection with a public offering. These warrants are required to be measured at fair value and reported as a liability in the consolidated balance sheet. We recorded the fair value of the warrants upon issuance using a Monte Carlo simulation and are required to revalue the warrants at each reporting date with any changes in fair value recorded on our statement of operations. The valuation of the warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. The change in the fair value of the Level 3 warrants liabilities is reflected in the statement of operations for the quarter ended June 30, 2023.
Other (income) expense was $(10.4) million for the six months ended June 30, 2023 and represents the unrealized gain on the fair value of warrants.
Liquidity and Capital Resources
We have incurred recurring net losses every quarter since inception through Q1 2023. In Q2 2023, we incurred net income of $2,626 driven by an unrealized gain on the fair value of warrants. Excluding this $10.9 million of unrealized gain on the fair value of warrants, we would have incurred a net loss of $8.3 million for Q2 2023. We incurred net losses of $16.2 million and $44.7 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $701.1 million. We have funded our operations primarily through the sale and issuance of stock and debt, as well as through sales of XHANCE and licensing revenues. As of June 30, 2023, we had $71.3 million in cash and cash equivalents.
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(23,016)	$(32,473)
Net cash used in investing activities	(79)	(50)
Net cash provided by financing activities	161	276
Effects of exchange rates on cash and cash equivalents	—	3
Net decrease in cash, cash equivalents and restricted cash	$(22,934)	$(32,244)
Operating activities
Cash used in operating activities decreased by $9.5 million, from $32.5 million for the six months ended June 30, 2022 to $23.0 million for the six months ended June 30, 2023. The decrease in cash used in operating activities was attributable to a decrease in net loss and a decrease in accounts receivable due to increased collections, partially offset by a decrease in accrued expenses for the six months ended June 30, 2023.
Investing activities
Cash used in investing activities increased from the six months ended June 30, 2022 to the six months ended June 30, 2023 due to an increase in equipment purchases during the six months ended June 30, 2023.
Financing activities
Cash provided by financing activities decreased from the six months ended June 30, 2022 to the six months ended June 30, 2023 due to a decrease in proceeds from the issuance of common stock under our employee stock purchase plan.

Projected 2023 operating expenses
We expect that our total GAAP operating expenses, consisting of selling, general & administrative expenses and research & development expenses, for 2023 will be between $88.0 million and $93.0 million of which approximately $6.0 million is expected to be stock-based compensation expense. As a result, our total operating expenses (consisting of selling, general & administrative expenses and research & development expenses) excluding approximately $6 million of expected stock-based compensation expense are expected to be between $82.0 million and $87.0 million. The $88.0 million to $93.0 million range is approximately a $30.0 million reduction compared to 2022, of which approximately half is related to reductions in sales and marketing. The decrease in selling, general, & administrative expenses from 2022 to 2023 is anticipated as the result of actions taken to reduce near-term employee-related and third party expenses while preserving necessary capabilities to launch XHANCE, if approved, as a treatment for patients with chronic sinusitis. In addition, the completion in 2022 of our clinical trial program in pursuit of a follow-on indication for XHANCE for the treatment of chronic sinusitis is the primary driver of an expected decrease in research & development expenses.
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
Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
▪the success of our commercialization of XHANCE for the treatment of chronic rhinosinusitis with nasal polyps and, if approved, chronic sinusitis including, among other things, continued patient and physician adoption of XHANCE and our ability to maintain adequate insurance coverage and reimbursement for XHANCE for its current indication and any future indication;
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
As of June 30, 2023, we had $71.3 million in cash and cash equivalents. We will likely require additional capital in the near term in order to maintain compliance with the financial covenants and other terms under the A&R Note Purchase Agreement and to meet the debt service obligations under our outstanding Pharmakon Senior Secured Notes, and to continue to fund our operations.

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
The A&R Note Purchase Agreement also requires us to maintain at all times a minimum of $30.0 million of cash and cash equivalents. We believe that it is probable that our existing cash and cash equivalents will not be adequate to fund our operations and maintain at least $30.0 million of cash and cash equivalents as required under the A&R Note Purchase Agreement for at least twelve-months following the filing of this Form 10-Q, which will also constitute a default of the liquidity financial covenant under the A&R Note Purchase Agreement if we are unable to obtain additional capital or obtain a waiver or modification to this liquidity covenant prior to falling below such $30.0 million threshold.
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
Our Chief Executive Officer and our Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.2		Amended and Restated Bylaws of OptiNose, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-38241), as filed with the SEC on October 18, 2017).
3.3	*	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of OptiNose, Inc.
10.1	†
Amended and Restated Employment Agreement, dated May 9, 2023 between OptiNose US, Inc. and Ramy A. Mahmoud (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (File No. 001-38241), as filed with the SEC on May 11, 2023).

10.2	†
Amended and Restated Employment Agreement, dated May 9, 2023 between OptiNose US, Inc. and Michael F. Marino (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q (File No. 001-38241), as filed with the SEC on May 11, 2023).

10.3	†
Amended and Restated Employment Agreement, dated May 9, 2023, between OptiNose US, Inc. and Anthony J. Krick (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q (File No. 001-38241), as filed with the SEC on May 11, 2023).

10.4	†
Amended and Restated Employment Agreement, dated May 9, 2023, between OptiNose US, Inc. and Paul Spence (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q (File No. 001-38241), as filed with the SEC on May 11, 2023).

10.5	†
Consulting Agreement, dated June 8, 2023, between Joseph C. Scodari and OptiNose, Inc.(incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-38241), as filed with the SEC on June 13, 2023).

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

OPTINOSE, INC.
Date:	August 10, 2023	By:	/s/ ANTHONY J. KRICK
			Name:	Anthony J. Krick
			Title:	Vice President, Finance & Chief Accounting Officer
(Principal Financial and Accounting Officer)