Form 10-Q
period 2023-09-30
OptiNose, Inc.
filed 2023-11-09
CIK 1494650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of the registrant's common stock outstanding at November 1, 2023 was 112,311,984 shares.

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among others, statements relating to:
▪the potential uses for and advantages of XHANCE®, the Exhalation Delivery System™ (also referred to as, the EDS®) and related technologies;
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
▪the potential benefits of our patient affordability programs (including recent changes we made to the XHANCE co-pay assistance program) and their potential effect on XHANCE demand and financial results;
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
▪our expectation that XHANCE net product revenues for the full year of 2023 will be between $66.0 million and $70.0 million;
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
▪our plans to liquidate and dissolve our wholly-owned subsidiaries, OptiNose AS and OptiNose UK, in 2023;
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

PART I

ITEM 1. FINANCIAL STATEMENTS
OptiNose, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$66,845	$94,244
Accounts receivable, net	21,373	33,932
Inventory	8,043	9,443
Prepaid expenses and other current assets	2,359	2,865
Total current assets	98,620	140,484
Property and equipment, net	882	795
Other assets	1,905	2,943
Total assets	$101,407	$144,222
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$5,006	$5,291
Accrued expenses and other current liabilities	29,162	44,864
Short term debt, net	129,813	128,575
Total current liabilities	163,981	178,730
Warrant liability	14,300	21,490
Other liabilities	741	626
Total liabilities	179,022	200,846
Stockholders' deficit:
Common stock, $0.001 par value; 350,000,000 shares authorized at September 30, 2023 and 200,000,000 shares authorized at December 31, 2022; 112,311,983 and 111,492,761 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	112	111
Additional paid-in capital	632,765	628,242
Accumulated deficit	(710,408)	(684,893)
Accumulated other comprehensive loss	(84)	(84)
Total stockholders' deficit	(77,615)	(56,624)
Total liabilities and stockholders' deficit	$101,407	$144,222

See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2023 and 2022
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30, 2023
	2023	2022	2023	2022
Revenues:
Net product revenues	$19,823	$20,078	$51,122	$55,420
Total revenues	19,823	20,078	51,122	55,420
Costs and expenses:
Cost of product sales	2,225	2,125	6,502	6,282
Research and development	1,281	3,267	4,017	12,339
Selling, general and administrative	18,011	25,486	60,839	84,339
Total operating expenses	21,517	30,878	71,358	102,960
Loss from operations	(1,694)	(10,800)	(20,236)	(47,540)
Other (income) expense:
Unrealized (gain) loss on fair value of warrants	3,200	—	(7,190)	—
Interest income	(545)	(48)	(1,974)	(218)
Interest expense	4,940	4,207	14,436	12,365
Foreign currency (gains) loss	5	(5)	8	(3)
Net loss	$(9,294)	$(14,954)	$(25,516)	$(59,684)
Net loss per share of common stock, basic and diluted	$(0.08)	$(0.18)	$(0.23)	$(0.72)
Weighted average common shares outstanding, basic and diluted	112,230,155	83,320,704	111,996,456	82,846,868
See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Comprehensive Income (Loss)
For the Three and Nine Months Ended September 30, 2023 and 2022
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30, 2023
	2023	2022	2023	2022
Net loss	$(9,294)	$(14,954)	$(25,516)	$(59,684)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	(3)
Comprehensive loss	$(9,294)	$(14,954)	$(25,516)	$(59,687)
See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Changes in Stockholders' Deficit
(in thousands, except share data)
(unaudited)

Nine Months Ended September 30, 2023
	Stockholders' Equity (Deficit)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2022	111,492,761	$111	$628,242	$(684,893)	$(84)	$(56,624)
Stock compensation expense	—	—	1,520	—	—	1,520
Vesting of restricted stock units	343,406	1	—	—	—	1
Issuance of common stock under employee stock purchase plan	119,727	—	164	—	—	164
Foreign currency translation adjustment	—	—	—	—	—	—
Net loss	—	—	—	(18,847)	—	(18,847)
Balance at March 31, 2023	111,955,894	$112	$629,927	$(703,740)	$(84)	$(73,785)
Stock compensation expense	—	—	1,499	—	—	1,499
Vesting of restricted stock units	135,840	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—
Net income	—	—	—	2,626	—	2,626
Balance at June 30, 2023	112,091,734	$112	$631,426	$(701,114)	$(84)	$(69,660)
Stock compensation expense	—	—	1,204	—	—	1,204
Vesting of restricted stock units	88,667	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	131,582	—	135	—	—	135
Foreign currency translation adjustment	—	—	—	—	—	—
Net loss	—	—	—	(9,294)	—	(9,294)
Balance at September 30, 2023	112,311,983	$112	$632,765	$(710,408)	$(84)	$(77,615)

Nine Months Ended September 30, 2022
	Stockholders' Equity (Deficit)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2021	82,238,900	$82	$588,288	$(610,061)	$(81)	$(21,772)
Stock compensation expense	—	—	1,998	—	—	1,998
Vesting of restricted stock units	262,942	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	179,206	1	249	—	—	250
Foreign currency translation adjustment	—	—	—	—	(1)	(1)
Net loss	—	—	—	(25,333)	—	(25,333)
Balance at March 31, 2022	82,681,048	$83	$590,535	$(635,394)	$(82)	$(44,858)
Stock compensation expense	—	—	3,474	—	—	3,474
Vesting of restricted stock units and exercise of options	363,318	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	(2)	(2)
Net loss	—	—	—	(19,397)	—	(19,397)
Balance at June 30, 2022	83,044,366	$83	$594,009	$(654,791)	$(84)	$(60,783)
Stock compensation expense	—	—	1,917	—	—	1,917
Vesting of restricted stock units and exercise of options	267,967	—	98	—	—	98
Issuance of common stock under employee stock purchase plan	208,138	1	305	—	—	306
Foreign currency translation adjustment	—	—	—	—	—	—
Net loss	—	—	—	(14,954)	—	(14,954)
Balance at September 30, 2022	83,520,471	$84	$596,329	$(669,745)	$(84)	$(73,416)

See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2023 and 2022
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net loss	$(25,516)	$(59,684)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	282	400
Stock-based compensation	4,219	7,391
Change in fair value of warrant liability	(7,190)	—
Amortization of debt discount and issuance costs	1,242	1,689
Changes in operating assets and liabilities:
Accounts receivable	12,559	8,833
Prepaid expenses and other assets	2,432	1,215
Inventory	1,348	1,524
Accounts payable	(346)	395
Accrued expenses and other liabilities	(16,471)	(11,734)
Cash used in operating activities	(27,441)	(49,971)
Investing activities:
Purchases of property and equipment	(255)	(60)
Cash used in investing activities	(255)	(60)
Financing activities:
Proceeds from the exercise of stock options	1	93
Proceeds from issuance of common stock under employee stock purchase plan	299	556
Cash paid for financing costs	(4)	—
Cash provided by financing activities	296	649
Effects of exchange rate changes on cash and cash equivalents	—	(12)
Net decrease in cash, cash equivalents and restricted cash	(27,400)	(49,394)
Cash, cash equivalents and restricted cash at beginning of period	94,244	110,515
Cash, cash equivalents and restricted cash at end of period	$66,845	$61,121
Supplemental disclosure of cash flow information:
Cash paid for interest	13,194	10,637
Supplemental disclosure of noncash activities:
Fixed asset purchases within accounts payable and accrued expenses	$61	$4
Recognition of right-of-use assets and lease liabilities	$890	$508
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
2. Liquidity
Since inception, the Company's operations have focused on organization and staffing, business planning, raising capital, establishing an intellectual property portfolio, conducting preclinical studies and clinical trials, pursuing regulatory approvals and commercializing XHANCE in the US. As of September 30, 2023, the Company had cash and cash equivalents of $66,845 and a working capital deficiency of $65,361.
The Company is subject to a number of risks similar to other life sciences companies, including successful discovery, development and commercialization of its products and product candidates, raising additional capital, the development by its competitors of new technological innovations, protection of proprietary technology and market acceptance of the Company's products. The Company has incurred recurring net losses since inception and has accumulated a deficit of $710,408 as of September 30, 2023.
The Company entered into a Note Purchase Agreement (the Note Purchase Agreement) on September 12, 2019 with funds managed by Pharmakon Advisors, LP (Pharmakon), the investment manager of the BioPharma Credit Funds (BioPharma) which was subsequently amended on August 13, 2020, March 2, 2021, November 16, 2021, August 10, 2022, and November 9, 2022. On November 23, 2022, the Company amended and restated the Note Purchase Agreement (the A&R Note Purchase Agreement). Pursuant to the A&R Note Purchase Agreement, the financial covenants requiring the Company to achieve minimum trailing twelve-month consolidated XHANCE net product sales and royalties were modified (See Note 8). The principal balance outstanding under the A&R Note Purchase Agreement was $130,000 at September 30, 2023.
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
Further, the A&R Note Purchase Agreement includes a requirement that the report and opinion on the consolidated financial statements commencing with the year ending December 31, 2023, not be subject to any statement as to “going concern” (subject to certain exceptions). In addition, the consolidated financial statements commencing with the quarter ended March 31, 2024, shall also not be subject to any statement as to “going concern” (subject to certain exceptions). The Company has concluded that it is unlikely that it will be able comply with these provisions in 2024. Failure to comply with these provisions would also constitute an event of default under the A&R Note Purchase Agreement.
In the event of any of the foregoing defaults, the holders of the Pharmakon Senior Secured Notes may elect to accelerate the repayment of all unpaid principal, accrued interest and other amounts due, which may require the Company to delay or curtail its operations until additional funding is received. The terms of the A&R Note Purchase Agreement and the Pharmakon Senior Secured Notes, including applicable covenants, are described in Note 8.
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
In the opinion of management, the accompanying unaudited interim financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the financial statements) considered necessary to present fairly the Company's financial position as of September 30, 2023 and its results of operations for the three and nine months ended September 30, 2023 and 2022 and cash flows for the nine months ended September 30, 2023 and 2022. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The unaudited interim financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2022 contained in the Company’s annual report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 7, 2023.

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
Customer and supplier concentration
The Company has exposure to credit risk in accounts receivable from sales of product. XHANCE is sold to wholesale pharmaceutical distributors and preferred pharmacy network (PPN) partners, who, in turn, sell XHANCE to pharmacies, hospitals and other customers. Five customers represented approximately 73% and 40% of the Company's accounts receivable at September 30, 2023 and 2022, respectively. Five customers represented approximately 50% and 31% of the Company's net product sales for the three months ended September 30, 2023 and 2022, respectively. Five customers represented approximately 40% and 29% of the Company's net product sales for the nine months ended September 30, 2023 and 2022, respectively.
The Company purchases XHANCE and its components from several third-party suppliers and manufacturing partners, certain of which are only available through a single source. Although the Company could obtain each of these components from alternative third-party suppliers, it would need to qualify and obtain FDA approval for another supplier as a source for each such component. The Company has initiated the process of qualifying an alternate third-party supplier for select components of XHANCE. Alternate third party suppliers of XHANCE components are subject to qualification and approval from the FDA.
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

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)
At September 30, 2023 and 2022, the Company's financial instruments included cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and certain liability classified warrants. The carrying amounts reported in the Company's financial statements for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates their respective fair values because of the short-term nature of these instruments. In addition, at September 30, 2023, the Company believed the carrying value of debt approximates fair value as the interest rates were reflective of the rate the Company could obtain on debt with similar terms and conditions. At September 30, 2023, there were no financial assets or liabilities measured at fair value on a recurring basis other than the liability classified warrants.
In November 2022, the Company issued warrants in connection with a public offering. Pursuant to the terms of the warrant agreement, the Company could be required to settle the warrants in cash in the event of an acquisition of the Company and, as a result, the warrants are required to be measured at fair value and reported as liability in the consolidated balance sheet. The Company recorded the fair value of the warrants upon issuance using a Monte Carlo simulation and is required to revalue the warrants at each reporting date with any changes in fair value recorded on our statement of operations. The valuation of the warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. The change in the fair value of the Level 3 warrants liabilities is reflected in the statement of operations for the three and nine months ended September 30, 2023.
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
Distribution and Other Fees. The Company pays distribution and other fees to certain customers in connection with the sales of its products. The Company records distribution and other fees paid to its customers as a reduction of revenue, unless the payment is for a distinct good or service from the customer and the Company can reasonably estimate the fair value of the goods or services received. If both conditions are met, the Company records the consideration paid to the customer as an operating expense. These costs are typically known at the time of sale, resulting in minimal adjustments subsequent to the period of sale
Net income (loss) per common share
Basic net income (loss) per common share is determined by dividing net income (loss) applicable to common stockholders by the weighted average common shares outstanding during the period. For the three and nine months ended September 30, 2023 and 2022, the outstanding Common Stock options, Restricted Stock units, Common Stock warrants and shares to be issued under the Company's 2017 Employee Stock Purchase Plan have been excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted net loss per share are the same.
Diluted net loss per common share for the periods presented do not reflect the following potential common shares, as the effect would be antidilutive:

	September 30,
	2023	2022
Stock options	10,153,661	9,581,947
Restricted stock units	2,012,552	1,871,021
Common stock warrants	32,768,000	2,500,000
Employee stock purchase plan	190,186	74,935
Total	45,124,399	14,027,903
Income taxes
In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the nine months ended September 30, 2023 and 2022, the Company recorded no tax expense or benefit due to the expected current year loss and its historical losses. As of September 30, 2023 and December 31, 2022, the Company concluded that a full valuation allowance would be necessary for all of its net deferred tax assets. The Company had no amounts recorded for uncertain tax positions, interest or penalties in the accompanying consolidated financial statements.

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
Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level I, 2 and 3 during the three months ended September 30, 2023.
The table below presents the liabilities (in thousands) measured and recorded in the financial statements at fair value on a recurring basis at September 30, 2023 categorized by the level of inputs used in the valuation of each liability.

	September 30, 2023
	Total	Level 1	Level 2	Level 3
Liabilities
Warrant Liability	$14,300	$—	$—	$14,300
Total Liabilities	$14,300	$—	$—	$14,300

	December 31, 2022
Liabilities
Warrant Liability	$21,490	$—	$—	$21,490
Total Liabilities	$21,490	$—	$—	$21,490
Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis
Warrant Liability
The reconciliation of the Company's warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

Warrant Liability
Balance, December 31, 2022	$21,490
Warrants issued	—
Change in fair value of liability	(7,190)
Balance, September 30, 2023	$14,300

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)
Assumptions Used in Determining Fair Value of Liability-Classified Warrants
The Company issued warrants to purchase 30,268,000 shares of Common Stock at a public offering price of $0.01 per warrant (the Warrants). Each Warrant has an exercise price of $2.565 per share of Common Stock and is exercisable until the expiration date, which is the fifth anniversary of the date of issuance (November 23, 2027). After such date, any unexercised Warrants will expire and have no further value. If the Company issues or sells, or is deemed pursuant to the terms of the Warrants to have issued or sold, any shares of Common Stock (which includes, among other things, options and securities convertible into shares of Common Stock), excluding certain issuances defined in the Warrants as "excluded issuances, for a price per share less than the exercise price of the Warrants in effect immediately prior to such issuance or sale or deemed issuance or sale (such event, a dilutive issuance), then immediately after such dilutive issuance the exercise price then in effect of the Warrants shall be reduced to the price of the shares of Common Stock issued or sold or deemed to be issued or sold in the dilutive issuance in the manner set forth in the Warrant.
A holder of Warrants will not have the right to exercise any portion of a Warrant if the holder (together with its affiliates) would beneficially own in excess of 4.99% (or on election of such holder, prior to the issuance of any Warrants, 9.99%) of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Warrants; provided, however, such holder may increase or decrease such percentage to any other percentage not in excess of 19.00%, provided that any increase in such percentage shall not be effective until 61 days after such notice is delivered to the Company.
Pursuant to the terms of the Warrant, the Company could be required to settle the Warrants in cash in the event of a "fundamental transaction" as defined in the Warrant (which includes, among other things, an acquisition of the Company) and, as a result, the Warrants are required to be measured at fair value and reported as liability in the consolidated balance sheet.
The Company utilizes a Monte Carlo simulation valuation model which incorporates assumptions as to the stock price volatility, the expected life of the warrants, a risk-free interest rate, as well as timing and probability of equity financing. The Company values the warrant liability at each reporting period, with changes in fair value recognized in the consolidated statements of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs.The inputs and values were as follows:

	September 30, 2023	December 31, 2022
Stock price	$1.23	$1.85
Strike price	$2.57	$2.57
Expected volatility	57.5%	45.0%
Risk-free interest rate	4.6%	3.8%
Expected dividend yield	—%	—%
Expected life (years)	4.10	4.90
Fair value per warrant	$0.47	$0.71
5. Inventory
Inventory consisted of the following:

	September 30, 2023	December 31, 2022
Raw materials	$2,114	$1,691
Work-in-process	3,345	5,010
Finished goods	2,584	2,742
Total inventory	$8,043	$9,443
Inventories are stated at the lower of cost or net realizable value, as determined on a first-in, first-out, basis.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

6. Property and Equipment
Property and equipment, net, consisted of the following:

	September 30, 2023	December 31, 2022
Computer equipment and software	$1,425	$1,203
Furniture and fixtures	366	366
Machinery and equipment	3,144	3,067
Leasehold improvements	609	609
Construction in process	115	115
	5,659	5,360
Less: accumulated depreciation	(4,777)	(4,565)
	$882	$795
Depreciation expense was $102 and $144 for the three months ended September 30, 2023 and 2022, respectively. Depreciation expense was $281 and $399 for the nine months ended September 30, 2023 and 2022, respectively. In addition, depreciation expense of $608 was charged to inventory as of September 30, 2023, which represents depreciation expense related to equipment involved in the manufacturing process.
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of:

	September 30, 2023	December 31, 2022
Accrued expenses:
Selling, general and administrative expenses	$3,914	$3,799
Research and development expenses	619	1,298
Payroll expenses	5,798	7,888
Product revenue allowances	15,556	27,993
Other	2,144	1,915
Total accrued expenses	28,031	42,893
Other current liabilities:
Lease liability	1,131	1,971
Total other current liabilities	1,131	1,971
Total accrued expenses and other current liabilities	$29,162	$44,864

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
On November 23, 2022, the Company amended and restated the Note Purchase Agreement, initially entered into on September 12, 2019 and amended through November 9, 2022, among the Company, its subsidiaries, OptiNose US, Inc., OptiNose AS and OptiNose UK, Ltd. and BioPharma Credit PLC, as collateral agent, and the purchasers party thereto from time to time (the A&R Note Purchase Agreement). Pursuant to the A&R Note Purchase Agreement, certain modifications to the affirmative and negative covenants, events of default and other provisions were made, including, without limitation, (i) the requirement for the Company to deliver quarterly and annual financial statements that, commencing with the Company's consolidated financial statements for the year ending December 31, 2023 and subject to certain exceptions, are not subject to a “going concern” statement (the Going

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

Concern Covenant) and (ii) the removal of certain exceptions to the negative covenants which previously permitted the Company to enter into certain transactions without the consent of the holders of the Pharmakon Senior Secured Notes, including permitted acquisitions, swap contracts, convertible bonds and revolving credit facilities. The financial covenants requiring the Company to achieve minimum trailing twelve-month consolidated XHANCE net product sales and royalties were amended to be pushed back to March 31, 2024.

The A&R Note Purchase Agreement extended the maturity date of the Pharmakon Senior Secured Notes from September 12, 2024 to June 30, 2027 (New Maturity Date), extended the interest-only period from September 2023 to September 2025, after which principal repayments will commence starting on September 30, 2025 and will be made in eight equal quarterly installments of principal and interest through the New Maturity Date. As part of the A&R Note Purchase Agreement the Pharmakon Senior Secured Notes now bear an amended interest rate through the New Maturity Date equal to the 3-month Secured Overnight Financing Rate (subject to a 2.50% floor), determined as of the date that is two business days prior to the commencement of each quarter, plus 8.50% per annum, which interest rate shall be increased by an additional 3.00% per annum upon the occurrence and during the continuation of any event of default. The Effective Interest Rate as of September 30, 2023 is 13.62%.

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
The Company recorded interest expense of $4,940 and $4,207 during the three months ended September 30, 2023 and 2022, respectively. The Company recorded interest expense of $14,436 and $12,365 during the nine months ended September 30, 2023 and 2022, respectively. Interest expense included total coupon interest and the amortization of debt issuance costs.
The Pharmakon debt balance is comprised of the following:

	September 30, 2023	December 31, 2022
Face amount	$130,000	$130,000
Front end fees	(555)	(666)
Debt issuance costs	(5,612)	(6,739)
Back end fees	5,980	5,980
Debt, net	$129,813	$128,575

9. Employee Benefit Plans
For US employees, the Company maintains a defined contribution 401(k) retirement plan. As of September 30, 2023, $100 was recorded in accrued liabilities related to the Company match. The Company's contributions are made in cash.
The Company also maintains a severance benefit plan for employees that is governed by the Employee Retirement Income Security Act of 1974. The severance benefit plan provides severance benefits to eligible employees who are involuntarily terminated from their jobs for reasons other than cause, disability, or death.
10. Stockholders' Equity
As of September 30, 2023, the Company had the following warrants outstanding to purchase shares of Common Stock:

Number of Shares	Classification	Exercise Price Per Share	Expiration Date
2,500,000	Equity	$1.60	November 15, 2024
30,268,000	Liability	$2.565	November 23, 2027

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

11. Stock-based Compensation
The Company recorded stock-based compensation expense related to stock options and shares issued under the Company's 2010 Stock Incentive Plan and 2017 Employee Stock Purchase Plan (2017 Plan) in the following expense categories of its accompanying consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of product sales	$9	$10	$27	$30
Research and development	129	219	410	648
General and administrative	1,067	1,721	3,793	6,716
	$1,205	$1,950	$4,230	$7,394
In addition, stock-based compensation expense of $87 was capitalized to inventory as of September 30, 2023, which represents the stock-based compensation expense incurred related to employees involved in the manufacturing process of finished goods and samples.
Stock Options
The Company issues stock-based awards pursuant to its 2010 Stock Incentive Plan. Effective as of October 12, 2017, the Company's 2010 Stock Incentive Plan was amended and restated (A&R Plan). The Company has issued service-based, performance-based, and market-based stock options that generally have a contractual life of up to 10 years and may be exercisable in cash or as otherwise determined by the Company's board of directors or committee thereof. Vesting generally occurs over a period of not greater than four years. Performance-based options may vest upon the achievement of certain milestones. As of September 30, 2023, all of the performance conditions related to performance-based stock options issued by the Company had been achieved. Market-based options may vest upon the achievement of certain market-based objectives relating to the trading price of the Company's Common Stock.
The following table summarizes the activity related to stock option grants to employees and non-employees for the nine months ended September 30, 2023:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life
Outstanding at December 31, 2022	9,364,070	$6.88	6.05
Granted	2,287,677	1.65
Exercised	—	—
Expired	(755,801)	7.76
Forfeited	(742,285)	2.53
Outstanding at September 30, 2023	10,153,661	$5.96	5.68
Exercisable at September 30, 2023	5,868,254	$8.93	3.58

During the nine months ended September 30, 2023, stock options to purchase 2,287,677 shares of Common Stock were granted to employees and generally vest over four years. The stock options had an estimated weighted average grant date fair value of $1.14. The grant date fair value of each service-based and performance-based option grant was estimated at the time of grant using the Black-Scholes option-pricing model. The grant date fair value of each market-based stock option grant was estimated at the time of grant using a Monte Carlo simulation.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

The aggregate intrinsic value of stock options outstanding and stock options exercisable, other than market-based stock options, as of September 30, 2023 was $27 and $0, respectively. At September 30, 2023, the unrecognized compensation cost related to unvested stock options, other than market-based stock options, expected to vest was $4,030. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 2.69 years.
Included in the table above are 959,215 market-based options granted. These options generally become eligible to vest over four years, subject to the achievement of certain market-based objectives relating to the trading price of the Common Stock. Stock-based compensation for these awards is recognized over the derived service period of approximately 2 years. The grant date fair value of each stock option grant, as well as the derived service period for these awards, was estimated at the time of grant using a Monte Carlo simulation. During the nine months ended September 30, 2023, no market-based options vested upon the achievement of certain market-based objectives relating to the trading price of the Company's Common Stock.
Included in the table above are 905,500 options granted outside the A&R Plan. The grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).
Restricted Stock Units
The Company has issued service-based and performance-based restricted stock units (RSUs). Vesting generally occurs over a period not greater than four years. Vesting of the performance-based RSUs is subject to the achievement of certain milestones in connection with the Company's development programs.
The following table summarizes the activity related to RSUs granted to employees for the nine months ended September 30, 2023:

Shares
Balance at December 31, 2022	1,477,660
Granted	1,627,174
Vested and settled	(567,915)
Expired/forfeited/canceled	(524,367)
Balance at September 30, 2023	2,012,552
Expected to vest at September 30, 2023	2,012,552
During the nine months ended September 30, 2023, the Company granted 1,627,174 RSUs at a weighted-average grant date fair value of $1.86, all of which were service-based RSUs. No performance-based RSUs were granted in the nine months ended September 30, 2023. As of September 30, 2023, the milestone associated with the previously granted performance based-RSUs was achieved. At September 30, 2023, the recognized compensation cost related to vested performance-based RSUs was $1,820. At September 30, 2023, the unrecognized compensation cost related to unvested service-based RSUs expected to vest was $3,570, to be recognized over an estimated weighted-average amortization period of 2.83 years. The unrecognized compensation cost related to unvested performance-based RSUs was $241, which will be recognized over the remaining service period.
Included in the table above are 60,000 RSUs granted outside the A&R Plan. The grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).
2017 Employee Stock Purchase Plan
Under the 2017 Plan, shares of Common Stock may be purchased by eligible employees who elect to participate in the 2017 Plan at 85% of the lower of the fair market value of Common Stock on the first or last day of designated offering periods. The Company recognized stock-based compensation expense related to the 2017 Plan of $48 and $53 during the three months ended September 30, 2023 and 2022, respectively. The Company recognized stock-based compensation expense related to the 2017 Plan of $125 and $215 during the nine months ended September 30, 2023 and 2022, respectively.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

The Company calculated the fair value of each option grant and the shares issued under the 2017 Plan on the respective dates of grant using the following weighted average assumptions:

	Nine Months Ended September 30,
	2023	2022
Risk free interest rate	0.05%	0.17%
Expected term (in years)	0.5	0.5
Expected volatility	68.13%	88.13%
Annual dividend yield	0.00%	0.00%

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
Company Overview
We are a specialty pharmaceutical company focused on the development and commercialization of products for patients treated by ear, nose and throat (ENT) and allergy specialists. Our first commercial product, XHANCE® (fluticasone propionate) nasal spray, 93 micrograms (mcg), is a therapeutic utilizing our proprietary Exhalation Delivery System™ (EDS®) that delivers a topically-acting corticosteroid for the treatment of chronic rhinosinusitis with nasal polyps and, if approved, chronic rhinosinusitis without nasal polyps (commonly referred to as chronic sinusitis). Chronic rhinosinusitis is a serious nasal inflammatory disease that is treated using therapies, such as intranasal steroids (INS), which have significant limitations. We believe XHANCE has a differentiated clinical profile with the potential to become part of the standard of care for this disease because it is able to deliver medication to the primary site of inflammation high and deep in the nasal passages in regions not adequately reached by conventional INS. Additionally, we believe the current practice of postoperative INS use could support XHANCE’s adoption as a maintenance therapy to improve outcomes following sinus surgery.
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
In March and June 2022, we announced positive top line results from our two Phase 3b clinical trials (ReOpen1 and ReOpen2) of XHANCE for a follow-on indication for the treatment of chronic sinusitis. The results of ReOpen1 and ReOpen2 are summarized in our Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 7, 2023. In February 2023, we submitted a prior approval efficacy supplement (sNDA) to support the approval of a new indication for XHANCE for the treatment of chronic rhinosinusitis in patients 18 years of age or older. The FDA accepted the sNDA for review and assigned a Prescription Drug User Fee Act (PDUFA) goal date of December 16, 2023. If the sNDA is approved, XHANCE has the potential to be the first drug therapy approved by the FDA for the treatment of chronic sinusitis.
As a result of the FDA's evolving view on the terminology to be applied to what was historically labeled “chronic sinusitis” and “nasal polyps”, it is uncertain whether the ReOpen1 and ReOpen2 clinical trials that we conducted for XHANCE will, if approved, result in an additional indication using the language “for the treatment of chronic sinusitis”, “for the treatment of chronic rhinosinusitis”, “for the treatment of chronic rhinosinusitis without nasal polyps”, or other similar language. It is our view that these variations in terminology are synonymous from a promotional perspective and that all are distinct from XHANCE's current indication. In this Quarterly Report on Form 10-Q, we use the terms "chronic sinusitis" and "chronic rhinosinusitis without nasal polyps" as being synonymous.
XHANCE Business Update
We track and report metrics that we believe are an important part of assessing our progress in key strategic areas including:
•XHANCE Prescriptions and Market Share. Based on third-party inventory and prescription data as well as data from PPN partners, the total estimated number of XHANCE prescriptions in the third quarter of 2023 was 84,100, which represents a 6% decrease for prescriptions when compared to estimated third quarter 2022 prescriptions of 89,900. In first quarter and second quarter 2023 we updated the methodology used to estimate XHANCE prescriptions. For reference, under the methodology used in 2022 we estimated prescriptions of 86,600 in the third quarter of 2022. The INS prescription market decreased 1% from third quarter 2022 to third quarter 2023 based on third-party prescription data.

A seasonal effect has historically been observed in the INS prescription market in which market volume generally peaks near the middle of the second quarter and declines into the early part of the third quarter of each calendar year. Based on third-party prescription data, INS market prescriptions were flat from the fourth quarter of 2021 to the first quarter of 2022, increased 7% from the first quarter of 2022 to the second quarter of 2022, decreased 7% from the second quarter of 2022 to the third quarter of 2022, increased 4% from the third quarter of 2022 to the fourth quarter of 2022, increased 1% from the fourth quarter of 2022 to the first quarter of 2023, increased 3% from the first quarter of 2023 to the second quarter of 2023, and decreased 9% from the second quarter of 2023 to the third quarter of 2023.
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
Previously we tracked the market share of XHANCE within our current target audience because market share normalizes XHANCE prescriptions for market effects including the INS market seasonality, seasonal variation in patient visits with their doctor, annual deductible resets and annual changes in individual patient's healthcare insurance coverage referenced above. We calculated market share as the proportion of XHANCE prescriptions to the number of prescriptions written for other INS within our current target physician audience. However, most of the INS prescriptions written within our target physician audience are for chronic sinusitis, allergic rhinitis and other conditions outside of our nasal polyp indication. Due to the limitations of this denominator, which also does not include prescriptions for the several biologic products that are indicated to treat chronic rhinosinusitis with nasal polyps, and the fact that we now have five years of historical XHANCE prescription data, we have stopped tracking market share but will continue to track year-over-year prescription growth.
•XHANCE New Prescriptions and Refill Prescriptions. The underlying disease that we are treating is chronic and, as a result, many patients may fill multiple prescriptions per year. We monitor new prescriptions as they create the potential for future refill prescriptions. Based on third-party inventory and prescription data as well as data from PPN partners, the total estimated number of XHANCE new prescriptions in the third quarter of 2023 was 27,400, which represents a 4% decrease for new prescriptions when compared to estimated third quarter 2022 new prescriptions of 28,600. In first quarter 2023 we updated the methodology used to estimate XHANCE new prescriptions. For reference, under the prior methodology we estimated new prescriptions of 28,000 in the third quarter of 2022. Based on third-party prescription data, the INS market for new prescriptions increased 1% from the third quarter of 2022 to the third quarter of 2023 and decreased 11% from the second quarter of 2023 to the third quarter of 2023.
We track refill prescriptions and provide patient co-pay assistance to support refill programs that are administered by our PPN partners. Based on third-party inventory and prescription data as well as data from PPN partners, the total estimated number of XHANCE refill prescriptions in the third quarter of 2023 was 56,600, which represents a 8% decrease for refill prescriptions when compared to estimated third quarter 2022 refill prescriptions of 61,300. In first quarter and second quarter 2023 we updated the methodology used to estimate XHANCE refill prescriptions. For reference, under the prior methodology we estimated refill prescriptions of 58,600 in the third quarter of 2022.
•Prescribing Breadth and Depth. We track the number of physicians who prescribe XHANCE in a time period to evaluate the breadth of prescribing. Based on third-party inventory and prescription data as well as data from PPN partners, the total estimated number of physicians who had at least one patient fill a prescription for XHANCE in the third quarter of 2023 was 8,427, which represents a 5% increase when compared to the estimated 8,056 physicians who had at least one patient fill a prescription for XHANCE in the third quarter of 2022. In addition, the total estimated number of physicians who had at least one patient fill a prescription for XHANCE was 8,313 in the fourth quarter of 2022, 8,545 in the first quarter of 2023, and 8,624 in the second quarter of 2023. In first quarter 2023 we updated the methodology used to estimate XHANCE prescriptions and as a consequence updated our estimate for the number of physicians who had at least one patient fill a prescription for XHANCE. For reference, under the prior methodology we estimated the number of physicians who had at least one patient fill a prescription for XHANCE was 7,892 in the third quarter of 2022.

We also track the number of prescriptions filled by a prescribing physician's patients in a time period to evaluate depth of prescribing. Based on third-party prescription data as well as data from PPN partners, the total estimated number of physicians who had more than 15 XHANCE prescriptions filled by their patients in the third quarter of 2023 was 1,346, which represents a 9% decrease when compared to the estimated 1,485 physicians who had more than 15 XHANCE prescriptions filled by their patients in the third quarter of 2022. In addition, the total estimated number of physicians who had more than 15 XHANCE prescriptions filled by their patients was 1,509 in the fourth quarter of 2022, 1,391 in the first quarter of 2023, and 1,428 in the second quarter of 2023. In first quarter 2023 we updated the methodology used to estimate XHANCE prescriptions and as a consequence updated our estimate for the number of physicians who had more than 15 XHANCE prescriptions filled by their patients. For reference, under the prior methodology we estimated the number of physicians who had more than 15 XHANCE prescriptions filled by their patients was 1,491 in the third quarter of 2022.
•XHANCE Net Product Revenues per Prescription. We calculate average net product revenues per prescription, one metric that we use to gauge the profitability of XHANCE, by dividing net product revenues for the quarter by the estimated number of XHANCE prescriptions dispensed during the quarter. Average XHANCE net product revenues per prescription were $236 in the third quarter of 2023 which represents a 6% increase when compared to the $223 average XHANCE net product revenues per prescription in the third quarter of 2022. The increase in average net product revenues per prescription is primarily the result of increased shipments and an increase in the price paid for individual units of XHANCE. In first quarter and second quarter 2023 we updated the methodology used to estimate XHANCE prescriptions. For reference under the prior methodology we estimated net product revenues per prescription of $232 for the third quarter of 2022.
During the second half of 2023 we modified our co-pay assistance program to reduce the amount co-pay assistance available to patients that do not have coverage for XHANCE or have high out-of-pocket costs. These changes were intended to increase average net revenue per prescription by decreasing the amount we pay in co-pay assistance for these prescriptions and decreasing the number of these prescriptions that are filled because they have limited profitability to us due to their high reliance on our co-pay assistance program. In the future we may make additional changes to our co-pay assistance program designed to increase average net revenue per prescription.
•Market Access. We believe that as of September 30, 2023 approximately 80% of commercially insured lives were in plans that covered XHANCE. Payors generally impose restrictions on access to or usage of XHANCE, such as by requiring prior authorizations or "step-edits". For example, insurers may require that a physician attest that they are treating a patient for an FDA-approved indication prior to becoming eligible for coverage for XHANCE. Further, we believe that approximately half of the commercially covered lives as of September 30, 2023 are in a plan that requires a prior authorization and most of those prior authorizations request information regarding prior use of INS and patient diagnosis for an FDA-approved indication. In some cases, patients do not meet the payors' utilization management criteria, or providers may not complete the burdensome administrative process required to demonstrate or document that the patients for whom XHANCE has been prescribed meet the payors’ utilization management criteria (i.e., prior authorizations or step-edits) and, as a result, patients will not gain access to XHANCE treatment. We believe increasing rates of enforcement of the utilization management criteria had a negative effect on XHANCE prescription volume growth in 2022 and could have a negative effect on prescription volume in the future. These requirements include physician attestation to a diagnosis of nasal polyps which can be a hurdle for some physicians in our target audience because it is not a diagnosis they make commonly.

Financial Operations Overview
The following discussion sets forth certain components of our consolidated statements of operations as well as factors that impact those items.
Net product revenues
Sales of XHANCE generated $19.8 million and $20.1 million in net product revenues for the three months ended September 30, 2023 and 2022, respectively, and $51.1 million and $55.4 million for the nine months ended September 30, 2023 and 2022. In accordance with GAAP, we determine net product revenues for XHANCE, with specific assumptions for variable consideration components including but not limited to trade discounts and allowances, co-pay assistance programs and payor rebates.
Based on available XHANCE prescription data purchased from third parties and data from our PPN partners, who collectively dispensed more than 80% of our total prescriptions (TRxs) in the period, our average XHANCE net product revenues per prescription were $236 in the third quarter of 2023 which represents a 6% increase compared to the $223 average XHANCE net product revenues per prescription in the third quarter of 2022. The increase in average net product revenues per prescription is primarily the result of increased shipments and an increase in the price paid for individual units of XHANCE.
We calculate average net product revenues per prescription, one metric that we use to gauge the profitability of XHANCE, by dividing net product revenues for the quarter by the estimated number of XHANCE prescriptions dispensed during the quarter. As a result, average net product revenues per prescription is subject to variability. That variability is impacted by factors that do not necessarily reflect a change in the price that is paid for an individual unit of XHANCE, including but not limited to ordering patterns and inventory levels for our wholesale customers and PPN partners, patient utilization rates of our co-pay assistance and other affordability programs and the proportion of patients acquiring XHANCE through an insurance benefit. There is also the potential for variability that results from changes in estimation methodology by us and the third parties that we rely upon to provide certain prescription and inventory data which may lead to revisions of historical estimates of prescription volumes and our calculated average net product revenues per prescription.
We expect full year 2023 net product revenues will be between $66.0 to $70.0 million. Previously, we expected full year 2023 net product revenues will be between $64.0 to $70.0 million. In December 2022, we reduced our number of territory managers from approximately 90 to approximately 77 as part of actions intended to reduce total operating expenses for full year 2023 by approximately $30.0 million compared to 2022, of which approximately half is related to sales and marketing. In addition, our expectation of full year 2023 net product revenues between $66.0 and $70.0 million does not assume net product revenues attributable to a potential launch of XHANCE as a treatment for patients with chronic sinusitis. The year-over-year decrease to net product revenues is attributable to an expected increase in gross-to-net deductions and an expected decrease in units shipped. The expected increase in gross-to-net deductions includes increased rebates, co-pay assistance and changes in business mix. For the full year 2023, we believe average net product revenues per prescription will be approximately $200. The expected year-over-year decrease in net product revenues is also a byproduct of our previously communicated intent to prioritize our capital resources for a potential launch of XHANCE for the treatment of chronic sinusitis.

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
▪expenses associated with the continued development of the Exhalation Delivery System;
▪expenses related to the continued development of our product portfolio;
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
Assuming we do not need to conduct additional studies to support an FDA approval of XHANCE for the treatment of chronic sinusitis and we do not undertake new development programs, we expect significantly lower research and development expenses in 2023.
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
Sales and marketing expenses include our sales team and supporting promotional materials, digital promotion, peer-to-peer education, congresses / conventions, samples, and marketing activities such as direct-to-patient / direct-to-consumer initiatives. Additionally, sales and marketing-related expenses include fees paid to our PPN partners for services unrelated to traditional distribution functions, such as patient services fees, data fees, benefit claims adjudication and program management fees.
Interest (income) expense
Interest (income) expense consists of interest earned on our cash and cash equivalents held with institutional banks and interest expense is primarily related to the A&R Note Purchase Agreement.
Other (income) expense
Other (income) expense consists primarily of unrealized gains and losses on our warrant liability, as well as foreign currency (income) losses due to exchange rate fluctuations on transactions denominated in a currency other than our functional currency.

Consolidated Results of Operations
Comparison of three months ended September 30, 2023 and 2022
The following table sets forth our selected consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended September 30,
	2023	2022
Revenues:
Net product revenues	$19,823	$20,078
Total revenues	19,823	20,078
Costs and expenses:
Cost of product sales	2,225	2,125
Research and development	1,281	3,267
Selling, general and administrative	18,011	25,486
Total operating expenses	21,517	30,878
Loss from operations	(1,694)	(10,800)
Other (income) expense:
Interest expense	4,395	4,159
Other (income) expense	3,205	(5)
Total other (income) expense	7,600	4,154
Net loss	$(9,294)	$(14,954)
Net product revenues
Net product revenues related to sales of XHANCE were $19.8 million and $20.1 million for the three months ended September 30, 2023 and 2022, respectively. Revenue decrease is attributable primarily to a a decrease in units sold to customers during the three months ended September 30, 2023. The year-over-year decrease in net product revenues is consistent with our previously communicated intent to prioritize our capital resources for a potential launch of XHANCE for the treatment of chronic sinusitis.
Cost of product sales
Cost of product sales related to XHANCE were $2.2 million and $2.1 million for the three months ended September 30, 2023 and 2022, respectively. The increase of $0.1 million can be attributed to an increase in the cost to produce XHANCE in 2023.
Research and development expense
Research and development expense was $1.3 million and $3.3 million for the three months ended September 30, 2023 and 2022, respectively. The $2.0 million decrease is attributable to a decrease in costs related to the conduct of our clinical trials of XHANCE for the treatment of chronic sinusitis, both trials had top-line data readouts in 2022.
Selling, general and administrative expense
Selling, general and administrative expense was $18.0 million and $25.5 million for the three months ended September 30, 2023 and 2022, respectively. The $7.5 million decrease was due primarily to a $4.7 million decrease in sales, marketing and administrative costs as well as a $2.8 million decrease in payroll and related costs.
Interest (income) expense, net
Interest (income) expense, net, was $4.4 million and $4.2 million for the three months ended September 30, 2023 and 2022, respectively, which was primarily comprised of interest expense on the Pharmakon Senior Secured Notes during both periods.

Other (income) expense, net
In November 2022, we issued warrants in connection with a public offering. These warrants are required to be measured at fair value and reported as a liability in the consolidated balance sheet. We recorded the fair value of the warrants upon issuance using a Monte Carlo simulation and are required to revalue the warrants at each reporting date with any changes in fair value recorded on our statement of operations. The valuation of the warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. The change in the fair value of the Level 3 warrants liabilities is reflected in the statement of operations for the quarter ended September 30, 2023.
Other (income) expense was $3.2 million for the three months ended September 30, 2023 and represents the unrealized gain on the fair value of warrants.
Comparison of nine months ended September 30, 2023 and 2022

	Nine Months Ended September 30,
	2023	2022
Revenues:
Net product revenues	$51,122	$55,420
Total revenues	51,122	55,420
Costs and expenses:
Cost of product sales	6,502	6,282
Research and development	4,017	12,339
Selling, general and administrative	60,839	84,339
Total operating expenses	71,358	102,960
Loss from operations	(20,236)	(47,540)
Other (income) expense:
Interest expense	12,462	12,147
Other income	(7,182)	(3)
Total other (income) expense	5,280	12,144
Net loss	$(25,516)	$(59,684)
Net product revenues
Net product revenues related to sales of XHANCE were $51.1 million and $55.4 million for the nine months ended September 30, 2023 and 2022, respectively. Revenue decrease is attributable primarily to a decrease in units sold to customers as well as a decrease in our average net revenue per prescription during the nine months ended September 30, 2023. The year-over-year decrease in net product revenues is consistent with our previously communicated intent to prioritize our capital resources for a potential launch of XHANCE for the treatment of chronic sinusitis.
Cost of product sales
Cost of product sales related to XHANCE were $6.5 million and $6.3 million for the nine months ended September 30, 2023 and 2022, respectively. The increase of $0.2 million can be attributed to an increase in the cost to produce XHANCE in 2023.
Research and development expense
Research and development expense was $4.0 million and $12.3 million for the nine months ended September 30, 2023 and 2022, respectively. The $8.3 million decrease is attributable to a decrease in costs related to the conduct of our clinical trials of XHANCE for the treatment of chronic sinusitis, both trials had top-line data readouts in 2022.
Selling, general and administrative expense
Selling, general and administrative expense was $60.8 million and $84.3 million for the nine months ended September 30, 2023 and 2022, respectively. The $23.5 million decrease was due primarily to a $12.2 million decrease in sales, marketing and other administrative costs and an $11.3 million decrease in payroll and related costs.
Interest (income) expense, net
Interest (income) expense, net, was $12.5 million and $12.1 million for the nine months ended September 30, 2023 and 2022, respectively, which was primarily comprised of interest expense on the Pharmakon Senior Secured Notes during both periods.

Other (income) expense, net
In November 2022, we issued warrants in connection with a public offering. These warrants are required to be measured at fair value and reported as a liability in the consolidated balance sheet. We recorded the fair value of the warrants upon issuance using a Monte Carlo simulation and are required to revalue the warrants at each reporting date with any changes in fair value recorded on our statement of operations. The valuation of the warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. The change in the fair value of the Level 3 warrants liabilities is reflected in the statement of operations for the quarter ended September 30, 2023.
Other income was $7.2 million for the nine months ended September 30, 2023 and represents the unrealized gain on the fair value of warrants.
Liquidity and Capital Resources
Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. We incurred net losses of $25.5 million and $59.7 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $710.4 million. We have funded our operations primarily through the sale and issuance of stock and debt, as well as through sales of XHANCE and licensing revenues. As of September 30, 2023, we had $66.8 million in cash and cash equivalents.
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(27,440)	$(49,971)
Net cash used in investing activities	(255)	(60)
Net cash provided by financing activities	296	649
Effects of exchange rates on cash and cash equivalents	—	(12)
Net decrease in cash, cash equivalents and restricted cash	$(27,399)	$(49,394)
Operating activities
Cash used in operating activities decreased by $22.6 million, from $50.0 million for the nine months ended September 30, 2022 to $27.4 million for the nine months ended September 30, 2023. The decrease in cash used in operating activities was attributable to a decrease in net loss and a decrease in accounts receivable due to increased collections, partially offset by a decrease in accrued expenses for the nine months ended September 30, 2023.
Investing activities
Cash used in investing activities increased from the nine months ended September 30, 2022 to the nine months ended September 30, 2023 due to an increase in equipment and software purchases during the nine months ended September 30, 2023.
Financing activities
Cash provided by financing activities decreased from the nine months ended September 30, 2022 to the nine months ended September 30, 2023 due to a decrease in proceeds from the issuance of common stock under our employee stock purchase plan.

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
As of September 30, 2023, we had $66.8 million in cash and cash equivalents. We will likely require additional capital in the near term in order to maintain compliance with the financial covenants and other terms under the A&R Note Purchase Agreement and to meet the debt service obligations under our outstanding Pharmakon Senior Secured Notes, and to continue to fund our operations.

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
Further, the A&R Note Purchase Agreement includes a requirement that commencing with the report and opinion on the consolidated financial statements commencing with the year ending December 31, 2023 and that all of our subsequent quarterly and annual financial statements, not be subject to any statement as to “going concern” (subject to certain exceptions). We have concluded that it is unlikely that we will be able comply with these provisions in 2024. Failure to comply with these provisions would also constitute an event of default under the A&R Note Purchase Agreement.
In the event of any of the foregoing defaults, the holders of the Pharmakon Senior Secured Notes may elect to accelerate the repayment of all unpaid principal, accrued interest and other amounts due, which may require us to delay or curtail our operations until additional funding is received. These factors raise substantial doubt about our ability to continue as a going concern. The terms of the A&R Note Purchase Agreement and the Pharmakon Senior Secured Notes, including applicable covenants, are described in Note 8. In the event we are able to maintain compliance with the financial and other covenants and terms of the A&R Note Purchase Agreement or obtain a waiver to or modification of such covenants, we believe our existing cash and cash equivalents will be sufficient to fund our operations and debt service obligations for approximately the next 12 months.

We will likely require additional capital in the future secured through equity or debt financings, partnerships, collaborations, or other sources in order to meet our debt service obligations, including repayment, under the Pharmakon Senior Secured Notes, and to carry out our planned development and commercial activities. If additional capital is not obtained when required, we may need to delay or curtail our operations until additional funding is received.

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
Our Chief Executive Officer and our Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
3.3
Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of OptiNose, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 10-Q (File No. 001-38241), as filed with the SEC on August 10, 2023).

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

OPTINOSE, INC.
Date:	November 9, 2023	By:	/s/ ANTHONY J. KRICK
			Name:	Anthony J. Krick
			Title:	Vice President, Finance & Chief Accounting Officer
(Principal Financial and Accounting Officer)