Form 10-K
period 2023-12-31
OptiNose, Inc.
filed 2024-03-07
CIK 1494650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the registrant's common stock held by non-affiliates was approximately $119.3 million based on the last reported sale price of the registrant's common stock on the Nasdaq Global Select Market on June 30, 2023.

The number of shares of common stock outstanding at March 1, 2024 was 112,651,740 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2024 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K where indicated. Such definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the year ended December 31, 2023.

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
▪our planned activities in pursuit of a follow-on indication for chronic rhinosinusitis (also referred to as, chronic sinusitis or chronic rhinosinusitis without nasal polyps);
▪the potential for XHANCE to be the first product approved by the U.S. Food and Drug Administration (FDA) for the treatment of chronic sinusitis;
▪the potential to expand promotion of XHANCE into the primary care segment and our plans to seek a partner for such expansion;
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
▪our expectation that research and development expenses in 2024 will be less than 2023;
▪XHANCE prescription, net revenue, prescriber and other business trends;
▪the potential for payor utilization management criteria to negatively impact XHANCE prescription volumes;
▪the rate and degree of market acceptance and market opportunity of XHANCE;
▪the potential for us to decrease our reliance on sole-source suppliers and increase the third party manufacturing capacity that is available to us;
▪our expectation that XHANCE net product revenues for the first quarter of 2024 will be approximately $13.0 million
▪our expectation that the average net product revenue per prescription for XHANCE for the full year of 2024 will be approximately $220;
▪our potential non-compliance with certain covenants of the A&R Note Purchase Agreement, and the consequences of failing to achieve compliance with such covenants or obtain a waiver or modification of such covenants;
▪our belief that our existing cash and cash equivalents will be sufficient to fund our operations and debt service obligations for approximately the next 12 months if we are able to maintain compliance with or obtain a waiver or modification of the financial and other covenants under A&R Note Purchase Agreement;
▪our expectations and the accuracy of our estimates regarding our future expenses, revenue, capital requirements, potential sources of capital and consequences of failing to obtain additional capital;

▪our ability to continue as a going concern;
▪legal and regulatory developments in the United States and foreign countries;
▪the scope and duration of patent protection and other barriers to entry that we expect to benefit XHANCE;
▪the performance of our third-party suppliers, manufacturers, wholesalers, distributors, HUB and preferred pharmacy network (PPN) partners;
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

RISK FACTOR SUMMARY
The risk factors summarized below could materially harm our business, operating results and/or financial condition, impair our future prospects and/or cause the price of our common stock to decline. For more information, see “Item 1A. Risk Factors” in this Form 10-K. Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, the following:
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
•The commercial success of XHANCE will depend upon its acceptance by multiple stakeholders, including physicians, patients and third-party payors.
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
•If the market opportunities for XHANCE are smaller than we believe, our revenue potential may be adversely affected.
•We rely on HUB and PPN partners for distribution of XHANCE in the U.S., and the failure of those HUB and PPN partners to distribute XHANCE effectively would adversely affect sales of XHANCE.
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
Risks Related to Our Reliance on Third Parties
•If we encounter difficulties in maintaining commercial manufacturing and supply agreements with our third-party manufacturers and suppliers of XHANCE or if we encounter issues with the performance of our contract manufacturers or suppliers, our ability to commercialize and manufacture XHANCE would be impaired.
Risks Related to Our Business Operations and Industry
•Our long-term growth depends on our ability to develop and commercialize additional ENT and allergy products.

•Our sales force and other employees, PPN and other distribution partners, CMOs, CROs, principal investigators, collaborators, independent contractors, consultants and other vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.
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
We revised our operating strategy in 2023 to focus on increasing efficiency. We reduced expenses by $38 million and stabilized revenue while preparing our organization to seize the opportunity created by potential approval of XHANCE as the first prescription treatment for chronic rhinosinusitis without nasal polyps (also referred to as chronic sinusitis), which is one of the most common diseases diagnosed in adult outpatient medicine.
We completed two Phase 3b clinical trials (which we refer to as ReOpen1 and ReOpen2) of XHANCE for a follow-on indication for the treatment of chronic sinusitis. We submitted a supplemental new drug application (sNDA) for XHANCE as a treatment for adults with chronic rhinosinusitis. The sNDA has a Prescription Drug User Fee Act (PDUFA) goal date of March 16, 2024. If the sNDA is approved, XHANCE has the potential to be the first drug therapy approved by the FDA for the treatment of patients suffering from chronic sinusitis.
Although the term chronic rhinosinusitis is often used in medical literature and medical practice, the FDA did not historically recognize chronic rhinosinusitis as an indication for drug development purposes. Instead, the FDA recognized chronic sinusitis and nasal polyps as indications for drug development purposes rather than the terminology chronic rhinosinusitis with or without nasal polyps. Recently, the FDA has approved drug products for the treatment of chronic rhinosinusitis with nasal polyps and issued a guidance document in November 2021 for clinical trial programs for nasal polyps in which it adopted the different terminology “treatment of chronic rhinosinusitis with nasal polyps” to replace the terminology “treatment of nasal polyps.” Subsequent to issuance of that guidance, FDA requested that previously approved labels for multiple drugs, including XHANCE, with an indication for “treatment of nasal polyps” be changed to reflect the new terminology, and accordingly the XHANCE indication was changed from “nasal polyps” to “chronic rhinosinusitis with nasal polyps.” This modification is the result of a change in terminology and was not based on new XHANCE clinical trial data. As a result of the FDA's evolving view on the terminology to be applied to what was historically labeled “chronic sinusitis” and “nasal polyps”, the additional indication we are seeking under the sNDA may, if approved, use the language “for the treatment of chronic sinusitis”, “for the treatment of chronic rhinosinusitis”, “for the treatment of chronic rhinosinusitis without nasal polyps”, or other similar language. It is our view that these variations in terminology are synonymous from a promotional perspective and that all are distinct from XHANCE's current indication. In this Annual Report on Form 10-K, we use the terms "chronic sinusitis" and "chronic rhinosinusitis without nasal polyps" as being synonymous.

Our Growth Strategy
Our goal is to become a leading specialty pharmaceutical company dedicated to developing proprietary products that become a part of the standard of care for diseases in the ENT and allergy segments. The key elements of our strategy are to:
•Continue to commercialize XHANCE in the ENT and allergy specialty segments in the U.S. We believe that approximately 15,000 targeted physicians treat an estimated 3.5 million chronic rhinosinusitis patients, an estimated 1.2 million of whom have chronic rhinosinusitis with nasal polyps. We have a sales force of approximately 75 territory managers who target approximately 7,000 ENT and allergy specialists and "specialty-like" primary care physicians.
▪Obtain regulatory approval of XHANCE for the treatment of chronic sinusitis and expansion into the primary care segment to broaden our market opportunity. We completed two Phase 3b clinical trials in pursuit of a follow-on indication for XHANCE for the treatment of chronic sinusitis. We announced positive top-line results from these trials and believe XHANCE has the potential to be the first drug therapy approved by the FDA for the treatment of chronic sinusitis. In addition to increasing the number of patients for whom the product can be promoted within the currently targeted physician segment, we believe approval of the new indication by FDA could be a catalyst for us to enter into one or more collaborations to broaden the marketing of XHANCE to additional primary care physicians that we believe treat an additional estimated 6.25 million patients in the U.S. with chronic rhinosinusitis, an estimated two-thirds of whom have chronic sinusitis but do not have nasal polyps. In addition, at some point in the future, we, together with any potential partner secured for the primary care segment, intend to consider directing promotional resources to an additional estimated 20 million adult chronic rhinosinusitis sufferers who are not regularly under the care of physicians for this disease using programs such as direct-to-consumer and direct-to-patient promotion.
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
▪Monoclonal antibodies. In June 2019, the FDA approved DUPIXENT™ as an add-on (to an INS) maintenance treatment in adult patients with inadequately controlled chronic rhinosinusitis with nasal polyposis. In November 2020, the FDA approved XOLAIR™ add-on maintenance treatment of nasal polyps in adult patients with inadequate response to nasal corticosteroids. In July 2021, the FDA approved NUCALA™ add-on maintenance treatment of chronic rhinosinusitis with nasal polyps in adult patients with inadequate response to nasal corticosteroids. In addition, these monoclonal antibodies may be studied as potential treatments for patients with chronic rhinosinusitis without nasal polyps.

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
Potential Future Therapies
Additional potential future therapies include but are not limited to monoclonal antibodies, and corticosteroid-eluting implants. Benralizumab and tezepelumab, which are already approved for other indications, are being developed for the treatment of nasal polyps, and are believed to inhibit specific pathways of inflammation present in nasal polyps. Lyra Therapeutics is developing corticosteroid-eluting implants as potential treatment for patients with chronic rhinosinusitis. In addition, Insmed is studying brensocatib as a potential treatment for chronic rhinosinusitis without nasal polyps.
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
▪Treatment with monoclonal antibodies is costly, difficult to administer and may have negative side effects. The current FDA-approved monoclonal antibodies for the treatment of nasal polyps cost approximately $36,000 to $49,000 per year. Monoclonal antibodies also require subcutaneous injections or intravenous administration. We believe the systemic nature of these treatments, which target components of the immune response, may result in more adverse side effects than treatments with topically-acting steroids.

Our Solution
XHANCE
XHANCE combines the EDS with a liquid formulation of fluticasone propionate, a well-characterized, second-generation corticosteroid. XHANCE is designed to deliver medication into the high and deep regions of the nasal passages where both nasal polyps and inflamed and swollen membranes can obstruct normal sinus ventilation and drainage. In multiple studies utilizing advanced imaging, the EDS produced a differentiated pattern of drug delivery in healthy subjects with significant drug deposited in the high and deep regions of the nasal passages, areas not well accessed by conventional INS delivery mechanisms. We believe XHANCE has the potential to become part of the standard of care for the treatment of patients with chronic rhinosinusitis that are dissatisfied with the relief they obtain from conventional INS and before they progress to more costly treatment alternatives. We also believe that the current treatment practice of postoperative INS use could support XHANCE's adoption as a maintenance therapy to improve outcomes following sinus surgery.
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
In March and June 2022, we announced positive top line results from our two Phase 3b clinical trials in of XHANCE for a follow-on indication for the treatment of chronic sinusitis. In February 2023, we submitted a prior approval efficacy supplement (sNDA) to support the approval of a new indication for XHANCE for the treatment of chronic sinusitis. FDA accepted the filing and set a PDUFA goal date of December 16, 2023. In December 2023, FDA notified us that it required additional time to complete its review, and that the PDUFA goal date for the sNDA would be extended to March 16, 2024. If the sNDA is approved, XHANCE has the potential to be the first drug therapy approved by the FDA for the treatment of chronic sinusitis.
We believe XHANCE offers a cost-effective treatment solution to payors who are increasingly being asked to pay for multiple high-cost therapies for a variety of diseases priced at tens of thousands of dollars per year. As of January 1, 2024, the wholesale acquisition cost for XHANCE was $626.82. XHANCE is priced significantly higher than low cost generic INS and over-the-counter (OTC) INS products.
We expect XHANCE to be adopted by physicians at a natural point in the care pathway for use in patients with chronic rhinosinusitis with or (if approved) without nasal polyps after treatment failure with cheaper generic or OTC traditional INS therapies but before they progress to costly surgical interventions and monoclonal antibodies. We estimate that sinus surgery costs on average $13,500 per procedure, and monoclonal antibodies cost approximately $36,000 to $49,000 per year based on the wholesale acquisition cost and recommended dosing for XOLAIR™ (omalizumab), NUCALA™ (mepolizumab), and DUPIXENT™ (dupilumab).

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
Our Pipeline
XHANCE for Chronic Sinusitis
In addition to XHANCE’s existing indication for the treatment of nasal polyps, in order to broaden our U.S. market opportunity, we conducted a clinical trial program in pursuit of a follow-on indication for the treatment of CS in the

U.S. We announced positive top-line results from the clinical trials in March and June 2022 and submitted a supplemental new drug application (sNDA) in February 2023. FDA accepted the filing and set a PDUFA goal date of December 16, 2023. In December 2023, FDA notified us that it required additional time to complete its review, and that the PDUFA goal date for the sNDA would be extended to March 16, 2024. If the sNDA is approved, XHANCE has the potential to be the first drug therapy approved by the FDA for the treatment of chronic sinusitis.
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
Customer Model. At the start of 2022 we had a sales force of approximately 90 territory managers who targeted over 10,000 ENTs, allergists and “specialty-like” primary care physicians. At the end of 2022 we had reduced the size of our sales force to approximately 75 territory managers, as part of actions intended to reduce our operating expenses, who target approximately 7,000 ENTs, allergists and “specialty-like” primary care physicians. In addition to in-person promotion by our territory managers we target additional physicians through digital and non-personal promotion in areas where we do and do not have territory managers.
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

Market Access. Based on currently available third-party data as of December 31, 2023, we believe that approximately 70% of insured lives are currently in a plan that covers XHANCE. However, payors may change coverage levels for XHANCE, positively or negatively, at any time. Additionally, payors generally impose restrictions on access to or usage of XHANCE, such as by requiring prior authorizations or "step-edits". For example, insurers may require that a physician attest that they are treating a patient for an approved indication prior to becoming eligible for coverage for XHANCE. Approximately half of the covered lives as of December 31, 2023 are in a plan that requires a prior authorization and most of those prior authorizations request information regarding prior use of INS and patient diagnosis. In some cases, patients do not meet the payors' utilization management criteria, and in other cases, healthcare providers may not complete the administrative process required to demonstrate or document that the patients for whom XHANCE has been prescribed meet the payors’ utilization management criteria (i.e., prior authorizations or step-edits) and, as a result, patients may not gain access to XHANCE treatment. In our contract negotiations with payors we seek to balance patient access and affordability, breadth of coverage, payor utilization management and rebates levels.

Trade and Distribution. We currently sell XHANCE primarily to PPN partners. We established this channel to offer patients the option of filling prescriptions through a network of preferred pharmacies that may be able to better serve the needs of patients through services including delivery of XHANCE by mail and performing certain patient services such as patient insurance benefit verification. We also sell XHANCE to wholesale pharmaceutical distributors, who, in turn, sell XHANCE to retail pharmacies, hospitals and other customers. We have contracted with a third-party logistics provider for key services related to logistics, warehousing and inventory management, and distribution. Further, our third-party logistics provider provides customer order fulfillment services and accounts receivable management. In addition, in January 2024 we launched a patient support program which serves as a central intake pharmacy model (referred to as a "HUB") and provides patients with support by navigating payor restrictions and offering affordability solutions. In the future, we may expand our use of our HUB for prescriptions.
Customers
Approximately 77% of our XHANCE net revenues during the fiscal year ended December 31, 2023 were to PPN partners. The three leading PPNs accounted for approximately 25% of our XHANCE net revenues. The largest PPN was Professional Arts Pharmacy which accounted for approximately 15% of our XHANCE revenue. Additionally, approximately 23% of our XHANCE net revenues during the fiscal year ended December 31, 2023 were to the three largest wholesale pharmaceutical distributors, Cardinal Health, McKesson Corporation, and AmerisourceBergen Drug Corporation.
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
We have entered into the following key supply agreements for the commercial manufacture and supply of XHANCE:
▪A supply agreement with Hovione Inter Ltd for the supply of fluticasone propionate, the active pharmaceutical ingredient included in the liquid suspension formulation. This agreement was amended and renewed in December 2023 and now terminates in on December 31, 2024, subject to earlier termination or extension in accordance with the terms of the agreement.
▪A manufacture and supply agreement with Contract Pharmaceuticals Limited Canada (CPL) for the formulation and assembly of the finished drug product during the fill/pack operation. This agreement was amended and renewed in February 2021 and now terminates on December 31, 2024, subject to earlier termination or extension in accordance with the terms of the agreement.
•A manufacturing services agreement with Advance Mold & Manufacturing, Inc. for the manufacture of the liquid delivery sub-assembly, which consists of injection molded parts and other purchased components. The agreement expired in October 2023 (subject to earlier termination or extension in accordance with its terms) but was automatically renewed for a successive one-year term through October 2024, unless either party provides at least ninety days prior written notice to the other that it does not intend to renew the agreement.

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
Several companies have developed or are currently developing monoclonal antibodies for the treatment of nasal polyps. These monoclonal antibodies, which inhibit specific pathways of inflammation present in nasal polyps, include benralizumab, tezepelumab, DUPIXENT™, XOLAIR™, and NUCALA™. In June 2019, the FDA approved DUPIXENT™ as an add-on (to an INS) maintenance treatment in adult patients with inadequately controlled chronic rhinosinusitis with nasal polyposis. In November 2020, the FDA approved XOLAIR™ as an add-on maintenance treatment of nasal polyps in adult patients with inadequate response to nasal corticosteroids. In July 2021, the FDA approved NUCALA™ as an add-on maintenance treatment of chronic rhinosinusitis with nasal polyps in adult patients with inadequate response to nasal corticosteroids. In addition these monoclonal antibodies or others may be studied as potential treatments for patients with chronic rhinosinusitis without nasal polyps. Monoclonal antibodies could represent significant competition for XHANCE. In addition, Insmed is studying brensocatib as a potential treatment for chronic rhinosinusitis without nasal polyps by targeting inhibition of Dipeptidyl peptidase-1 (DPP1).
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
Additionally, as we experienced historically, we expect that the first quarter prescription demand and average net revenue per prescription for XHANCE will be adversely impacted in 2024 and future years by the annual resetting of patient healthcare insurance plan deductibles and changes in individual patients' healthcare insurance coverage, both of which often occur in January.
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
▪Strong patent protection.  Our XHANCE U.S. patent portfolio consists of 14 issued device and method of use patents expiring on various dates from 2024 through 2036 which are listed in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, as well as three issued design patents expiring through 2030 and pending patent applications. We rely primarily on the protections afforded by these device and method of use patents which are generally based on the EDS and related technology, including the combination of this technology with fluticasone propionate.

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
Patents
As of March 1, 2024, we owned over 60 U.S. patents expiring between 2024 and 2036, and pending U.S. patent applications. In addition to our U.S. intellectual property, as of March 1, 2024, we also owned over 150 foreign issued patents expiring between 2024 and 2035, and foreign patent applications. As part of actions intended to reduce operating expenses, in 2023 we reduced the scope of our patent portfolio primarily in certain foreign countries where we believe commercial potential is more limited.
Our XHANCE U.S. patent portfolio consists of 14 issued device and method of use patents expiring on various dates from 2024 through 2036, three issued design patents expiring between 2029 and 2030 and pending patent applications. The 14 device and method of use patents are published in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated NDA (ANDA), or a 505(b)(2) NDA. If any of these potential generic competitors claim that their product will not infringe XHANCE's listed patents, or that such patents are invalid, then they must send notice to us once the ANDA or 505(b)(2) NDA has been accepted for filing by the FDA. We may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification, which would automatically prevent the FDA from approving the ANDA or 505(b)(2) NDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the ANDA or 505(b)(2) NDA applicant.
The rest of our patent portfolio largely relates to patents and applications owned by us and directed to Onzetra Xsail, the powder EDS, the liquid EDS and related technologies.
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
Licensing of the Exhalation Delivery System
Currax License Agreement
In 2019, we entered into a license agreement with Currax Pharmaceuticals LLC (the Currax License Agreement). Under the terms of the Currax License Agreement, we granted Currax an exclusive license to certain OptiNose patents and a non-exclusive license to certain OptiNose know-how to use, sell, offer for sale, have sold and import Onzetra® Xsail® (sumatriptan nasal powder) in the U.S., Canada and Mexico.
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
Participation in the Medicaid Drug Rebate Program requires us to pay a rebate for each unit of drug reimbursed by Medicaid. The amount of the "basic" portion of the rebate for each product is set by law as the larger of: (i) 23.1% of quarterly AMP, or (ii) the difference between quarterly AMP and the quarterly best price (Best Price), which, in general, represents the lowest price available from the manufacturer to any entity in the U.S. in any pricing structure, calculated to include all applicable sales and associated rebates, discounts and other price concessions. AMP must be reported on a monthly and quarterly basis, and Best Price is reported on a quarterly basis, to CMS, the federal agency that administers the Medicaid Drug Rebate Program. In addition, the rebate also includes the "additional" portion, which adjusts the overall rebate amount upward as an "inflation penalty" when the drug's latest quarter's AMP exceeds the drug's AMP from the first full quarter of sales after launch, adjusted for increases in the Consumer Price Index-Urban. The upward adjustment in the rebate amount per unit is equal to the excess amount of the current AMP over the inflation-adjusted AMP from the first full quarter of sales. The rebate amount is recomputed each quarter based on our report to CMS of current quarterly AMP and Best Price for the relevant drug. The statutory Medicaid drug rebate cap for single-source and innovator multiple-source drugs has been eliminated effective January 1, 2024.

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
In addition, manufacturers are required to provide to CMS a 70% discount on brand name prescription drugs utilized by Medicare Part D beneficiaries when those beneficiaries are in the coverage gap phase of the Part D benefit design. Civil monetary penalties can be applied if a manufacturer fails to provide discounts in the amount of 125% of the discount that was due. The Inflation Reduction Act of 2022, or the IRA, sunsets this discount program and replaces it with a new manufacturer discount program beginning 2025.
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
On August 16, 2022, President Biden signed into law the IRA, which, among other things, establishes a Medicare Part B inflation rebate scheme, under which, generally speaking, manufacturers will owe rebates if the average sales price of a Part B drug increases faster than the pace of inflation. Failure to timely pay a Part B inflation rebate is subject to a civil monetary penalty. The IRA also establishes a Medicare Part D inflation rebate scheme, under which, generally speaking, manufacturers will owe rebates if the AMP of a Part D drug increases faster than the pace of inflation. The IRA also creates a drug price negotiation program under which the prices for Medicare units of certain high Medicare spend drugs and biologics without generic or biosimilar competition will be capped by reference to, among other things, a specified non-federal AMP, starting in 2026. Failure to comply with requirements under the drug price negotiation program is subject to an excise tax and/or a civil monetary penalty. The IRA further makes changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs, and a change in manufacturer liability under the program that could negatively affect the profitability of our products. Failure to pay a discount under this new program will be subject to a civil monetary penalty. Congress continues to examine various policy proposals that may result in pressure on the prices of prescription drugs in the government health benefit programs. The IRA or other legislative change could impact the market conditions for our products. Payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives as well. For example, CMS may develop new payment and delivery models, such as bundled payment models.
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
•The federal civil False Claims Act prohibits any person from, among other things, knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds, or knowingly making, using, or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the U.S. federal government. Actions under the False Claims Act may be brought by private individuals known as qui tam relators in the name of the government, and who may share in any monetary recovery. In recent years, several pharmaceutical and other healthcare companies have faced enforcement actions under the False Claims Act for, among other things, providing free product to customers with the expectation that the customers would bill federal programs for the product, and other interactions with prescribers and other customers including interactions that may have affected customers' billing or coding practices on claims submitted to the federal government. Other companies have faced enforcement actions for causing false claims to be submitted because of the company's marketing the product for unapproved uses. Federal enforcement agencies also have shown increased interest in pharmaceutical companies' product and patient assistance programs, including reimbursement and co-pay support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements.
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
As of February 16, 2024, we had a total of 132 full-time employees all of whom are in the United States. 61% of our employees are in direct customer-facing roles. These colleagues, as well as others that are not customer-facing, have significant prior experience within the pharmaceutical, biotech or device industries.
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

Our success is dependent on our ability to attract and retain highly talented colleagues. We provide our colleagues with competitive salaries and bonuses, opportunities for equity ownership, opportunities for professional development and a robust benefits package. Our compensation programs, including short- and long-term incentives, are designed to enable us to attract and retain individuals whose skills are critical to our current and long-term success. Our compensation philosophy is to ensure that our colleague salaries fall within an appropriate range around the median of the marketplace for like positions, with differentiation based on performance and contribution, time in position, and criticality of skill set. Within our compensation programs, we aim to align the interests of our colleagues with those of our shareholders.
We value diversity and are focused on maintaining an inclusive work environment that supports our culture and the needs of the communities we serve and in which we work. Currently, women represent 54% of our colleagues. None of our colleagues are represented by any collective bargaining unit. We believe that we maintain good relations with our colleagues.
As part of our stated goal to nurture an environment where people love to work, and in recognition of the ways in which work has changed over the past several years, we offer a hybrid work environment in our Yardley headquarters in which colleagues work in the office three days and may work remotely the other two days, if desired. This enables us to provide colleagues with flexibility as well as provides an environment in which creativity and innovation are fostered.
Properties
Our principal office is located in Yardley, Pennsylvania, where we lease approximately 30,000 square feet of office space pursuant to a lease that expires in May 2024. In June 2024, we will be moving our principal office to a new location in Yardley, Pennsylvania where we will lease approximately 19,780 square feet of office space pursuant to a lease that expires in May 2027. We also lease a facility in Ewing, New Jersey. We believe our facilities are adequate to meet our current needs, although we may seek to negotiate new leases or to re-evaluate the location and amount of space needed for our operations.
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
As of December 31, 2023, we had cash and cash equivalents of $73.7 million and have $130.0 million of outstanding Pharmakon Senior Secured Notes under the A&R Note Purchase Agreement. Our accumulated deficit as of December 31, 2023 was $720.4 million. We have incurred significant net losses since inception and also expect to incur substantial losses in future periods.

Our continuation as a going concern is dependent on our ability to maintain compliance with the financial covenants (including the requirement for us to achieve certain minimum trailing twelve-month consolidated XHANCE net sales and royalties thresholds, the requirement for us to maintain at least $30.0 million of cash and cash equivalents at all times and the requirement that our annual and quarterly financial statements not be subject to any qualification or statement as to "going concern"), and the other provisions under the A&R Note Purchase Agreement, and our ability to generate sufficient cash flows from operations to meet our debt service obligations and to fund our operations and/or obtain additional capital through equity or debt financings, partnerships, collaborations, or other sources.
The A&R Note Purchase Agreement includes a requirement that we achieve certain minimum trailing twelve-month consolidated XHANCE net sales and royalties thresholds commencing with the trailing twelve months ending March 31, 2024. We believe it is probable that we will not achieve the trailing twelve-month minimum consolidated XHANCE net sales and royalties thresholds commencing with the period ending March 31, 2024, which will constitute a default under the A&R Note Purchase Agreement if we are unable to obtain a modification or waiver of such minimum consolidated XHANCE net sales and royalties thresholds.
Further, the A&R Note Purchase Agreement includes a requirement that commencing with the report and opinion on our consolidated financial statements commencing with the year ended December 31, 2023 and that all of our subsequent quarterly and annual financial statements, not be subject to any statement or qualification as to “going concern” (referred to as, the "going concern covenant"). As a general matter, financial statements are subject to a "going concern" uncertainty disclosure if it is probable that the company's available capital is not sufficient to fund its operations and obligations for at least twelve months following the issuance of such financial statements including obligations that could become due during such twelve month period as a result of some future event (for instance, the potential that the Pharmakon Senior Secured Notes could become due if it is deemed probable that we will not maintain compliance with the covenants and other terms under the A&R Note Purchase Agreement during such twelve month period). Our consolidated financial statements for the year ended December 31, 2023 and the auditor report and opinion thereon included in this Annual Report are subject to a statement as to going concern. On March 5, 2024, prior to the issuance of such audited financial statements, we received a waiver of the going concern covenant for our financial statements for the year ended December 31, 2023 and for our financial statements for the quarter ending March 31, 2024. If we are unable to secure additional capital through equity or debt financings, partnerships, collaborations, or other sources, we believe it is unlikely that we will be able comply with the going concern covenant commencing with our financial statements for the quarter ending June 30, 2024, which will constitute a default under the A&R Note Purchase Agreement if we are unable to obtain a modification or waiver of such going concern covenant.
The A&R Note Purchase Agreement also requires us to maintain at all times a minimum of $30.0 million of cash and cash equivalents (referred to as, the "liquidity covenant"). If we are unable to secure additional capital through equity or debt financings, partnerships, collaborations, or other sources, we believe that it is probable that our cash and cash equivalents balance will fall below the $30.0 million minimum threshold required under the A&R Note Purchase Agreement during the third quarter of 2024, which will also constitute a default under the A&R Note Purchase Agreement if we are unable to obtain a waiver or modification of such liquidity covenant.
In the event of any of the foregoing defaults, the holders of the Pharmakon Senior Secured Notes may declare an event of default under the A&R Note Purchase Agreement and may elect to accelerate the repayment of all unpaid principal, accrued interest and other amounts due (which would also require us to pay an interest make-whole premium as specified in the A&R Note Purchase Agreement if the repayment of the debt is accelerated prior to November 21, 2025), which may require us to delay or curtail our operations until we obtain additional capital which may not be available on a timely basis, on favorable terms, or at all, and such capital, if obtained, may not be sufficient to meet our payment obligations or enable us to continue to implement our long-term business strategy. In such an event, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. These factors raise substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the fair value for such assets or less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment. Additionally, if we seek additional financing to fund our debt service obligations and business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all.
We have incurred significant losses since our inception and anticipate that we will incur continued losses in the future.
We are a specialty pharmaceutical company with a limited operating history. To date, we have focused primarily on XHANCE and ONZETRA Xsail, as well as other product candidates using our proprietary EDS technology. Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. To date, we have generated revenue from sales of XHANCE since its launch in 2018, as well as from licensing revenues from ONZETRA Xsail and our proprietary EDS technology. We incurred net losses of $35.5 million and $74.8 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $720.4 million.
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
▪our ability to obtain coverage and adequate reimbursement from third parties, including government payors; and
▪our ability to successfully complete development activities, including the necessary clinical trials, with respect to any of our future product candidates.
XHANCE, as well as any of our future product candidates if approved for commercial sale, may not gain market acceptance or achieve commercial success. Even if we obtain regulatory approval to market XHANCE for the treatment of chronic sinusitis, our future revenues will depend upon our ability to achieve sufficient market acceptance and reimbursement from third-party payors. If our addressable market is not as significant as we estimate or the treatment population is narrowed by competition, physician choice, clinical practice guidelines or utilization management criteria imposed by payors, we may not generate significant revenue from sales of XHANCE. In addition, we would anticipate incurring significant costs associated with commercializing any approved product. We may not achieve profitability. If we are unable to generate enough product revenues to cover our operating expenses and service our debt, we will not become profitable and may be unable to continue operations without continued funding.
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
Our operations have consumed substantial amounts of cash. To date, we have financed our operations primarily through the sale and issuance of common and preferred stock, debt, licensing revenues, XHANCE revenue and research grants. We expect to continue to spend substantial amounts to commercialize XHANCE and pursue FDA- approval of XHANCE for the treatment of chronic sinusitis. As of December 31, 2023, we had cash and cash equivalents of $73.7 million. We will likely require additional capital in the future secured through equity or debt financings, partnerships, collaborations, or other sources in order to meet our debt service obligations under our debt, and to carry out our planned development and commercial activities.
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
Additionally, the Note Purchase Agreement contains various covenants that limit our ability to obtain additional capital through the sale, transfer, lease or disposition of our assets, merger, consolidation, the incurrence of additional debt and the granting of certain license rights related to our products, technology and other intellectual property rights. Furthermore, the warrants to purchase shares of our common stock issued in our November 2022 public offering (2022 Warrants) contain anti-dilution provisions which may adversely impact investor interest and participation in future equity financings or make such future equity financings more dilutive as a result of triggering the anti-dilution provisions of the 2022 Warrants or otherwise.
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
•    our breach of the financial covenants, affirmative covenants, restrictive covenants or other terms of the A&R Note Purchase Agreement, including (i) the trailing twelve-month minimum consolidated XHANCE net sales and royalties covenant, (ii) the requirement to maintain at least $30.0 million of cash and cash equivalents and (iii) the requirement to deliver quarterly and annual financial statements that, commencing with the fiscal period ending June 30, 2024, are not subject to a "going concern" statement or qualification;
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
Subject to any applicable cure period set forth in the Pharmakon Senior Secured Notes, all amounts outstanding with respect to the Pharmakon Senior Secured Notes (principal and accrued interest), as well as any applicable interest “make-whole” payments, would become due and payable immediately upon an event of default and shall be subject to a default interest rate of an additional 3%. Our assets or cash flow may not be sufficient to fully repay our obligations under the Pharmakon Senior Secured Notes if the obligations thereunder are accelerated upon any events of default. Further, if we are unable to repay, refinance or restructure our obligations under the Pharmakon Senior Secured Notes, or obtain a waiver or modification to the financial covenants or any other terms under the A&R Note Purchase Agreement as may be required in the future, the holders of such Pharmakon Senior Secured Notes could proceed to protect and enforce their rights under the Pharmakon Senior Secured Notes by exercising such remedies (including foreclosure on the assets securing our obligations under the Pharmakon Senior Secured Notes and the A&R Note Purchase Agreement) as are available to the holders thereunder and in respect thereof under applicable law, either by suit in equity or by action at law, or both, whether for specific performance of any covenant or other agreement contained in the Pharmakon Senior Secured Notes or in aid of the exercise of any power granted in the Pharmakon Senior Secured Notes. Any such action would materially and adversely affect the ongoing viability of our business.
In the event that we maintain compliance with the trailing twelve-month minimum consolidated XHANCE net sales and royalties that we are required to meet each quarter, maintain at least $30.0 million of cash and cash equivalents and deliver quarterly and annual financial statements that, commencing with the fiscal period ending June 30, 2024, are not subject to a "going concern" statement or qualification, and maintain compliance with all other terms of the A&R Note Purchase Agreement, in each case, to avoid an acceleration of payments due under the Pharmakon Senior Secured Notes, then we will be required to repay the notes in eight equal quarterly payments of $16.25 million starting on September 30, 2025. The Pharmakon Senior Secured Notes are guaranteed by us and certain of our subsidiaries and are secured by a pledge of substantially all of our and their assets.
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
Subject to certain exceptions, we are required to make mandatory prepayments of the Pharmakon Senior Secured Notes, with the proceeds of asset sales, extraordinary receipts and prohibited debt issuances, and upon the occurrence of a change of control (as defined in the A&R Note Purchase Agreement). In addition, we may make voluntary prepayments of the Pharmakon Senior Secured Notes, in whole or in part. We will be required to pay an interest “make-whole” premium in respect of any principal prepayments (whether mandatory or voluntary) made prior to the 36-month anniversary of the effective date of the A&R Note Purchase Agreement, as follows: (i) for any prepayment date occurring up until and including the 18-month anniversary of the date of the A&R Note Purchase Agreement, the foregone interest from such prepayment date through the 18-month anniversary of such prepayment date; and (ii) for any prepayment after the 18-month anniversary of the date of the A&R Note Purchase Agreement, the foregone interest from such prepayment date through the 3-year anniversary of the date of the A&R Note Purchase Agreement; provided, however, that in no event shall the amount of all make-whole premium payments exceed $24.0 million in the aggregate.

In addition, in the event of a fundamental transaction, as defined in the 2022 Warrants, in certain circumstances each holder of a 2022 Warrant will have the right to require us to repurchase its 2022 Warrant for cash at the Black Scholes Value (as defined in the 2022 Warrants).

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
We do not have any committed external source of funds. Until such a time, if ever, that we can generate substantial revenue and maintain profitability, we may seek to raise additional capital through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of stockholders. Debt financings may be coupled with an equity component, such as warrants to purchase shares, which could also result in dilution of our existing stockholders' ownership. The incurrence of additional indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business and may result in liens being placed on our assets and intellectual property. If we were to default on such indebtedness, we could lose such assets and intellectual property.
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
As of December 31, 2023, we had U.S. federal net operating loss (NOL) carry forwards of approximately $360.5 million available to offset future U.S. taxable income and U.S. federal research and development (R&D) tax credits of $2.4 million. While some of our federal NOL carry forwards will carry forward indefinitely, some of our U.S. NOL and credit carry forwards will expire if not utilized with the first expiration occurring in 2030. We also had state NOL carry forwards of $265.3 million as of December 31, 2023. These state NOL carry forwards can only offset income in the same state in which they were generated and thus there is a possibility that they may not be utilized. The carry forward period varies among the states, with the first expiration in 2028. In addition, our UK subsidiary, had total foreign NOL carry forwards of $3.6 million as of December 31, 2023. These foreign NOL carry forwards do not expire but can only be used to offset profits generated in the United Kingdom. These net operating losses may be limited in use based on the laws in the United Kingdom. In order to simplify the corporate structure, our board of directors approved the liquidation of our Norwegian subsidiary in 2023 and our UK subsidiary, which is expected to be completed in 2024.
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

▪our ability to obtain and maintain contracts with wholesalers, distributors, PPN partners or HUB partner on acceptable terms;
▪the effectiveness of our marketing campaigns;
▪our ability to attract and retain qualified pharmaceutical industry personnel;
▪a continued acceptable safety profile for XHANCE;
▪our ability to obtain and maintain required state licenses to sell XHANCE; and
▪our ability to successfully defend any challenges to our intellectual property relating to XHANCE.
It is difficult for us to predict future performance. As we gain additional commercial experience, a number of factors over which we have limited control may contribute to fluctuations in our financial results. We expect that first quarter prescription demand and average net revenue per prescription for XHANCE will be adversely impacted by the annual resetting of patient healthcare insurance plan deductibles and changes in individual patients' healthcare insurance coverage, both of which often occur in January. Additionally, demand has historically been, and we expect will continue to be, impacted by the seasonal variation in patient visits with their doctor and market seasonality resulting in reduced XHANCE prescription demand in the third quarter.
Many of these matters are beyond our control and are subject to other risks described elsewhere in this "Risk Factors" section. Accordingly, we cannot assure you that we will be able to successfully commercialize or generate enough revenue from XHANCE to achieve profitability or maintain compliance with minimum trailing twelve-month XHANCE net sales and royalties thresholds and other covenants under the A&R Note Purchase Agreement. If we cannot do so, or are significantly delayed in doing so, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.
The commercial success of XHANCE depends upon its acceptance by multiple stakeholders, including physicians, patients and third-party payors.
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
If XHANCE does not achieve an adequate level of acceptance by physicians, patients and third-party payors, we may not generate sufficient revenue in order to become or remain profitable.

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
Third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for medical products and services. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Levels of reimbursement may also decrease in the future, and future legislation, regulation or reimbursement policies of third-party payors may adversely affect the demand for and reimbursement available for XHANCE, which in turn, could negatively impact pricing. Further, payors, including healthcare insurers, pharmacy benefit managers and group purchasing organizations, increasingly seek ways to reduce their costs. Many payors continue to adopt benefit plan changes that shift a greater portion of prescription costs to patients. Such measures include more limited benefit plan designs, higher patient co-pay or co-insurance obligations and limitations on patients’ use of commercial manufacturer co-pay assistance programs (including through co-pay accumulator adjustment or maximization programs). Payors also increasingly seek price discounts or rebates in connection with the placement of our products on their formularies or those they manage. Payors may also control costs by imposing restrictions on access to or usage of our products, such as by requiring prior authorizations or "step-edits," and may choose to exclude certain indications for which our products are approved or even choose to exclude coverage entirely. For example, some insurers have established a step-edit system that requires a patient to first use a lower price generic or other alternative product prior to becoming eligible for reimbursement for XHANCE and some insurers also require that a physician attest that XHANCE is being used to treat a patient for an indication for which XHANCE is approved. We estimate that approximately half of the covered lives as of December 31, 2023 are in a plan that requires a prior authorization and most of those prior authorizations request information regarding patient diagnosis and prior use of INS. In some cases, patients do not meet the payors' utilization management criteria, and in other cases, healthcare providers may not complete the burdensome administrative process required to demonstrate or document that the patients for whom XHANCE has been prescribed meet the payors’ utilization management criteria (i.e., prior authorizations or step-edits) and, as a result, patients may not gain access to XHANCE treatment. These requirements include physician attestation to a diagnosis for an FDA-approved indication (which currently is only nasal polyps) which can be a hurdle for some physicians in our target audience because it is not a diagnosis they make commonly. Further, other patients may obtain coverage for XHANCE but abandon their prescriptions rather than pay their co-pay payment which could result in a meaningful shortfall in achieving our revenue expectations and negatively impact our business, prospects, results of operations and financial condition.

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
We are currently commercializing XHANCE for the treatment of chronic rhinosinusitis with nasal polyps and are seeking FDA approval for a follow-on indication of XHANCE for the treatment of chronic rhinosinusitis without nasal polyps. Nasonex™ is the only other branded drug therapy approved by the FDA for the treatment of nasal polyps. Nasonex was marketed by Merck until it removal from the prescription market, but remains available over-the-counter without a prescription for other indications. Generic versions of Nasonex™, mometasone furoate monohydrate, continue to be available by prescription. In addition, Beconase AQ™, which is an INS marketed by GlaxoSmithKline, is indicated for the prophylaxis of nasal polyps after surgical resection, while SINUVA™ is a commercially available corticosteroid-eluting implant indicated for the treatment of nasal polyps in adult patients who have had ethmoid sinus surgery that can be placed in the ethmoid sinus under endoscopic visualization for up to 90 days. We are not aware of any drug product approved for the treatment of chronic rhinosinusitis without nasal polyps (or chronic sinusitis). In addition to competition from Nasonex™ and Beconase AQ™, we also need to differentiate XHANCE from other products and treatments identified in current clinical practice guidelines for the treatment of chronic rhinosinusitis with and without nasal polyps. Such products and treatments include the use of nasal rinses, decongestants, over-the-counter and prescription INS products, oral steroids, antibiotics, and sinus surgery and other procedures, including functional endoscopic sinus surgery, balloon sinus dilation and steroid-releasing sinus implants. In addition, several monoclonal antibodies have been approved for the treatment of nasal polyps and are in clinical development for the treatment of chronic rhinosinusitis without nasal polyps. In June 2019, the FDA approved DUPIXENT™ (dupilumab) as an add-on maintenance treatment (to an intranasal steroid) in adult patients with inadequately controlled chronic rhinosinusitis with nasal polyposis. In November 2020, the FDA approved XOLAIR™ add-on maintenance treatment of nasal polyps in adult patients with inadequate response to nasal corticosteroids. In July 2021, the FDA approved NUCALA™ add-on maintenance treatment of chronic rhinosinusitis with nasal polyps in adult patients with inadequate response to nasal corticosteroids. In addition these monoclonal antibodies or others may be studied as potential treatments for patients with chronic rhinosinusitis without nasal polyps. Lyra Therapeutics is developing corticosteroid-eluting implants as potential treatment for patients with chronic rhinosinusitis. In addition, Insmed is studying brensocatib as a potential treatment for chronic rhinosinusitis without nasal polyps by targeting inhibition of Dipeptidyl peptidase-1 (DPP1). If we are unable to achieve significant differentiation for XHANCE against these other products and treatments, including on the basis of efficacy, safety and tolerability profile, reliability, convenience of administration, price and reimbursement, the opportunity for XHANCE to be commercialized successfully would be adversely affected.

If the market opportunities for XHANCE are smaller than we believe, our revenue potential may be adversely affected, and our business may suffer.
We believe there is a market opportunity for XHANCE consisting of ENT physicians, allergists and high-decile INS-prescribing primary care physicians that we believe treat an estimated 3.5 million U.S. patients with chronic rhinosinusitis, an estimated 1.2 million of whom have chronic rhinosinusitis with nasal polyps. If we are able to obtain a follow-on indication of XHANCE for the treatment of chronic rhinosinusitis without nasal polyps, we intend to broaden, through potential collaborations, our reach and target primary care physicians that we believe treat an additional estimated 6.25 million patients with chronic rhinosinusitis, an estimated one-third of whom have chronic rhinosinusitis with nasal polyps.
Our projections of both the number of people who suffer from chronic rhinosinusitis with and without nasal polyps, as well as the subset of people with these diseases who have the potential to benefit from the use of XHANCE, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys we commissioned, prescription data or other market research and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of chronic rhinosinusitis with nasal polyps and chronic rhinosinusitis without nasal polyps. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for XHANCE may be limited or may not be amenable to treatment with XHANCE, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our revenue potential and our business.

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

Approximately 77% of our XHANCE net revenues during the fiscal year ended December 31, 2023 were to PPN partners. The three leading PPNs accounted for approximately 25% of our XHANCE net revenues. The largest PPN was Professional Arts Pharmacy which accounted for approximately 15% of our XHANCE revenue. Additionally, approximately 23% of our XHANCE net revenues during the fiscal year ended December 31, 2023 were to the three largest wholesale pharmaceutical distributors, Cardinal Health, McKesson Corporation and AmerisourceBergen Drug Corporation. If any of these PPN partners or wholesalers ceases to purchase our product for any reason, then unless and until the remaining PPN partners or wholesalers increase their purchases of XHANCE or alternative distribution channels are established:
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
We rely on HUB and PPN partners for distribution of XHANCE in the U.S., and the failure of those HUB and PPN partners to distribute XHANCE effectively would adversely affect sales of XHANCE.
Our reliance on HUB and PPN partners for the distribution of XHANCE in the U.S. involves certain risks, including, but not limited to, risks that these HUB and PPN partners will:
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
In the event that any of the HUB and PPN partners with whom we work do not fulfill their contractual obligations to us or refuse to or fail to adequately serve patients, or the agreements are terminated without adequate notice, shipments of XHANCE, and associated revenues, would be adversely affected.
If we cannot implement and maintain effective patient affordability programs or improve formulary access for XHANCE in the face of increasing pressure to reduce the price of medications, the adoption of XHANCE by physicians and patients may decline.
We offer patient affordability programs through traditional retail pharmacies and our HUB and PPN partners to help reduce eligible patients’ out-of-pocket costs for XHANCE prescriptions. The utilization of our patient affordability programs will depend on physician and patient awareness and acceptance of the programs. Additionally, certain co-pay assistance benefits are only available through our HUB and PPN partners. As a result, eligible patients’ out-of-pocket cost for XHANCE, when dispensed through our HUB and PPN partners, may be lower than such costs when XHANCE is dispensed from traditional retail pharmacies. However, to the extent physicians are not willing to prescribe through our HUB and PPN partners or patients are not willing to receive XHANCE through our HUB and PPN partners, access to and utilization of XHANCE may decline. In addition, our patient affordability programs are not available to federal health care program (such as Medicare and Medicaid) beneficiaries.
We have also contracted with certain PBMs and other payors to secure formulary status and reimbursement for XHANCE, which generally require us to pay administrative fees and rebates to the PBMs and other payors for qualifying prescriptions. While we have agreements with three of the largest PBMs, as well as other PBMs and payors, in order to facilitate formulary status for XHANCE, we cannot guarantee that we will be able to agree to terms with other PBMs and payors, or that such terms will be commercially reasonable to us. Additionally, our contracts with PBMs and payors are of limited duration and PBMs and payors with whom we contract may seek to renegotiate more favorable terms prior to the expiration of such contracts or in connection with renewals. Despite our agreements with PBMs, the extent of formulary status and reimbursement will ultimately depend to a large extent upon individual healthcare plan formulary decisions. If healthcare plans that contract with PBMs with which we have agreements do not adopt formulary changes recommended by the PBMs with respect to XHANCE, we may not realize the expected access and reimbursement benefits from these agreements. Consequently, the success of our PBM contracting strategy will depend not only on our ability to expand formulary adoption among healthcare plans, but also upon the relative mix of healthcare plans that have PBM-chosen formularies versus custom formularies. If we are unable to realize the expected benefits of our contractual arrangements with the PBMs the adoption of XHANCE by physicians and patients may decline. If we are unable to increase adoption of our HUB and PPN partners for filling prescriptions of XHANCE by physicians or to secure formulary status and reimbursement through arrangements with PBMs and other payors, particularly with healthcare plans that use custom formularies, our ability to achieve net sales growth for XHANCE would be impaired.
The negative publicity regarding specialty pharmacies, HUB and other patient support service providers may result in physicians being less willing to send prescriptions to our HUB or PPN partners or participate in our patient affordability programs, which would limit patient access and utilization of XHANCE.
There has been negative publicity and inquiries from Congress and enforcement authorities regarding the use of specialty pharmacies, HUB and other patient support services providers and drug pricing. We contract with HUB and PPN partners (who may be considered specialty pharmacies) and other patient support services providers that provide certain services in connection with our patient affordability programs. These programs are in place to assist in ensuring that when a physician determines XHANCE offers a potential clinical benefit to their patients and they prescribe it for an eligible patient, financial assistance may be available to reduce the patient’s out-of-pocket costs. We do not own or possess any option to purchase an ownership stake in any pharmacy that distributes XHANCE or in our HUB partner or any other patient support services provider, and our relationship with each pharmacy, our HUB partner and other patient support services providers is non-exclusive and arm’s length. All of our sales are processed through pharmacies independent of us. Despite this, the negative publicity and interest from Congress and enforcement authorities regarding specialty pharmacies, HUBs or other patient support services providers may result in physicians being less willing to send prescriptions to our HUB and PPN partners or participate in our patient affordability programs and thereby limit patient access and utilization of XHANCE.
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
If the cost of maintaining our patient affordability programs increases relative to our sales revenues, we could be forced to reduce the amount of co-pay support and other patient financial assistance that we offer or otherwise scale back or eliminate such programs, which could in turn have a negative impact on physicians’ willingness to prescribe and patients’ willingness to fill prescriptions of XHANCE. While we believe that our arrangements with PBMs and other payors will result in broader inclusion of XHANCE on healthcare plan formularies, and lower our cost of providing patient affordability programs, these arrangements generally require us to pay administrative and rebate payments to the PBMs and/or other payors and their effectiveness will ultimately depend to a large extent upon individual healthcare plan formulary decisions that are beyond the control of the PBMs. If our arrangements with PBMs and other payors do not result in increased prescriptions and reductions in our costs to provide our patient affordability programs that are sufficient to offset the administrative fees and rebate payments to the PBMs and/or other payors, our financial results may continue to be harmed.
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
Once an NDA, including a Section 505(b)(2) application, is approved, the product covered thereby becomes a "listed drug" which can, in turn, be cited by potential competitors in support of approval of an ANDA or 505(b)(2) NDA. The FD&C Act, FDA regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA for generic substitutes. Manufacturers may be able to bring a generic product to market in a much more cost-efficient pathway than we currently anticipate. If the costs involved in bringing such a product to market are significantly less than our costs with respect to the development of XHANCE, companies that produce generic equivalents to XHANCE may be able to offer their products at lower prices. Further, if the timeline for bringing such a product to market is expedited, companies that produce generic equivalents to XHANCE may compete with XHANCE faster than we currently anticipate. For example, the FDA has communicated a priority to build on initiatives to accelerate generic entry of complex generics, which include locally acting nasal drug products and the FDA has included XHANCE on the updated list of product specific guidances for complex generic drug products that the FDA plans to issue, which may provide clarity for competitors to develop generic products that compete with XHANCE. If the FDA accepts alternatives to comparative clinical endpoint bioequivalence studies for generic versions of XHANCE like it has adopted for certain conventional INS, we may face generic competition faster than we currently anticipate and a significant percentage of any future sales of XHANCE could be lost to such generic products. For example, the FDA has published a draft product-specific guidance for 0.05mg/spray fluticasone propionate nasal spray that states that a comparative clinical endpoint bioequivalence study is recommended for a fluticasone propionate nasal spray product because of an inability to adequately characterize drug particle size distribution (PSD) in aerosols and sprays using commonly used analytical methods. However, the draft guidance also provides that if a product's PSD can be accurately measured using a validated analytical method such as morphology-directed Raman spectroscopy or any other advanced methodology, the product's sponsor could submit comparative PSD data as part of their drug characterization within their ANDA application as a potential alternative to a bioequivalence study. Moreover, in addition to generic competition, we could face competition from other companies seeking approval of products that are similar to ours using the Section 505(b)(2) pathway. Such applicants may be able to rely on XHANCE or other approved drug products or published literature to develop drug products that are similar to ours. Furthermore, in 2021 and 2022 we provided units of XHANCE to a generic manufacturer in compliance with the CREATES Act. The introduction of a drug product similar to our products or product candidates could expose us to increased competition, leading to a decrease in sales of XHANCE. Competition that we may face from generic or similar versions of XHANCE could materially and adversely impact our future revenue, profitability, and cash flows.
Even though we have obtained regulatory approval for XHANCE, we still face extensive FDA regulatory requirements and may face future regulatory difficulties.
Even though we have obtained regulatory approval in the U.S. for XHANCE for the treatment of chronic rhinosinusitis with nasal polyps in adults, the FDA and state regulatory authorities may still impose significant restrictions on the indicated uses or marketing of XHANCE, or impose ongoing requirements for potentially costly post-approval studies or post-marketing surveillance. For example, as part of its approval of XHANCE for the treatment of nasal polyps in adults, the FDA is requiring that we conduct a randomized, double-blind, placebo controlled clinical trial in adolescents 12 to 17 years of age with nasal polyps to assess the safety, efficacy, and pharmacokinetics of XHANCE in this population. We have contracted with various clinical trial sites and continue patient enrollment in this trial. The post-marketing requirement at XHANCE approval was to complete the trial by January 2022 and to submit a final report with respect to the trial by July 2022, however, due to enrollment rates, we have submitted a request to the FDA to extend these deadlines. FDA granted an extension of these milestone dates, and acknowledged revised milestone dates for study completion by October 2022 and final report submission by April 2023. Subsequent to further discussion with FDA on the extrapolation of adult data using a Bayesian borrowing approach to evaluate efficacy in the adolescent population, FDA reissued the post-marketing requirement with revised milestones for the study completion by March 2026 and final report submission by September 2026.
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

Civil monetary penalties can also be applied if we are found to have knowingly and intentionally charged 340B covered entities more than the statutorily mandated ceiling price. A covered entity or association representing covered entities can also bring claims against us through HRSA’s 340B ADR process. HRSA could terminate our 340B program Pharmaceutical Pricing Agreement for good cause, which could cause our Medicaid National Drug Rebate Agreement to be terminated, rendering federal funds for our covered outpatient drugs unavailable under Medicaid and Medicare Part B. Finally, we note again that civil monetary penalties could apply if a manufacturer fails to provide discounts under the Medicare Part D coverage gap discount program in the amount of 125% of the discount that was due. Failure to timely pay a Part D inflation rebate is subject to a civil monetary penalty.

Federal law requires that a company must participate in the U.S. Department of Veterans Affairs (VA) Federal Supply Schedule (FSS) pricing program to be eligible to have its products paid for with federal funds. As part of this program, we are obligated to make XHANCE available for procurement on an FSS contract under which we must comply with standard government terms and conditions and charge a price that is no higher than the statutory Federal Ceiling Price (FCP) to four federal agencies (VA, U.S. Department of Defense (DOD) Public Health Service,

and U.S. Coast Guard). The FCP is based on the Non-Federal Average Manufacturer Price (Non-FAMP), which we calculate and report to the VA on a quarterly and annual basis. If we overcharge the government in connection with our FSS contract or Tricare Retail Pharmacy Agreement, we are required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the U.S. civil False Claims Act and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Regulatory approval for any approved product is limited by the FDA to those specific indications and conditions for which clinical safety and efficacy have been demonstrated.
Our promotional materials, statements and training methods must comply with applicable laws and regulations, including FDA's prohibition of the promotion of unapproved, or off-label, use. Physicians may use our products off-label, as the FDA does not restrict or regulate a physician's independent choice of treatment within the practice of medicine. As healthcare professionals frequently prescribe corticosteroids for the treatment of chronic nasal inflammatory diseases, such as chronic rhinosinusitis, doctors often prescribe XHANCE for the treatment of chronic rhinosinusitis and other chronic nasal inflammatory diseases, even though the FDA has granted approval of XHANCE only for the treatment of chronic rhinosinusitis with nasal polyps and we promote the use of XHANCE only for the treatment of chronic rhinosinusitis with nasal polyps. If the FDA determines that our promotional materials, statements or activities constitute promotion of an off-label use, we could be required to modify our promotional materials, statements or training methods or subject us to regulatory or enforcement actions, such as the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine, disgorgement of money, operating restrictions or criminal penalties. We may also be subject to actions by other governmental entities or private parties, such as the U.S. civil False Claims Act, civil whistleblower or "qui tam" actions. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional materials or activities to constitute promotion of an off-label use, which could result in significant fines or penalties under other statutory authorities. In that event, our reputation could be damaged and market adoption of XHANCE could be impaired.
Even though we have obtained FDA approval for XHANCE for the treatment of chronic rhinosinusitis with nasal polyps in the U.S., we may never obtain approval for or successfully commercialize XHANCE outside of the U.S., which would limit our ability to realize its full market potential.
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
▪a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (as of January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer's outpatient drugs to be covered under Medicare Part D (the IRA sunsets the existing coverage gap program and replaces it with a new manufacturer discount program beginning in 2025);
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
Further, the Bipartisan Budget Act of 2018, among other things, amended the Medicare statute to reduce the coverage gap in most Medicare drugs plans, commonly known as the “donut hole,” by raising the required manufacturer point-of-sale discount from 50% to 70% off the negotiated price effective as of January 1, 2019. The coverage gap program will be sunset and replaced by a new manufacturer discount beginning in 2025. Additional legislative changes, regulatory changes, and judicial challenges related to the Affordable Care Act remain possible. We expect that the Affordable Care Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of XHANCE or to successfully commercialize it.
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

If we or a partner were to seek regulatory approval to commercialize XHANCE in Europe, we would have to comply with a regulatory framework that is expected to change. In April 2023, the European Commission published a proposal to reform the current pharmaceutical framework, intending, among other things, to reduce regulatory data exclusivity allowing earlier generic competition. The legislative process for this reform is expected to take several years. It is currently uncertain if the proposal will be adopted in its current form and it is uncertain if and when the revised legislation would enter into force.
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
The key competitive factors that we expect to impact the commercial success of XHANCE and any other product candidates we may develop are likely to be their efficacy, safety and tolerability profile, reliability, convenience of administration, price and reimbursement. Nasonex™ (mometasone furoate monohydrate) is the only other branded INS drug therapy approved by the FDA for the treatment of nasal polyps. Nasonex was marketed by Merck before being removed from the prescription market, but is available over-the-counter without a prescription for other indications. Generic versions of Nasonex™, mometasone furoate monohydrate, remain available as prescription drugs. In addition, Beconase AQ™, which is an INS marketed by GlaxoSmithKline, is indicated for the prophylaxis of nasal polyps after surgical resection, SINUVA™ is a commercially available corticosteroid-eluting implant indicated for the treatment of nasal polyps in adult patients who have had ethmoid sinus surgery that can be placed in the ethmoid sinus under endoscopic visualization for up to 90 days. To date, four monoclonal antibodies have been studied in nasal polyps: omalizumab, benralizumab, mepolizumab and dupilumab. DUPIXENT™ (dupilumab), which is a monoclonal antibody marketed by Sanofi and Regeneron, was approved by the FDA in 2019 as an add-on maintenance treatment (to an intranasal steroid) in adult patients with inadequately controlled chronic rhinosinusitis with nasal polyposis; XOLAIR™ (omalizumab), which is a monoclonal antibody marketed by Genentech USA, Inc. and Novartis Pharmaceuticals Corporation, was approved by the FDA in 2020 as an add-on maintenance treatment of nasal polyps in adult patients with inadequate response to nasal corticosteroids; and NUCALA™ (mepolizumab), which is a monoclonal antibody marketed by GlaxoSmithKline, was approved by the FDA in 2021 as an add-on maintenance treatment of chronic rhinosinusitis with nasal polyps in adult patients with inadequate response to nasal corticosteroids. Although we are not aware of any drug therapy approved by the FDA or foreign regulatory agencies for the treatment of chronic rhinosinusitis (or chronic sinusitis) without nasal polyps, the above referenced monoclonal antibodies or others may be studied as potential treatments for patients with chronic rhinosinusitis without nasal polyps. In addition, Lyra Therapeutics is developing corticosteroid-eluting implants as potential treatment for patients with chronic rhinosinusitis. In addition, Insmed is studying brensocatib as a potential treatment for chronic rhinosinusitis without nasal polyps by targeting inhibition of Dipeptidyl peptidase-1 (DPP1).
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
We have conducted a clinical program to support a follow-on indication of XHANCE for the treatment of chronic sinusitis. Although the term chronic rhinosinusitis is often used in medical literature and medical practice, the FDA did not historically recognize chronic rhinosinusitis as an indication for drug development purposes. Instead, the FDA recognized "chronic sinusitis" and "nasal polyps" as indications for drug development purposes rather than the terminology "chronic rhinosinusitis with or without nasal polyps." The FDA has approved drug products for the treatment of chronic rhinosinusitis with nasal polyps and issued a guidance document in November 2021 for clinical trial programs for nasal polyps in which it supports use of the terminology "chronic rhinosinusitis with nasal polyps" instead of "nasal polyps" and "chronic rhinosinusitis without nasal polyps" instead of "chronic sinusitis". In addition, in January 2023, at the request of the FDA, the indication statement for XHANCE was changed from "the treatment of nasal polyps" to "the treatment of chronic rhinosinusitis with nasal polyps" to conform to the FDA's current labeling terminology and not as a result of additional clinical data.
In February 2023, we submitted a prior approval efficacy supplement under our currently approved 505(b)(2) NDA for a follow-on indication for XHANCE for the treatment of chronic rhinosinusitis. However, as a result of the FDA's evolving view on terminology for nasal polyps, the additional indication we are seeking under the sNDA may, if approved, use the language "treatment of chronic sinusitis," the "treatment of chronic rhinosinusitis" or the "treatment of chronic rhinosinusitis without nasal polyps" or other similar terminology. It is our belief that these variations in terminology are synonymous from a promotional perspective. Furthermore, because there is no FDA-approved product for the treatment of chronic rhinosinusitis (or chronic sinusitis), we believe there is substantial risk and uncertainty in planning and conducting adequate clinical trials to meet FDA requirements to support approval for this indication.

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

If the FDA does not find the results of the ReOpen studies to be adequate to sufficiently demonstrate safety and efficacy of XHANCE for the treatment of chronic rhinosinusitis, we may not be successful in obtaining FDA approval for the follow-on indication without having to conduct additional trials. If we do not obtain a follow-on indication for the treatment of chronic rhinosinusitis, our promotion of XHANCE will be limited to chronic rhinosinusitis with nasal polyps, which would limit our potential sales of XHANCE, in which case our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to maintain compliance with the financial and liquidity covenants of the A&R Note Purchase Agreement or continue as a going concern.
The clinical and regulatory approval processes of the FDA are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business may be substantially harmed.
The time required to obtain approval by the FDA is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the FDA. For example, the FDA initially set a PDUFA goal date of December 16, 2023 for our sNDA for XHANCE for the treatment of chronic rhinosinusitis. However, in December 2023, the FDA notified us that it required additional time to complete its review, and that the PDUFA goal date would be extended to March 16, 2024. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate's clinical development.

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
▪inability to obtain additional capital necessary to initiate or continue a clinical trial;
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
If third-party manufacturers, wholesalers, distributors, HUB and PPN partners fail to devote sufficient time and resources to XHANCE or their performance is substandard, our product supply may be negatively impacted.
Our reliance on a limited number of manufacturers, wholesalers, distributors, HUB and PPN partners exposes us to the following risks, any of which could limit commercial supply of our products, result in higher costs, or result in a loss of potential product revenues:
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
▪our wholesalers, distributors, HUB and PPN partners could become unable to sell, deliver, or provide patient support services for XHANCE for regulatory, compliance and other reasons;
▪our CMOs, wholesalers, distributors and PPN partners could default on their agreements with us to meet our requirements for commercial supply and distribution of XHANCE;
▪our CMOs, wholesalers, distributors, HUB and PPN partners may not perform as agreed or may not remain in business for the time required to successfully produce, store, sell and distribute our products and we may incur additional cost; and
▪if our CMOs, wholesalers, distributors, HUB and PPN partners were to terminate our arrangements or fail to meet their contractual obligations, we may be forced to delay or cease sales and ongoing development of XHANCE, or find alternatives that may be more expensive than originally anticipated.

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
We historically operated portions of our business through our foreign subsidiaries, including through our Norwegian subsidiary, OptiNose AS, which, until 2022, owned a substantial portion of our intellectual property and conducted certain development activities. We also operated a United Kingdom subsidiary, OptiNose UK Ltd. Optinose AS was dissolved in October 2023. We are in the process of dissolving OptiNose UK, Ltd. The operations we conduct in other countries, including clinical trials, and the operations conducted by third party suppliers and vendors with whom we do business, are subject to foreign laws. We are subject to a number of risks associated with our international business operations and activities that may increase liability, costs, and require significant management attention. These risks include:
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
Our commercial success will depend in large part on our ability to obtain and maintain patent and other intellectual property protection in the U.S. and other countries with respect to our proprietary technology and products. We rely on trade secret, patent, copyright and trademark laws, and confidentiality and other agreements with employees and third parties, all of which offer only limited protection. Our strategy is to seek patent protection for XHANCE, our other product candidates and, where applicable, their compositions, their methods of use and processes for their manufacture, and any other aspects of inventions that are commercially important to the development of our business.

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
As of March 1, 2024, we owned over 60 U.S. issued patents and pending U.S. patent applications. Our issued U.S. patents expire between 2024 and 2036. We do not know whether any of our patent applications will result in issued patents or, if any of our patent applications do issue, whether such patents will protect our technology and drugs, in whole or in part, or whether such patents will effectively prevent others from commercializing competitive technologies and products. There is no guarantee that any of our issued or granted patents will not later be found invalid or unenforceable.
Our XHANCE U.S. patent portfolio consists of 14 issued device and method of use patents expiring on various dates from 2024 through 2036, three issued design patents expiring between 2029 and 2030 and pending patent applications. The 14 device and method of use patents are published in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated NDA (ANDA), or a 505(b)(2) NDA. If any of these potential generic competitors claim that their product will not infringe XHANCE's listed patents, or that such patents are invalid, then they must send notice to us once the ANDA or 505(b)(2) NDA has been accepted for filing by the FDA. We may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification, which would automatically prevent the FDA from approving the ANDA or 505(b)(2) NDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the ANDA or 505(b)(2) NDA applicant. In September 2023, the Federal Trade Commission (FTC) issued a policy statement articulating its view that certain "improper" patent listings by pharmaceutical manufacturers in the FDA's Orange Book represent a potential unfair trade practice and indicated that industry should be prepared for potential enforcement actions based on its analysis. The FTC followed that action in November 2023 by initiating an FDA administrative process with respect to over 100 patent listings that it contends are "improper" with a focus on certain patents covering drug-device combination products. It remains to be seen whether the FTC, the FDA, other governmental agencies, pharmaceutical manufacturers, or other stakeholders continue to prioritize the policy of "improper" patent listings. Accordingly, there could be future changes or clarifications to federal laws, regulations or guidelines related to Hatch-Waxman requirements or procedures that could have a material adverse impact on pharmaceutical manufacturers and in particular the listablilty of certain patents covering drug-device combination products like XHANCE.

Furthermore, as our issued patents expire, the risk that competitors may be able to circumvent our remaining patents by developing similar or alternate technologies or products in a non-infringing manner is increased. Five device and method of use patents previously listed in the FDA's Orange Book for XHANCE have expired. These patents covered certain aspects of our exhalation deliver system technology utilized by XHANCE.
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
Our commercial success depends upon our ability to develop, manufacture, market and sell XHANCE and our other product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. While our product candidates are in preclinical studies and clinical trials, we believe that the use of our product candidates in these preclinical studies and clinical trials falls within the scope of the exemptions provided by 35 U.S.C. Section 271(e) in the U.S., which exempts from patent infringement liability activities reasonably related to the development and submission of information to the FDA. As XHANCE and Onzetra Xsail are commercialized, the possibility of a patent infringement claim against us increases. If we use the Section 505(b)(2) regulatory pathway for any of our product candidates it will require us to provide a Paragraph IV certification to the NDA and patent holders of the RLD pursuant to the Hatch-Waxman Act if the RLD is covered by Orange Book-listed patents. If the NDA or patent holder files a patent infringement lawsuit against us within 45 days of its receipt of notice of our certification, the FDA is prevented from approving our Section 505(b)(2) NDA until the earliest of 30 months, expiration of the patents, settlement of the lawsuit or a court decision in the infringement case that is favorable to us. In connection with our submission of the sNDA for a follow-on indication for XHANCE for chronic rhinosinusitis in February 2023, we provided Paragraph IV certifications to the FDA and notice of such certifications to the NDA and patent holders for the two Orange Book-listed patents for Flovent HFA (one of the RLDs for XHANCE's original NDA). To our knowledge, these NDA and patent holders did not file a patent infringement action against us within the applicable time period under the Hatch-Waxman Act or otherwise. Accordingly, we may invest significant time and expense in the development of our product candidates only to be subject to significant delay and expensive and time-consuming patent litigation before our product candidates may be commercialized. There can be no assurance that our product candidates do not infringe other parties' patents or other proprietary rights and competitors or other parties may assert that we infringe their proprietary rights in any event.
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
Our competitors may seek to market generic versions of XHANCE or any other product for which we obtain approval by submitting ANDAs to the FDA or new products that use our approved products as the RLD, in each case where our competitors claim that our patents are invalid, unenforceable or not infringed. Alternatively, our competitors may seek approval to market their own products that are the same as, similar to or otherwise competitive with XHANCE and any future product candidates we may develop. In these circumstances, we may need to defend or assert our patents, by means including filing lawsuits alleging patent infringement requiring us to engage in complex, lengthy and costly litigation or other proceedings. In any of these types of proceedings, a court or government agency with jurisdiction may find our patents invalid, unenforceable or not infringed. We may also fail to identify patentable aspects of our research and development before it is too late to obtain patent protection. Even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives. Furthermore, as our issued patents expire, the risk that competitors may be able to circumvent our remaining patents by developing similar or alternate technologies or products in a non-infringing manner is increased. Five device and method of use patents previously listed in the FDA's Orange Book for XHANCE have expired. These patents covered certain aspects of our exhalation deliver system technology utilized by XHANCE.
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
Our principal stockholders and management own a substantial percentage of our stock and are able to exert significant control over matters subject to stockholder approval, which could prevent other investors from influencing significant corporate decisions.
Our executive officers, directors, beneficial owners of 5% or more of our capital stock and their respective affiliates, in the aggregate, beneficially own approximately 54.1% of our outstanding common stock as of December 31, 2023. Including entities associated with Fidelity and MVM, our largest stockholders, each hold approximately 15.0% and 13% respectively, of our common stock as of December 31, 2023. These stockholders can significantly influence the outcome of matters requiring stockholder approval, including the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest. The interests of these and other large stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock. For example, these stockholders may be more interested in selling our company than other investors, or they may want us to pursue strategies that deviate from the interests of other stockholders. Such concentration of ownership control may also:
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
Provisions in our fourth amended and restated certificate of incorporation, as amended, and our amended and restated bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, or remove our current management. These include provisions that:
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
▪require that the amendment of certain provisions of our certificate of incorporation relating to anti-takeover measures may only be approved by a vote of 66-2/3% of our outstanding common stock;
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
These provisions of our fourth amended and restated certificate of incorporation, as amended, our amended and restated bylaws and Delaware law could have the effect of discouraging potential acquisition proposals and delaying or preventing a change in control. They could also have the effect of discouraging others from making tender offers for our common stock, including transactions that may be in your best interests or provide an opportunity for our stockholders to receive a premium for their shares of our common stock. These provisions could also affect the price that some investors are willing to pay for our common stock.
Our certificate of incorporation also provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our fourth amended and restated certificate of incorporation, as amended, provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our certificate of incorporation or our bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. Our fourth amended and restated certificate of incorporation, as amended, also provides that the U.S. District Court for the District of Delaware and any appellate courts thereof will be the exclusive forum for resolving any such complaint for which subject matter jurisdiction of such claim is vested exclusively in the federal courts of the U.S. These choice of forum provisions may limit a stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provisions contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.
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
Our sales force and other employees, HUB, PPN partners, CMOs, CROs, principal investigators, co-promotion partners, collaborators, independent contractors, consultants and other vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our sales force and other employees, HUB, PPN partners, CMOs, CROs, principal investigators, collaborators, independent contractors, consultants and other vendors may engage in fraudulent or other illegal activity with respect to our business. Misconduct by these employees could include intentional, reckless and/or negligent conduct or unauthorized activity that violates:
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

Additionally, EU Member States, the UK and other jurisdictions where we may in the future operate, have adopted data protection laws and regulation which impose significant compliance obligations. For example, the EU General Data Protection Regulation including as implemented in the UK (collectively, “GDPR”), applies to our activities conducted from an establishment in the EU/UK or related to products and services that we may offer to EU/UK users that involve the collection, use, storage, transfer, and other processing of personal data, including personal health data. The GDPR creates a broad range of compliance obligations and restrictions on the ability to collect, analyze and transfer personal data, which could cause us to change our business practices, and has significantly increased financial penalties for noncompliance (including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious infringements). The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with data protection authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In particular, these obligations and restrictions relate to the processing and protecting of personal data, including obligations to having a lawful basis for processing personal data (which may result in some instances in obtaining the consent of the individuals to whom the personal data relates), provide detailed information about the processing activities to the individuals, dealing with restrictions on sharing of personal data with third parties and the transferring of personal data out of the EU/UK, having contractual arrangements in place where required (such as with clinical trial sites and vendors), having appropriate technical and organizational security and confidentiality measures in place to protect the personal data we collect and process, reporting in certain instances personal data breaches to data protection authorities and/or affected individuals, appointing data protection officers, conducting data protection impact assessments, responding to privacy rights requests, and having appropriates policies and procedures in place to be able to demonstrate compliance with the obligations following the GDPR. With regard to transfer of personal data, the GDPR restricts the ability of companies to transfer personal data from the European Economic Area to the United States and other countries, which may adversely affect our ability to transfer personal data or otherwise may cause us to incur significant costs for implementing lawful transfer mechanisms, conducting data transfer impact assessments, and implementing additional measures where necessary to ensure that personal data transferred are adequately protected in a manner essentially equivalent to the EU/UK. The GDPR provides different transfer mechanisms we can use to lawfully transfer personal data from the EU/UK to countries outside the EU/UK. An example is relying on adequacy decisions of the European Commission, such as the EU-U.S. Data Privacy Framework which was adopted by the European Commission in July 2023. Another example of a lawful transfer mechanism is using the EU Standard Contractual Clauses as approved by the European Commission in June 2021, which are the most common used transfer mechanism used to transfer personal data out of the EU/UK. In order to use the EU Standard Contractual Clauses mechanism, the exporter and the importer must ensure that the importer may guarantee a level of personal data protection in the importing country’s level of protection must be adequate that is essentially equivalent to that of the EEA. Compliance with EU/UK data transfer obligations involves conducting transfer impact assessments, which includes documenting detailed analyses of data access and protection laws in the countries in which data importers are located, which can be costly and time-consuming. Data importers must also expend resources in analyzing their ability to comply with transfer obligations, including implementing new safeguards and controls to further protect personal data.

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

The California Consumer Privacy Act, or CCPA, establishes certain requirements for data use and sharing transparency and provides California residents certain rights concerning the use, disclosure, and retention of their personal data. The CCPA and its implementing regulations have already been amended multiple times since their enactment. In November 2020, California voters approved the California Privacy Rights Act (“CPRA”) ballot initiative, which introduced significant amendments to the CCPA and established and funded a dedicated California privacy regulator, the California Privacy Protection Agency. The amendments introduced by the CPRA went into effect on January 1, 2023, and new implementing regulations continue to be introduced by the California Privacy Protection Agency. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or potential statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with certain types of incidents. These claims may result in significant liability and damages. We implemented processes to manage compliance with the CCPA and continue to assess the impact of the CPRA, and other state legislation, on our business as additional information and guidance becomes available. These laws and regulations are evolving and subject to interpretation, and may impose limitations on our activities or otherwise adversely affect our business. Similarly, there are a number of legislative proposals in the European Union, the United States, at both the federal and state level, and in other jurisdictions that could impose new obligations or limitations in areas affecting our business. For example, other states, including Virginia, Colorado, Utah, Indiana, Iowa, Tennessee, Montana, Texas and Connecticut have enacted privacy laws similar to the CCPA that impose new obligations or limitations in areas affecting our business and we continue to assess the impact of these state legislations on our business as additional information and guidance becomes available. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services and research activities. These laws and regulations, as well as any associated claims, inquiries, or investigations or any other government actions may lead to unfavorable outcomes including increased compliance costs, delays or impediments in the development of new products, negative publicity, increased operating costs, diversion of management time and attention, and remedies that harm our business, including fines or demands or orders that we modify or cease existing business practices.

Certain of these laws and regulations are described in greater detail in the previous section under "Business — Government Regulation — Healthcare Privacy Laws." Compliance with these laws and regulations is difficult, constantly evolving, time consuming, and requires a flexible privacy framework and substantial resources. If we, our agents, or our third party partners fail to comply or are alleged to have failed to comply with these or other applicable data protection and privacy laws and regulations, or if we were to experience a data breach involving personal information, we could be subject to government enforcement actions or private lawsuits. Any associated claims, inquiries, or investigations or other government actions could lead to unfavorable outcomes that have a material impact on our business including through significant penalties or fines, monetary judgments or settlements including criminal and civil liability for us and our officers and directors, increased compliance costs, delays or impediments in the development of new products, negative publicity, increased operating costs, diversion of management time and attention, or other remedies that harm our business, including orders that we modify or cease existing business practices.
Our business and operations would suffer in the event of computer system failures, cyberattacks or a deficiency in our cybersecurity or those of any business partners.
Despite the implementation of security measures, our internal computer systems and those of our contractors, vendors, customers and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures, cyberattacks or cyber-intrusions over the Internet, loss of funds or information from phishing or other fraudulent schemes, attachments to emails, persons inside our organization, or persons with access to systems inside our organization or those with whom we do business. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Such an event could cause interruption of our operations or loss of Company funds and have a negative financial consequence on our business. For example, the loss of data from completed or ongoing clinical trials for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data, or could result in a delay of the services provided by our vendor. On February 21, 2024, Change Healthcare experienced a cyberattack forcing the shutdown of its insurance claims processing systems. Change Healthcare is the sole claims processor for the vendor that administers the XHANCE co-pay support program. Change Healthcare has not provided a timeline for resolution of this incident which is impairing the ability of XHANCE patients to access benefits available through our co-pay support program. In response we have implemented temporary programs in an effort to minimize the disruption to XHANCE patients and our business and our co-pay support program administrator is exploring alternative processors. To date, we have not experienced a material adverse impact to our business because of this incident. However, the full impact of this incident has yet to be determined and depending on the duration of the impact, it could have a material adverse impact to our results of operations and business.

Although we are targeted for cyber-attacks from time to time, we are only aware of one instance where an unauthorized third party accessed certain parts of our computer systems and we believe we have addressed the matter without any known financial implication, loss of data or exposure of confidential or personal information. To the extent that any disruption or security breach were to result in a loss of or damage to our data, misappropriation of funds to unintended recipients, or inappropriate disclosure of confidential, proprietary or personal information, we could incur material legal claims and liabilities and damage to our reputation and the development and commercialization of XHANCE and our other product candidates could be delayed. Additionally, breach remediation costs may be significant. Despite our efforts and the ever-changing threat landscape, the possibility of these events occurring cannot be eliminated entirely and there can be no assurance that any measures we take will prevent cyber-attacks or security breaches that could adversely affect our business. We also maintain insurance coverage to mitigate losses associated with certain cybersecurity incidents that impact our third party systems, networks and technologies.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. Cybersecurity Disclosure

We are increasingly dependent on sophisticated software applications and computing infrastructure to conduct key operations. We depend on both our own systems, networks, and technology as well as the systems, networks and technology of our contractors, consultants, vendors and other business partners.

Cybersecurity Program

Given the importance of cybersecurity to our business, we maintain a robust cybersecurity program to support both the effectiveness of our systems and our preparedness for information security risks. This program includes a number of safeguards, such as: complex password protection; multi-factor authentication with geo-location and multi-step confirmation; continuous monitoring and alerting systems for internal and external threats; regular evaluations of our cybersecurity program, including periodic internal and external audits, penetration tests, and incident response planning; and industry benchmarking. We also require cybersecurity training when onboarding new employees and contractors assigned access to Optinose networks, as well as annual, required cybersecurity awareness training for our employees and contractors assigned access to Optinose networks. Our program leverages industry frameworks, including the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF) to strengthen our program effectiveness and reduce cybersecurity risks.

We use a risk-based approach with respect to our use and oversight of third-party IT service providers, tailoring processes according to the nature and sensitivity of the data accessed, processed, or stored by such third-party IT service provider and performing additional risk screenings and procedures, as appropriate. We use a number of means to assess cyber risks related to our third-party IT service providers, including conducting due diligence in connection with onboarding new IT service providers and, where appropriate, annual due diligence of such third-party IT service providers. We also collect and assess cybersecurity audit reports and other supporting documentation when available and include appropriate security terms in our IT contracts where applicable as part of our oversight of third-party IT service providers. Because most of our critical IT systems are cloud-based and hosted by third-party IT service provides, we are dependent on the security controls of such vendors.

Process for Assessing, Identifying and Managing Material Risks from Cybersecurity Threats

In the event of a cybersecurity incident, we maintain a regularly reviewed incident response program. Pursuant to the program and its escalation protocols, designated personnel are responsible for assessing the severity of an incident and associated threat, determining any public disclosure obligations with respect to the incident, containing the threat, remediating the threat, including recovery of data and access to systems, analyzing any reporting obligations associated with the incident, and performing post-incident analysis and program enhancements. We maintain an Incident Response standard operating procedure (“IRP SOP”) and business continuity and disaster recovery plans in the event of a significant cybersecurity incident.

We have relationships with a number of third-party service providers to assist with cybersecurity containment and remediation efforts, including forensic investigation firms, insurance providers and various law firms.

Governance

Management Oversight
The controls and processes employed to assess, identify and manage material risks from cybersecurity threats are implemented and overseen by our Vice President, Information Technology. Our Vice President, Information Technology leverages his over 30 years of experience as CIO/CTO/CISO in companies such as Therakos, Healthtronics IT Solutions, Endo Pharmaceuticals, Johnson and Johnson, and Animas. Our Vice President, Information Technology is responsible for the day-to-day management of the cybersecurity program, including the prevention, detection, investigation, response to, and recovery from cybersecurity threats and incidents, and is regularly engaged to help ensure the cybersecurity program functions effectively in the face of evolving cybersecurity threats. The Vice President, Information Technology is a member of our senior management team and provides regular briefings for our senior management team on cybersecurity matters, including threats, events, and program enhancements.

Board Oversight
Our Board of Directors has overall responsibility for risk oversight including oversight of cybersecurity risk matters. The Board is responsible for reviewing, discussing with management, and overseeing the Company’s data privacy, information technology and security and cybersecurity risk exposures, including: (i) the potential impact of those exposures on the Company’s business, financial results, operations and reputation; (ii) the programs and steps implemented by management to monitor and mitigate any exposures; (iii) the Company’s information governance and cybersecurity policies and programs; and (iv) major legislative and regulatory developments that could materially impact the Company’s data privacy and cybersecurity risk exposure. On no less than an annual basis, the Vice President , Information Technology reports to the Board on information technology and cybersecurity matters, including a detailed threat assessment relating to information technology risks, the potential impact of those exposures on the Company’s business, financial results, operations and reputation, the programs and steps implemented by management to monitor and mitigate exposures, the Company’s information governance and cybersecurity policies and programs, and significant legal/regulatory developments that could materially impact the Company’s cybersecurity risk exposure.

The Audit Committee of our Board is responsible for assisting the Board in performing its oversight of our cybersecurity program, its effectiveness and any breaches or other cybersecurity events. Further our Vice President, Information Technology is responsible for apprising the Audit Committee of the Board of cybersecurity incidents consistent with our IRP SOP, promptly for higher priority incidents and in the aggregate for lower priority incidents. Additionally, we maintain a standing agenda item at our quarterly Audit Committee meetings to report any cybersecurity incidents or risk matters.

Cybersecurity Risks

Our cybersecurity risk management processes are integrated into our overall Enterprise Risk Management (“ERM”) processes. As part of our ERM processes, department leaders identify, assess and evaluate risks impacting our operations across the Company, including those risks related to cybersecurity. Department leaders are asked to consider the severity and likelihood of certain risk factors, drawing upon their company knowledge and past business experience. While we maintain a robust cybersecurity program, the techniques used to infiltrate information technology systems continue to evolve. Accordingly, we may not be able to timely detect threats or anticipate and implement adequate security measures. For additional information, see “Item 1A—Risk Factors.”

We also maintain cybersecurity insurance providing coverage for certain costs related to cybersecurity-related incidents that impact our own systems, networks, and technology or the systems, networks and technology of our contractors, consultants, vendors and other business partners.

ITEM 2. PROPERTIES

Our principal office is located in Yardley, Pennsylvania, where we lease approximately 30,000 square feet of office space pursuant to a lease that expires in May 2024. In June 2024, we will be moving our principal office to a new location in Yardley, Pennsylvania where we will lease approximately 19,780 square feet of office space pursuant to a lease that expires in May 2027. We also lease office space in Ewing, New Jersey. We believe our facilities are adequate to meet our current needs, although we may seek to negotiate new leases or evaluate additional or alternate space for our operations.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any material pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Global Select Market under the symbol “OPTN”. As of March 1, 2024, there were 112,651,740 shares of our common stock outstanding. There were approximately 18 stockholders of record at March 1, 2024. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Securities Authorized for Issuance under Equity Compensation Plans
Information required by Item 5 of Form 10-K regarding our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.
Recent Sales of Unregistered Securities
Other than as previously disclosed on our Current Reports on Form 8-K or Quarterly Reports on Form 10-Q filed with the SEC, we did not issue any unregistered equity securities during the twelve months ended December 31, 2023.
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
On November 15, 2023, as part of its ongoing review of the XHANCE sNDA, the FDA requested that we submit additional efficacy subset analyses of existing clinical data from one of the two clinical trials submitted in the sNDA: ReOpen1. We submitted the requested analyses on November 22, 2023. On December 4, 2023, the FDA notified us that it will require additional time to review this submission (which the FDA deemed a major amendment), and extended the PDUFA goal date for the sNDA to March 16, 2024.
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
We believe our co-pay savings program and market access influence prescription volume. In the fourth quarter of 2023, and January 2024, we adjusted the terms of our co-pay savings program to decrease the number and proportion of total prescriptions filled by patients in commercial insurance plans that either do not cover XHANCE or are in commercial insurance plans that have high deductibles. In the future we may make additional changes to our co-pay savings program that could influence prescription volume.
Based on third-party prescription data as well as data from PPN partners, the total estimated number of XHANCE prescriptions in the fourth quarter of 2023 was 79,500, which represents a 14% decrease for prescriptions when compared to estimated fourth quarter 2022 prescriptions of 92,500. In addition, the total estimated number of XHANCE prescriptions was 85,200 in the first quarter of 2023, 90,700 in the second quarter of 2023, and 84,100 in the third quarter of 2023. We believe the fourth quarter 2023 decrease in total prescriptions was primarily driven by changes we made to our co-pay saving program intended to reduce the number of prescriptions filled by patients in commercial insurance plans that either do not cover XHANCE or are in commercial insurance plans that have high deductibles.
In addition, while we believe that as of December 31, 2023, approximately 70% of insured lives are currently in a plan that covers XHANCE, payors generally impose restrictions on access to or usage of XHANCE, such as by requiring prior authorizations or "step-edits". For example, insurers may require that a physician attest that they are treating a patient for an approved indication prior to becoming eligible for coverage for XHANCE. Approximately half of the covered lives as of December 31, 2023 are in a plan that requires a prior authorization and most of those prior authorizations request information regarding prior use of INS and patient diagnosis. In some cases, patients do not meet the payors' utilization management criteria or the patient's healthcare provider may not complete the burdensome administrative process required to demonstrate or document that the patients for whom XHANCE has been prescribed meet the payors’ utilization management criteria (i.e., prior authorizations or step-edits) and, as a result, patients may not gain access to XHANCE treatment. We believe increasing utilization management criteria can have a negative effect on prescription volume. Currently, these requirements include physician attestation to a diagnosis for an indication for which XHANCE has been approved by the FDA (currently, chronic rhinosinusitis without nasal polyps), which can be a hurdle for some physicians in our target audience because nasal polyps is not a diagnosis they make commonly. If approved, the chronic sinusitis indication could make the prior authorization process easier for physicians to attest because chronic sinusitis is a more common clinical diagnosis. Additionally, payors can elect to change utilization management criteria to be more or less restrictive at any time.

•XHANCE New Prescriptions and Refill Prescriptions. The underlying disease that we are treating is chronic and, as a result, many patients may fill multiple prescriptions per year. We monitor new prescriptions as they create the potential for future refill prescriptions. Based on third-party prescription data as well as data from PPN partners, the total estimated number of XHANCE new prescriptions in the fourth quarter of 2023 was 26,500, which represents a 10% decrease for new prescriptions when compared to estimated fourth quarter 2022 new prescriptions of 29,500. In addition, the total estimated number of XHANCE new prescriptions was 30,400 in first quarter 2023, 30,900 in second quarter 2023, and 27,400 in third quarter 2023. We believe the fourth quarter 2023 decrease in new prescriptions was primarily driven by changes we made to our co-pay saving program intended to reduce the number of prescriptions filled by patients in commercial insurance plans that either do not cover XHANCE or are in commercial insurance plans that have high deductibles.
We track refill prescriptions and provide patient assistance to support refill programs that are administered by our PPN partners. Based on third-party prescription data as well as data from PPN partners, the total estimated number of XHANCE refill prescriptions in the fourth quarter of 2023 was 53,000, which represents a 16% decrease for refill prescriptions when compared to estimated fourth quarter 2022 refill prescriptions of 63,000. In addition, the total estimated number of XHANCE refill prescriptions was 54,800 in first quarter 2023, 59,800 in second quarter 2023, and 56,600 in third quarter 2023.
•Prescribing Breadth and Depth. We track the number of physicians who prescribe XHANCE in a time period to evaluate the breadth of prescribing. Based on third-party prescription data as well as data from PPN partners, the total estimated number of physicians who had at least one patient fill a prescription for XHANCE in the fourth quarter of 2023 was 8,478, which represents 2% growth when compared to the estimated 8,313 physicians who had at least one patient fill a prescription for XHANCE in the fourth quarter of 2022. In addition, the total estimated number of physicians who had at least one patient fill a prescription for XHANCE was 8,545 in the first quarter of 2023, 8,624 in the second quarter of 2023, and 8,427 in the third quarter of 2023.
We also track the number of prescriptions filled by a prescribing physician's patients in a time period to evaluate depth of prescribing. Based on third-party prescription data as well as data from PPN partners, the total estimated number of physicians who had more than 15 XHANCE prescriptions filled by their patients in the fourth quarter of 2023 was 1,229, which represents a decrease of 19% when compared to the estimated 1,509 physicians who had more than 15 XHANCE prescriptions filled by their patients in the fourth quarter of 2022. In addition, the total estimated number of physicians who had more than 15 XHANCE prescriptions filled by their patients was 1,391 in the first quarter of 2023, 1,428 in the second quarter of 2023, and 1,346 in the third quarter of 2023.
•XHANCE Net Product Revenues per Prescription. We calculate average net product revenues per prescription, one metric that we use to gauge the profitability of XHANCE, by dividing net product revenues for the quarter by the estimated number of XHANCE prescriptions dispensed during the quarter. Average XHANCE net product revenues per prescription were $250 in the fourth quarter of 2023 which represents an 11% increase when compared to the $226 average XHANCE net product revenues per prescription in the fourth quarter of 2022. We believe the increase in net revenue per prescription in the fourth quarter of 2023 was primarily driven by changes to our co-pay assistance program. In addition, average XHANCE net revenues per prescription were $139 in the first quarter of 2023, $214 in the second quarter of 2023, and $236 in the third quarter of 2023.

Financial Operations Overview
The following discussion sets forth certain components of our consolidated statements of operations as well as factors that impact those items.
Net product revenues
Sales of XHANCE generated $71.0 million and $76.3 million in net product revenues for the years ended December 31, 2023 and 2022, respectively. In accordance with GAAP, we determine net product revenues for XHANCE, with specific assumptions for variable consideration components including but not limited to trade discounts and allowances, co-pay assistance programs and payor rebates.

Based on available XHANCE prescription data purchased from third parties and data from our PPN partners, our average net product revenue per prescription for the fourth quarter of 2023 was $250 which represents an 11% increase when compared to the $226 in the fourth quarter of 2022. Average net product revenue per prescription for the year ended December 31, 2023 was $209, which represents a 4% decrease compared to our average net product revenue per prescription of approximately $217 for the year ended December 31, 2022.
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
We expect net product revenues for the first quarter of 2024 will be approximately $13.0 million. For the full year 2024, we believe average net product revenues per prescription will be approximately $220. We expect average net product revenues per prescription to increase in 2024, primarily as a result of revisions that we made to our co-pay assistance program in 2023 as well as in January of 2024 intended to enhance profitability within the uncovered and covered high-deductible commercial patient segments.
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
Assuming we do not need to conduct additional studies to support an FDA approval of XHANCE for the treatment of chronic sinusitis and we do not undertake new development programs, we expect research and development expenses for 2024 to be lower than those in 2023.

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
Sales and marketing expenses include our sales team and supporting promotional materials, digital promotion, peer-to-peer education, congresses / conventions, samples, and marketing activities such as direct-to-patient / direct-to-consumer initiatives. Additionally, sales and marketing-related expenses include fees paid to our HUB and PPN partners for services unrelated to traditional distribution functions, such as data fees and benefit claims adjudication.
Warrant Liability
In November 2022, the Company issued warrants in connection with a public offering. These warrants are required to be measured at fair value and reported as a liability in the consolidated balance sheet. We recorded the fair value of the warrants upon issuance using a Monte Carlo simulation and are required to revalue the warrants at each reporting date with any changes in fair value recorded on our statement of operations. The valuation of the warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. The change in the fair value of the Level 3 warrants liabilities is reflected in the statement of operations for the year ended December 31, 2023 and 2022..
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
Warrant Liability
In November 2022, we issued warrants in connection with a public offering. Pursuant to the terms of the warrants, we could be required to settle the warrants in cash in the event of a "fundamental transaction" as defined in the warrant (which includes, among other things, an acquisition of the Company) and, as a result, the warrants are required to be measured at fair value and reported as a liability in the consolidated balance sheet. We recorded the fair value of the warrants upon issuance using a Monte Carlo simulation and are required to revalue the warrants at each reporting date with any changes in fair value recorded on our statement of operations. The valuation of the warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. The change in the fair value of the Level 3 warrants liabilities is reflected in the statement of operations for the year ended December 31, 2023.
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
Net product revenues
We recognize XHANCE revenue at the point the customer obtains control of the product, which generally occurs upon delivery. The transaction price that is recognized as revenue for products includes an estimate of variable consideration. Payment terms with customers do not exceed one year and, therefore, we do not account for a financing component in our arrangements. Incremental costs of obtaining a contract with a customer (for example, sales commissions) are expensed when incurred as the period of benefit is less than one year. Shipping and handling costs for product shipments to customers are recorded as selling, general and administrative expenses. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available. As of December 31, 2023, we did not make any material adjustment to our prior estimates of variable consideration. Further, we believe that reasonable variations in our estimates of variable consideration would not result in material changes to our financial statements. The components of our variable consideration include the following:
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

•Expected Volatility.  The expected volatility is based on our historical volatilities which were commensurate with the expected term assumption as described in SAB No. 107.

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

2023.

	Year Ended December 31, 2023
	2010 A&R Stock Incentive Plan (1)	2017 Employee Stock Purchase Plan
Risk free interest rate	4.05%	0.05%
Expected term (in years)	6.08	0.5
Expected volatility	75.24%	68.13%
Annual dividend yield	0.00%	0.00%

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
Consolidated Results of Operations
Comparison of the years ended December 31, 2023 and 2022
The following table sets forth our selected consolidated statements of operations data for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022
Revenues:
Net product revenues	$70,987	$76,276
Total revenues	70,987	76,276
Costs and expenses:
Cost of product sales	8,633	9,263
Research and development	5,303	15,260
Selling, general and administrative	79,799	107,649
Total operating expenses	93,735	132,172
Loss from operations	(22,748)	(55,896)
Other (income) expense:
Unrealized (gain) loss on fair value of warrants	(4,290)	1,211
Interest (income) expense	17,001	16,330
Other (income) expense	24	1,396
Total other (income) expense	12,735	18,937
Net loss	$(35,483)	$(74,833)
Net product revenues
Net product revenues related to sales of XHANCE were $71.0 million and $76.3 million for the years ended December 31, 2023 and 2022, respectively. Revenue decrease is attributable primarily to a a decrease in units sold to customers during the year ended December 31, 2023. The year-over-year decrease in net product revenues is consistent with our previously communicated intent to prioritize our capital resources for a potential launch of XHANCE for the treatment of chronic sinusitis.
Cost of product sales
Cost of product sales related to XHANCE were $8.6 million and $9.3 million for the years ended December 31, 2023 and 2022, respectively, with the decrease attributable primarily to a decrease in units sold.
Research and development expense

Research and development expenses were $5.3 million and $15.3 million for the years ended December 31, 2023 and 2022, respectively. The $10.0 million decrease is attributable to a decrease in costs related to the conduct of our clinical trials of XHANCE for the treatment of chronic sinusitis, both trials had top-line data readouts in 2022.
Selling, general and administrative expense
Selling, general and administrative expenses were $79.8 million and $107.6 million for the years ended December 31, 2023 and 2022, respectively. The $27.8 million decrease was due primarily to a $13.3 million decrease in payroll and related costs; a $12.0 million decrease in sales and marketing costs and a $2.5 million decrease in consulting and administrative costs as we executed our previously communicated intent to prioritize our capital resources for a potential launch of XHANCE for the treatment of chronic sinus.
Interest (income) expense, net
We recognized interest expense on the Pharmakon Senior Secured Notes of $19.5 million and $16.8 million, respectively. The increase was primarily driven by the increased interest rate on the Pharmakon Senior Secured Notes in 2023. Interest expense was offset by interest income of $2.5 million and $0.5 million for the years ended December 31, 2023 and December 31, 2023, respectively.The increase in interest income is attributable to our investment in US Government issued treasury bills with short term maturities during the year ended December 31, 2023. We also benefited from higher interest rates in 2023 on our deposit accounts.

Warrants
The Company also recognized an unrealized gain on the fair value of liability classified warrants issued as part of an underwritten public offering during the year ended December 31, 2023 and an unrealized loss the fair value of liability classified warrants during the year ended December 31, 2022.
Liquidity and Capital Resources
Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. We incurred net losses of $35.5 million and $74.8 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $720.4 million. We have funded our operations primarily through the sale of stock and the issuance of debt, as well as through licensing revenues received under the terms of our license agreements and revenues from sales of XHANCE. We may never become profitable, or if we do, may not be able to sustain profitability on a recurring basis. As of December 31, 2023, we had $73.7 million in cash and cash equivalents.
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(20,532)	$(67,651)
Net cash used in investing activities	(328)	(63)
Net cash provided by financing activities	300	51,436
Effects of exchange rates on cash and cash equivalents	—	7
Net decrease in cash and cash equivalents	$(20,560)	$(16,271)
Operating activities
Cash used in operating activities decreased by $47.1 million, from $67.7 million for the year ended December 31, 2022 to $20.5 million for the year ended December 31, 2023. The decrease in cash used in operating activities was attributable primarily to decrease in net loss and a decrease in accounts receivable due to increased collections, partially offset by a decrease in accrued expenses.
Investing activities
Cash used in investing activities increased from the year ended December 31, 2022 to the year ended December 31, 2023 due to an increase in equipment and software purchases during the year.

Financing activities

Cash provided by financing activities decreased for the year ended December 31, 2023 due to proceeds from an equity offering in the year ended December 31, 2022.
A&R Note Purchase Agreement
The principal balance of the Pharmakon Senior Secured Notes outstanding under the A&R Note Purchase Agreement was $130,000 at December 31, 2023. See Note 9 of our audited consolidated financial statements beginning on page F-1 of this Annual Report for a description of terms of the Pharmakon Senior Secured Notes and A&R Note Purchase Agreement, including repayment terms and applicable covenants.
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
▪our clinical development plans for XHANCE, including the outcome, timing and cost of studies mandated under the Pediatric Research Equity Act;
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
▪the initiation, progress, timing, costs and results of clinical trials and other research and development related to additional product candidates,
▪the extent to which we in-license, acquire or otherwise partner in development or commercialization of other products, product candidates or technologies; and
▪our ability to maintain compliance with the financial covenants (including the requirement for us to achieve certain minimum trailing twelve-month consolidated XHANCE net sales and royalties thresholds, the requirement for us to maintain at least $30.0 million of cash and cash equivalents at all times and the requirement that our annual and quarterly financial statements not be subject to any qualification or statement as to "going concern"), and the other provisions under the A&R Note Purchase Agreement, and, if needed and available from the holders of the Pharmakon Senior Secured Notes, the costs and conditions associated with obtaining a waiver or modification of such covenants or other provisions.
As of December 31, 2023, we had $73.7 million in cash and cash equivalents. In the event we are able to maintain compliance with the financial covenants and terms of the A&R Pharmakon Note Purchase Agreement or obtain a waiver to or modification of such covenants, we believe our existing cash and cash equivalents would be sufficient to fund our operations and debt service obligations for approximately the next 12 months. However, as discussed below and elsewhere in this Annual Report, there is substantial doubt about our ability to maintain compliance with such financial covenants and terms of the A&R Note Purchase Agreement and our ability to continue as a going concern. We will likely require additional capital in the future secured through equity or debt financings, partnerships, collaborations, or other sources in order to maintain compliance with certain covenants of the A&R Note Purchase Agreement as discussed below, to meet our debt service obligations, including repayment of the Pharmakon Senior Secured Notes, and to carry out our planned development and commercial activities. If additional capital is not obtained when required, we may need to delay or curtail our operations until additional funding is received.

Our continuation as a going concern is dependent on our ability to maintain compliance with the financial covenants (including the requirement for us to achieve certain minimum trailing twelve-month consolidated XHANCE net sales and royalties thresholds, the requirement for us to maintain at least $30.0 million of cash and cash equivalents at all times and the requirement that our annual and quarterly financial statements not be subject to any qualification or statement as to "going concern"), and the other provisions under the A&R Note Purchase Agreement, and our ability to generate sufficient cash flows from operations to meet our debt service obligations and to fund our operations and/or obtain additional capital through equity or debt financings, partnerships, collaborations, or other sources. The A&R Note Purchase Agreement includes events of default, in certain cases subject to customary periods to cure, following which Pharmakon may accelerate all amounts outstanding pursuant to the A&R Note Purchase Agreement. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.
The A&R Note Purchase Agreement includes a requirement that we achieve certain minimum trailing twelve-month consolidated XHANCE net sales and royalties thresholds commencing with the trailing twelve months ending March 31, 2024. We believe it is probable that we will not achieve the trailing twelve-month minimum consolidated XHANCE net sales and royalties thresholds commencing with the period ending March 31, 2024, which will constitute a default under the A&R Note Purchase Agreement if we are unable to obtain a modification or waiver of such minimum consolidated XHANCE net sales and royalties thresholds.
Further, the A&R Note Purchase Agreement includes a requirement that commencing with the report and opinion on our consolidated financial statements commencing with the year ended December 31, 2023 and that all of our subsequent quarterly and annual financial statements, not be subject to any statement or qualification as to “going concern” (referred to as, the "going concern covenant"). On March 5, 2024, we received a waiver of the going concern covenant for our financial statements for the year ended December 31, 2023 included in this Annual Report and for our financial statements for the quarter ending March 31, 2024. If we are unable to secure additional capital through equity or debt financings, partnerships, collaborations, or other sources, we believe it is unlikely that we will be able comply with the going concern covenant commencing with our financial statements for the quarter ending June 30, 2024, which will constitute a default under the A&R Note Purchase Agreement if we are unable to obtain a modification or waiver of such going concern covenant.
The A&R Note Purchase Agreement also requires us to maintain at all times a minimum of $30.0 million of cash and cash equivalents (referred to as, the "liquidity covenant"). If we are unable to secure additional capital through equity or debt financings, partnerships, collaborations, or other sources, we believe that it is probable that our cash and cash equivalents balance will fall below the $30.0 million minimum threshold required under the A&R Note Purchase Agreement during the third quarter of 2024, which will also constitute a default under the A&R Note Purchase Agreement if we are unable to obtain a waiver or modification of such liquidity covenant.
In the event of any of the foregoing defaults, the holders of the Pharmakon Senior Secured Notes may declare an event of default under the A&R Note Purchase Agreement and may elect to accelerate the repayment of all unpaid principal, accrued interest and other amounts due (which would also require us to pay an interest make-whole premium as specified in the A&R Note Purchase Agreement if the repayment of the debt is accelerated prior to November 21, 2025).
Our plans to seek to mitigate these default risks include reducing expenses, raising additional capital through equity or debt financings, partnerships, collaborations or other sources and requesting a modification or waiver of the covenants under the A&R Note Purchase Agreement. However, there can be no assurance that we will be successful in reducing expenses, obtaining additional capital, or obtaining a modification or waiver of the covenants under the A&R Note Purchase Agreement. If we are unable to reduce expenses, obtain additional capital and/or obtain a modification or waiver of the covenants under the A&R Note Purchase Agreement, we may need to delay or curtail its operations until we obtain additional capital which may not be available on a timely basis, on favorable terms, or at all, and such capital, if obtained, may not be sufficient to meet our payment obligations or enable us to continue to implement our long-term business strategy. In such an event, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. These factors raise substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the fair value for such assets or less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment. Additionally, if we seek additional financing to fund our debt service obligations and business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all.

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

Our Chief Executive Officer and our Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a 15(e) and 15d 15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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
Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Management’s assessment included extensive documentation, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.
Based on management’s processes and assessment, as described above, management has concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

First Amendment to Amended and Restated Note Purchase Agreement

On March 5, 2024, the Company entered in a First Amendment and Waiver (the “First Amendment”) to that certain Amended and Restated Note Purchase Agreement (the “A&R Note Purchase Agreement”), dated November 21, 2022, among the Company, OptiNose US, Inc., the Purchasers (as defined in the A&R Note Purchase Agreement) and BioPharma Credit PLC. The First Amendment provides for a waiver of the requirement under the A&R Note Purchase Agreement that the Company’s audited financial statements for the year ended December 31, 2023 and unaudited quarterly financial statements for the quarter ending March 31, 2024 not be subject to any qualification or statement as to “going concern”. The requirement that the Company’s audited and unaudited financial statements not be subject to any qualification or statement as to “going concern” will continue to apply to the Company’s financial statements for the quarter ending June 30, 2024 and each fiscal quarter and fiscal year thereafter.

The foregoing description of the First Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the First Amendment, a copy of which is filed as Exhibit 10.25 to this Annual Report and is incorporated herein by reference.

Trading Plans

During the three months ended December 31, 2023, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2023.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2023.

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

(b)  Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
3.1	Fourth Amended and Restated Certificate of Incorporation of OptiNose, Inc.	8-K	10/18/17	3.1
3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of OptiNose, Inc.	10-Q	8/10/23	3.3
3.3	Amended and Restated Bylaws of OptiNose, Inc.	8-K	10/18/17	3.2
4.1	Form of Common Stock Certificate	S-1/A	10/3/17	4.1
4.2	Second Amended and Restated Registration Rights Agreement, dated March 24, 2017, by and among the Registrant and certain of its stockholders	S-1	9/18/17	4.2
4.3	First Amendment to the Second Amended and Restated Registration Rights Agreement, dated October 2, 2017, by and among the Registrant and certain of its stockholders	S-1/A	10/11/17	4.7
4.4	Common Stock Warrant issued by OptiNose, Inc. dated November 16, 2021	8-K	11/16/21	4.1
4.5	Description of Securities of OptiNose, Inc.	10-K	3/7/23	4.5
4.6	Form of Common Stock Warrant issued by OptiNose, Inc. on November 23, 2022	8-K	11/23/22	4.1
4.7	Warrant Agency Agreement, dated November 23, 2022, by and between OptiNose, Inc. and Broadridge Corporate Issuer Solutions, Inc.	8-K	11/23/22	4.2
10.1	Form of Indemnification Agreement +				x
10.2	Amended and Restated 2010 Stock Incentive Plan +	S-1/A	10/3/17	10.7
10.3	Form of Non-Qualified Stock Option Agreement Granted Under the 2010 Stock Incentive Plan (Relating to Success Pool Grants) +	S-1/A	10/3/17	10.8
10.4	Form of Non-Qualified Stock Option Agreement Granted Under the 2010 Stock Incentive Plan (Relating to Option Pool Grants) +	S-1/A	10/3/17	10.9
10.5	Form of Non-Qualified Stock Option Agreement Granted Under the 2010 Stock Incentive Plan +	S-1/A	10/3/17	10.10
10.6	Supply Agreement, dated July 1, 2017, by and between Hovione Inter Ltd and OptiNose US, Inc., OptiNose UK, Ltd and OptiNose AS †	S-1	9/18/17	10.14
10.7	Amendment No. 1, dated December 18, 2023, to Supply Agreement, dated July 1, 2017, between OptiNose US, Inc. and Hovione Inter Ltd. †	8-K	12/21/23	10.1
10.8	Manufacture and Supply Agreement, dated as of August 18, 2017, by and among OptiNose US, Inc., OptiNose UK Ltd. and OptiNose AS and Contract Pharmaceuticals Limited Canada †	S-1	9/18/17	10.15
10.9	Form of Non-Qualified Stock Option Agreement Under the Amended and Restated 2010 Stock Incentive Plan+	S-1/A	10/3/17	10.17
10.10	2017 Employee Stock Purchase Plan.+	S-1/A	10/3/17	10.18
10.11	Manufacturing Services Agreement, dated December 21, 2018, by and among OptiNose US, Inc., OptiNose UK Ltd. and Optinose AS and Advance Mold & Manufacturing, Inc. d/b/a Vision Technical Molding †	10-K	3/6/19	10.1
10.12	Form of Restricted Stock Unit Agreement Under the Amended and Restated 2010 Stock Incentive Plan +	10-Q	8/12/19	10.1
10.13	Form of Non-Qualified Stock Option Agreement (Inducement Grant) +	8-K	2/19/20	99.3
10.14	Amendment No.1, dated September 15, 2020, to the Manufacturing Services Agreement, dated December 21, 2018, by and among OptiNose US, Inc., OptiNose UK Ltd. and Optinose AS and Advance Mold & Manufacturing, Inc. d/b/a Vision Technical Molding †	10-Q	11/5/20	10.1
10.15	Form of Restricted Stock Unit Agreement (Inducement Grant) +	10-Q	5/7/20	10.4
10.17	Renewal and Amendment No. 1, dated February 22, 2021 to Manufacture and Supply Agreement, dated as of August 18, 2017, by and among OptiNose US, Inc., OptiNose UK Ltd. and OptiNose AS and Contract Pharmaceuticals Limited Canada †	10-Q	5/5/21	10.1
10.17	Open Market Sale Agreement (the Sale Agreement), dated August 11, 2021, between the Company and Jefferies LLC	10-Q	8/11/21	10.1

10.18	Amended and Restated Note Purchase Agreement, dated November 21, 2022, among OptiNose US, Inc., OptiNose, Inc., and OptiNose AS, BioPharma Credit PLC, as collateral agent and the purchasers from time to time party thereto	8-K	11/21/22	10.1
10.19	Amendment No.2, dated September 20, 2022, to the Manufacturing Services Agreement, dated December 21, 2018, by and among OptiNose US, Inc. and Advance Mold & Manufacturing, Inc. d/b/a Vision Technical Molding †	8-K	9/23/22	10.1
10.20	Amended and Restated Employment Agreement, dated May 9, 2023 between OptiNose US, Inc. and Ramy A. Mahmoud +	10-Q	5/11/23	10.4
10.21	Amended and Restated Employment Agreement, dated May 9, 2023 between OptiNose US, Inc. and Michael F. Marino +	10-Q	5/11/23	10.5
10.22	Amended and Restated Employment Agreement, dated May 9, 2023 between OptiNose US, Inc. and Anthony J. Krick +	10-Q	5/11/23	10.6
10.23	Amended and Restated Employment Agreement, dated May 9, 2023 between OptiNose US, Inc. and Paul Spence +	10-Q	5/11/23	10.7
10.24	Consulting Agreement, dated June 8, 2023, between OptiNose, Inc. and Joseph C. Scodari	8-K	6/13/23	10.1
10.25	First Amendment and Waiver to the Note Purchase Agreement, dated March 5, 2024, among OptiNose US, Inc., OptiNose, Inc., and the purchaser parties thereto and BioPharma Credit PLC				x
21.1	List of Subsidiaries				x
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.				x
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.				x
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.				x
32.1	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer.				x
32.2	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer.				x
97.1	OptiNose, Inc. Incentive Compensation Recovery Policy				x
101.INS	XBRL Instance Document.				x
101.SCH	XBRL Taxonomy Extension Schema Document.				x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				x
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				x

†	Portions of this exhibit (indicated by asterisks) have been omitted in compliance with Item 601 of Regulation S-K.
+	Indicates management contract or compensatory arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the capacities and on the date indicated.

OPTINOSE, INC.
Date: March 7, 2024	By:	/s/ RAMY MAHMOUD
		Name:	Ramy Mahmoud
		Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RAMY MAHMOUD	Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2024
Ramy Mahmoud

/s/ ANTHONY J. KRICK	Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)	March 7, 2024
Anthony J. Krick

/s/ WILHELMUS GROENHUYSEN	Director	March 7, 2024
Wilhelmus Groenhuysen

/s/ SANDRA L. HELTON	Director	March 7, 2024
Sandra L. Helton

/s/ TOMAS J. HEYMAN	Director	March 7, 2024
Tomas J. Heyman

/s/ CATHERINE E. OWEN	Director	March 7, 2024
Catherine E. Owen

/s/ ERIC BEDNARSKI	Director	March 7, 2024
Eric Bednarski

/s/ KYLE DEMPSEY	Director	March 7, 2024
Kyle Dempsey

/s/ R. JOHN FLETCHER	Chairman of the Board	March 7, 2024
R. John Fletcher

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of OptiNose, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of OptiNose, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
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
The Company sells XHANCE to preferred pharmacy network partners and wholesalers in the US (collectively, “Customers”). As described in Note 3 to the consolidated financial statements, the Company recognizes revenues for sales of XHANCE to its Customers reduced by estimates of variable consideration, including payor rebates to health insurance companies and pharmacy benefit managers (“payor rebates”), and incentives offered under voluntary patient assistance programs to provide financial assistance to qualified patients (“patient assistance”). Liabilities related to these reductions to gross product revenues are presented within accrued expenses on the consolidated balance sheet. The determination of these estimates of variable consideration at December 31, 2023, requires management to make estimates and assumptions about the amounts of rebates and incentives that will be payable by the Company as a result of the sale of products for which control has transferred.

How we addressed the matter in our audit
To test the estimates of variable consideration for payor rebates and the patient assistance programs, we performed audit procedures that included, among others, evaluating the methodologies used, testing the significant assumptions and testing the completeness and accuracy of the underlying data used by the Company in its analyses. Specifically, for variable consideration for payor rebates, we compared the significant assumptions to third party reports used by the Company to estimate product remaining in the distribution channel at December 31, 2023, historical payor mix data for XHANCE, and the applicable contractual rebate percentages. In addition, we inspected the underlying payor rebate agreements and compared the rebate percentages used in the Company’s analyses with the contractual percentages. For variable consideration for patient assistance, we compared the significant assumptions to third party reports used by the Company to estimate product remaining in the distribution channel at December 31, 2023, historical data related to the percentage of patients receiving patient assistance, and the historical data about the average amount of assistance received. For both patient assistance and payor rebates, we assessed the historical accuracy of management’s estimates by comparing previous estimates of payor rebates and patient assistance to the amount of actual payments in subsequent periods.

Valuation of warrant liability
Description of the matter	The Company’s warrant liability totaled $17.2 million as of December 31, 2023. As discussed in Note 12 to the consolidated financial statements, certain warrants for the purchase of shares of common stock issued by the Company require liability classification and are recorded at fair value at each reporting period. The Company determines the fair value of the warrants utilizing a Monte Carlo simulation model. Auditing the Company’s valuation of its warrant liability was especially challenging as the fair value is based on various inputs and significant assumptions used in the Monte Carlo simulation model such as the probability and timing of equity financing and volatility. In addition, certain of the assumptions were based on management’s judgement, and therefore are not objectively verifiable.

How we addressed the matter in our audit	To test the warrant liability, our audit procedures included, among others, testing the Monte Carlo simulation model, and assessing the reasonableness of the significant assumptions, as described above. We involved valuation specialists to assess the valuation models and to assist in auditing certain significant assumptions. We tested the significant assumptions by agreeing amounts to contracts, third-party data and analyses prepared by the Company. In addition, we performed sensitivity analyses to evaluate the materiality of reasonable changes in management’s assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2016.
Philadelphia, Pennsylvania
March 7, 2024

OptiNose, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$73,684	$94,244
Accounts receivable, net	19,926	33,932
Inventory	8,052	9,443
Prepaid expenses and other current assets	3,671	2,865
Total current assets	105,333	140,484
Property and equipment, net	815	795
Other assets	1,581	2,943
Total assets	$107,729	$144,222
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$3,886	$5,291
Accrued expenses and other current liabilities	42,411	44,864
Short term debt, net	130,227	128,575
Total current liabilities	176,524	178,730
Warrant liability	17,200	21,490
Other liabilities	611	626
Total liabilities	194,335	200,846
Stockholders' deficit:
Common stock, $0.001 par value; 350,000,000 and 200,000,000 shares authorized at December 31, 2023 and December 31, 2022, respectively ; 112,399,495 and 111,492,761 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	112	111
Additional paid-in capital	633,742	628,242
Accumulated deficit	(720,376)	(684,893)
Accumulated other comprehensive loss	(84)	(84)
Total stockholders' deficit	(86,606)	(56,624)
Total liabilities and stockholders' deficit	$107,729	$144,222

See accompanying notes to consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Revenues:
Net product revenues	$70,987	$76,276
Total revenues	70,987	76,276
Costs and expenses:
Cost of product sales	8,633	9,263
Research and development	5,303	15,260
Selling, general and administrative	79,799	107,649
Total costs and expenses	93,735	132,172
Loss from operations	(22,748)	(55,896)
Other (income) expense:
Unrealized (gain) loss on fair value of warrants	(4,290)	1,211
Other (income) expense	24	1,396
Interest income	(2,527)	(513)
Interest expense	19,528	16,843
Net loss	$(35,483)	$(74,833)
Net loss per share of common stock, basic and diluted	$(0.32)	$(0.87)
Weighted average common shares outstanding, basic and diluted	112,080,062	85,900,139

See accompanying notes to consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2023	2022
Net loss	$(35,483)	$(74,833)
Other comprehensive loss:
Foreign currency translation adjustment	—	(3)
Comprehensive loss	$(35,483)	$(74,836)

See accompanying notes to consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
(in thousands, except share data)

	Stockholders' Equity (Deficit)
	Common Stock		Additional Paid -in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2021	82,238,900	$82	$588,288	$(610,061)	$(81)	$(21,772)
Stock compensation expense	—	—	8,889	—	—	8,889
Vesting of restricted stock units	949,857	1	93	—	—	94
Sale of common stock, net of issuance costs	27,861,300	28	30,418	—	—	30,446
Exercise of common stock options	55,360	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	387,344	—	554	—	—	554
Foreign currency translation adjustment	—	—	—	—	(3)	(3)
Net loss	—	—	—	(74,833)	—	(74,833)
Balance at December 31, 2022	111,492,761	$111	$628,242	$(684,893)	$(84)	$(56,624)
Stock compensation expense	—	—	5,201	—	—	5,201
Vesting of restricted stock units	655,425	1	—	—	—	1
Issuance of common stock under employee stock purchase plan	251,309	—	299	—	—	299
Net loss	—	—	—	(35,483)	—	(35,483)
Balance at December 31, 2023	112,399,495	$112	$633,742	$(720,376)	$(84)	$(86,606)

See accompanying notes to consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022
Operating activities:
Net loss	$(35,483)	$(74,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	402	532
Stock-based compensation	5,198	8,877
Change in fair value of warrant liability	(4,290)	1,211
Amortization of debt discount and issuance costs	1,664	2,318
Changes in operating assets and liabilities:
Accounts receivable	14,006	1,517
Prepaid expenses and other assets	1,632	1,963
Inventory	1,285	2,492
Accounts payable	(1,414)	(2,723)
Accrued expenses and other liabilities	(3,532)	(9,005)
Cash used in operating activities	(20,532)	(67,651)
Investing activities:
Purchases of property and equipment	(328)	(63)
Cash used in investing activities	(328)	(63)
Financing activities:
Proceeds from the sale of common stock and warrants	—	51,086
Proceeds from the issuance of common stock under employee stock purchase plan	299	554
Proceeds from the exercise of stock options	1	94
Cash paid for financing costs	—	(298)
Cash provided by financing activities	300	51,436
Effects of exchange rate changes on cash and cash equivalents	—	7
Net decrease in cash and cash equivalents	(20,560)	(16,271)
Cash and cash equivalents at beginning of period	94,244	110,515
Cash and cash equivalents at end of period	$73,684	$94,244
Supplemental disclosure of cash flow information:
Cash paid for interest	$13,174	$15,091
Supplemental disclosure of noncash activities:
Fixed asset purchases within accounts payable and accrued expenses	$9	$4
Fair value of warrants issued	$—	$—
Financing costs within accounts payable and accrued expenses	$—	$408
Recognition of right-of-use assets and lease liabilities	$1,068	$704
See accompanying notes to consolidated financial statements

OptiNose, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

1. Organization and Description of Business
OptiNose, Inc. (the Company) was incorporated in Delaware in May 2010 (inception) and has facilities in Yardley, Pennsylvania and Ewing, New Jersey. The Company's predecessor entity, OptiNose AS, was formed under the laws of Norway in September 2000. In 2010, OptiNose AS became a wholly-owned subsidiary of the Company as part of an internal reorganization. Optinose AS was liquidated in October 2023. During 2022, the Company's board of directors approved the liquidation of Optinose UK, which is expected to be completed in 2024, in order to simplify the corporate structure.
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
2. Liquidity
Since inception, the Company's operations have focused on organization and staffing, business planning, raising capital, establishing an intellectual property portfolio, conducting preclinical studies and clinical trials, pursuing regulatory approvals and most recently, launching XHANCE in the US. As of December 31, 2023, the Company had cash and cash equivalents of $73,684 and a working capital deficiency of $71,191.
The Company is subject to a number of risks similar to other life sciences companies, including successful discovery, development and commercialization of its products and product candidates, raising additional capital, the development by its competitors of new technological innovations, protection of proprietary technology and market acceptance of the Company's products. The Company has incurred recurring net losses since its inception and has accumulated a deficit of $720,376 as of December 31, 2023.
The Company entered into a Note Purchase Agreement (the Note Purchase Agreement) on September 12, 2019 with funds managed by Pharmakon Advisors, LP (Pharmakon), the investment manager of the BioPharma Credit Funds (BioPharma) which was subsequently amended on August 13, 2020, March 2, 2021, November 16, 2021, August 10, 2022, and November 9, 2022. On November 23, 2022, the Company amended and restated the Note Purchase Agreement (the A&R Note Purchase Agreement). Pursuant to the A&R Note Purchase Agreement, the financial covenants requiring the Company to achieve minimum trailing twelve-month consolidated XHANCE net product sales and royalties were modified. The Company entered into the First Amendment to the A&R Note Purchase Agreement on March 5, 2024, which waived certain covenants as noted below. The principal balance outstanding under the A&R Note Purchase Agreement was $130,000 at December 31, 2023.

The Company's continuation as a going concern is dependent on its ability to maintain compliance with its covenants under the A&R Note Purchase Agreement, including minimum trailing twelve-month consolidated XHANCE net sales and royalties the Company is required to achieve commencing with the trailing twelve months ending March 31, 2024 and its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional capital through equity or debt financings, partnerships, collaborations, or other sources, as may be required. The A&R Note Purchase Agreement includes events of default, in certain cases subject to customary periods to cure, following which Pharmakon may accelerate all amounts outstanding pursuant to the Note Purchase Agreement. The accompanying consolidated financial statements have been prepared on a going concern basis,which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

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
Further, the A&R Note Purchase Agreement includes a requirement that the Company's annual and quarterly consolidated financial statements commencing with the year ending December 31, 2023, not be subject to any statement as to “going concern” (the "going concern covenant"). The Company received a waiver of the going concern covenant covering the Company's consolidated financial statements for the periods ending December 31, 2023 and March 31, 2024. The Company believes that it is unlikely that it will be able comply with the going concern covenant when it goes back into effect beginning with the Company's consolidated financial statements for the quarter ending June 30, 2024. Failure to comply with the going concern covenant would also constitute an event of default under the A&R Note Purchase Agreement if the Company is unable to obtain a modification or waiver if this covenant.
In the event of any of the foregoing defaults, the holders of the Pharmakon Senior Secured Notes may declare an event of default under the A&R Note Purchase Agreement and may elect to accelerate the repayment of all unpaid principal, accrued interest and other amounts due, which may require the Company to delay or curtail its operations until additional funding is received. The terms of the A&R Note Purchase Agreement and the Pharmakon Senior Secured Notes, including applicable covenants, are described in Note 9.
Management’s plans to mitigate these risks include reducing expenses, raising additional capital through equity or debt financings, partnerships, collaborations or other sources and requesting a modification or waiver of the covenants under the A&R Note Purchase Agreement. However, there can be no assurance that the Company will be successful in reducing expenses, obtaining additional capital, or obtaining a modification or waiver of the covenants under the A&R Note Purchase Agreement. If the Company is unable to reduce expenses, obtain additional capital or obtain a modification or waiver of the covenants under the A&R Note Purchase Agreement, the Company may need to delay or curtail its operations. As a result of these factors, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date these consolidated financial statements are issued.
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
Principles of consolidation
The consolidated financial statements include the accounts of OptiNose, Inc. and its wholly-owned subsidiaries, OptiNose US, Inc. and OptiNose UK Ltd. All inter-company balances and transactions have been eliminated in consolidation.

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
Customer and supplier concentration
The Company has exposure to credit risk in accounts receivable from sales of product. XHANCE is sold to wholesale pharmaceutical distributors and preferred pharmacy network (PPN) partners, who, in turn, sell XHANCE to pharmacies, hospitals and other customers. Five customers represented approximately 76% of the Company's accounts receivable at December 31, 2023 and five customers represented approximately 44% of the Company's net product sales for the year ended December 31, 2023.
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
Cash and cash equivalents
All highly liquid investments purchased with an original maturity date of three months or less at the date of purchase are considered to be cash equivalents. Bank deposits are insured up to $250 by the Federal Deposits Insurance Corporation. The Company had uninsured cash balances of $72,432 and $92,988 at December 31, 2023 and 2022, respectively.
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
At December 31, 2023 and 2022, the Company's financial instruments included cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and certain liability classified warrants. The carrying amounts reported in the Company's financial statements for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates their respective fair values because of the short-term nature of these instruments. In addition, at December 31, 2023, the Company believed the carrying value of debt approximates fair value as the interest rates were reflective of the rate the Company could obtain on debt with similar terms and conditions. At December 31, 2023 and 2022, there were no financial assets or liabilities measured at fair value on a recurring basis other than the liability classified warrants shown below.
In November 2022, the Company issued warrants in connection with a public offering. Pursuant to the terms of the warrants, the Company could be required to settle the warrants in cash in the event of an acquisition of the Company and, as a result, the warrants are required to be measured at fair value and reported as liability in the consolidated balance sheet. The Company recorded the fair value of the warrants upon issuance using a Monte Carlo simulation and is required to revalue the warrants at each reporting date with any changes in fair value recorded on our statement of operations. The valuation of the warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. The change in the fair value of the Level 3 warrants liabilities is reflected in the statement of operations for the years ended December 31, 2023.
Accounts receivable
Accounts receivable primarily relates to amounts due from customers, which are typically due within 31 to 61 days. The Company analyzes accounts that are past due for collectability. There was no allowance for doubtful accounts related to customers subject to credit risk at December 31, 2023 and 2022.
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
Long lived assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated. Impairment charges are recognized at the amount by which the carrying amount of an asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. The Company did not recognize any impairment or disposition of long-lived assets for the years ended December 31, 2023 and 2022.
Leases
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

OptiNose, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)
The Company sells XHANCE to preferred pharmacy network partners and wholesalers in the US (collectively, Customers). These Customers subsequently resell XHANCE to healthcare providers, patients and other retail pharmacies. In addition to agreements with Customers, the Company enters into arrangements with healthcare providers and payors that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts for the purchase of XHANCE.
The Company recognizes revenue from product sales at the point Customers obtain control of the product, which generally occurs upon delivery. The transaction price that is recognized as product revenue includes an estimate of variable consideration which is described below. Payment terms with Customers do not exceed one year and, therefore, the Company does not account for a financing component in its arrangements. The Company expenses incremental costs of obtaining a contract with a Customer (for example, sales commissions) when incurred as the period of benefit is less than one year. Shipping and handling costs for product shipments to Customers are recorded as selling, general and administrative expenses.
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
Advertising expenses
The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $6,962 and $16,575 for the years ended December 31, 2023 and 2022, respectively.
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
Income taxes
Income taxes are accounted for under the asset and liability method. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and the expected benefits of net operating loss carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, applied during the period in which temporary differences are expected to be settled, is reflected in the Company's financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on the weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. As of December 31, 2023 and 2022, the Company concluded that a full valuation allowance was necessary for all of its net deferred tax assets. The Company had no amounts recorded for uncertain tax positions, interest or penalties in the accompanying consolidated financial statements.
Net income (loss) per common share
Basic net income (loss) per common share is determined by dividing net income (loss) applicable to common stockholders by the weighted average common shares outstanding during the period. For the years ended December 31, 2023 and 2022, outstanding common stock options and common stock warrants have been excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted net loss per share are the same.
Diluted net loss per common share for the periods presented does not reflect the following potential common shares, as the effect would be antidilutive:

	Year Ended December 31,
	2023	2022
Stock options	8,527,626	9,364,070
Restricted stock units	1,897,421	1,477,660
Common stock warrants	32,768,000	32,768,000
Total	43,193,047	43,609,730
Recent accounting pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. FASB is issuing the amendments in this Update to enhance the transparency and decision usefulness of income tax disclosures. Investors, lenders, creditors, and other allocators of capital (collectively, “investors”) indicated that the existing income tax disclosures should be enhanced to provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. Investors currently rely on the rate reconciliation table and other disclosures, including total income taxes paid, to evaluate income tax risks and opportunities. While investors find these disclosures helpful, they suggested possible enhancements to better (1) understand an entity’s exposure to potential changes in jurisdictional tax legislation and the ensuing risks and opportunities, (2) assess income tax information that affects cash flow forecasts and capital allocation decisions, and (3) identify potential opportunities to increase future cash flows. The amendments in this Update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This Update also includes certain other amendments to improve the effectiveness of income tax disclosures. The new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating ASU No. 2023-09 and its impact on results of operations, financial position and cash flows and related disclosures.
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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level I, 2 and 3 during the years ended December 31, 2023 and December 31, 2022.
The table below presents the liabilities (in thousands) measured and recorded in the financial statements at fair value on a recurring basis at December 31, 2023 categorized by the level of inputs used in the valuation of each liability.

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Liabilities
Warrant Liability	$17,200	$—	$—	$17,200
Total Liabilities	$17,200	$—	$—	$17,200
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
Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis
Warrant Liability
The reconciliation of the Company's warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

OptiNose, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

Warrant Liability
Balance, December 31, 2022	$21,490
Warrants issued	—
Change in fair value of liability	(4,290)
Balance, December 31, 2023	$17,200
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

	December 31, 2023	December 31, 2022
Stock price	$1.29	$1.85
Strike price	$2.57	$2.57
Expected volatility	60.0%	45.0%
Risk-free interest rate	3.9%	3.8%
Expected dividend yield	—%	—%
Expected life (years)	3.90	4.90
Fair value per warrant	$0.57	$0.71
5. Inventory
Inventory consisted of the following:

	December 31,
	2023	2022
Raw materials	$2,400	$1,691
Work-in-process	3,281	5,010
Finished goods	2,371	2,742
Total inventory	$8,052	$9,443
Inventories are stated at the lower of cost or net realizable value, as determined on a first-in, first-out basis.

OptiNose, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
6. Property and Equipment
Property and equipment, net, consisted of:

	December 31,
	2023	2022
Computer equipment and software	$1,443	$1,203
Furniture and fixtures	366	366
Machinery and equipment	3,146	3,067
Leasehold improvements	609	609
Construction in process	115	115
	5,679	5,360
Less: accumulated depreciation	(4,864)	(4,565)
	$815	$795
Depreciation expense was $400 and $530 for the years ended December 31, 2023 and 2022, respectively. In addition, depreciation expense of $559 and $16 was charged to inventory and prepaid expenses and other assets, respectively, as of December 31, 2023, which represents depreciation expense related to equipment involved in the manufacturing process.
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
The table below presents the operating lease assets and liabilities recognized on the Company's consolidated balance sheets:

	Balance Sheet Line Item	December 31, 2023	December 31, 2022
Non-current operating lease assets	Other assets	$1,472	$2,445
Operating lease liabilities:
Current operating lease liabilities	Accrued expenses and other current liabilities	911	1,971
Non-current operating lease liabilities	Other liabilities	611	625
Total operating lease liabilities		$1,522	$2,596
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
The Company's weighted average remaining lease term and weighted average discount rate for operating leases as of December 31, 2023 are:

December 31, 2023
Weighted average remaining lease term (years)	2.13
Weighted average discount rate	6.41%
The table below reconciles the undiscounted future minimum lease payments (displayed in aggregate by year) under non-cancelable operating leases with terms of more than one year to the total operating lease liabilities

OptiNose, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
recognized on the consolidated balance sheets as of December 31, 2023:

December 31, 2023
2024	1,053
2025	436
2026	205
Thereafter	—
Total undiscounted future minimum lease payments	1,694
Less: difference between undiscounted lease payments and discounted operating lease liabilities	172
Total operating lease liabilities	$1,522
No operating lease payments include options to extend lease terms that are reasonably certain of being exercised for the year ended December 31, 2023.
Operating lease costs were $2,122 and $2,985 for the years ended December 31, 2023 and 2022, respectively. Operating lease costs are included within selling, general and administrative expenses on the consolidated statements of operations.
Cash paid for amounts included in the measurement of operating lease liabilities were $2,368 and $2,570 for the years ended December 31, 2023 and 2022, respectively. This amount is included in operating activities in the consolidated statements of cash flows.
Our principal office is located in Yardley, Pennsylvania, where we lease approximately 30,000 square feet of office space pursuant to a lease that expires in May 2024. In June 2024, we will be moving our principal office to a new location in Yardley, Pennsylvania where we signed a new lease on February 19, 2024 for approximately 19,780 square feet of office space pursuant to a lease that expires in May 2027. We also lease facilities in Ewing, New Jersey. We believe our facilities are adequate to meet our current needs, although we may seek to negotiate new leases or evaluate additional or alternate space for our operations.
8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of:

	December 31,
	2023	2022
Accrued expenses:
Product revenue allowances	20,145	27,993
Selling, general and administrative expenses	6,229	3,799
Research and development expenses	644	1,298
Payroll expenses	6,801	7,888
Accrued interest	4,666	—
Other	3,015	1,915
Total accrued expenses	41,500	42,893
Other current liabilities:
Lease liability	$911	$1,971
Total other current liabilities	911	1,971
Total accrued expenses and other current liabilities	$42,411	$44,864

9. Debt, net
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
On November 23, 2022, the Company amended and restated the Note Purchase Agreement, initially entered into on September 12, 2019 and amended through November 9, 2022, among the Company, its subsidiaries, OptiNose US, Inc. and OptiNose UK, Ltd. and BioPharma Credit PLC, as collateral agent, and the purchasers party thereto from time to time (the A&R Note Purchase Agreement). Pursuant to the A&R Note Purchase Agreement, certain modifications to the affirmative and negative covenants, events of default and other provisions were made, including, without limitation, (i) the requirement for the Company to deliver quarterly and annual financial statements that, commencing with the Company's consolidated financial statements for the year ending December 31, 2023 and subject to certain exceptions, are not subject to a “going concern” statement (the Going Concern Covenant) and (ii) the removal of certain exceptions to the negative covenants which previously permitted the Company to enter into certain transactions without the consent of the holders of the Pharmakon Senior Secured Notes, including permitted acquisitions, swap contracts, convertible bonds and revolving credit facilities. The financial covenants requiring the Company to achieve minimum trailing twelve-month consolidated XHANCE net product sales and royalties were amended to be pushed back to March 31, 2024.
The A&R Note Purchase Agreement extended the maturity date of the Pharmakon Senior Secured Notes from September 12, 2024 to June 30, 2027 (New Maturity Date), extended the interest-only period from September 2023 to September 2025, after which principal repayments will commence starting on September 30, 2025 and will be made in eight equal quarterly installments of principal and interest through the New Maturity Date. As part of the A&R Note Purchase Agreement the Pharmakon Senior Secured Notes now bear an amended interest rate through the New Maturity Date equal to the 3-month Secured Overnight Financing Rate (subject to a 2.50% floor), determined as of the date that is two business days prior to the commencement of each quarter, plus 8.50% per annum, which interest rate shall be increased by an additional 3.00% per annum upon the occurrence and during the continuation of any event of default. The effective interest rate as of December 31, 2023 was 14.88%.

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

As an inducement for the holders of the Pharmakon Senior Secured Notes to enter into the A&R Note Purchase Agreement, the Company is required to pay the holders of the Pharmakon Senior Secured Notes an amendment fee of $3,900 (representing 3.00% of the outstanding principal balance of such notes) due on the New Maturity Date or the earlier repayment of the Pharmakon Senior Secured Notes, which amendment fee shall be (i) reduced to $1,300 in the event that the Company repays the Pharmakon Senior Secured Notes in full prior to the one-year anniversary of the date of the A&R Note Purchase Agreement and (ii) reduced to $2,600 in the event that the Company repays the Pharmakon Senior Secured Notes in full on or after the one-year anniversary of the date of the A&R Note Purchase Agreement and prior to second anniversary of the date of the A&R Note Purchase Agreement. Additionally, the $1,300 fee payable under the Fourth Amendment to the Note Purchase Agreement that the Company entered into on November 9, 2022 will be credited against the amendment fee payable in connection with the A&R Note Purchase Agreement. On March 5, 2024, the Company entered into a First Amendment and Waiver to the A&R Note Purchase Agreement pursuant to which the Going Concern Covenant was waived for the Company's consolidated financial statements for the year ending December 31, 2023 and the quarter ending March 31, 2024
The Pharmakon Senior Secured Notes are secured by a pledge of substantially all of the assets of the Company and the Guarantors and the A&R Note Purchase Agreement contains affirmative and negative covenants customary

OptiNose, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
for financings of this type, including limitations on the Company’s and its subsidiaries’ ability, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, repay junior indebtedness, incur a material adverse change and enter into affiliate transactions, in each case, subject to certain exceptions. In addition, the A&R Note Purchase Agreement contains financial covenants requiring the Company to maintain certain minimum trailing twelve-month consolidated XHANCE net sales and royalties, tested on a quarterly basis, and to have at least $30,000 of cash and cash equivalents at all times. The A&R Note Purchase Agreement also includes events of default customary for financings of this type, in certain cases subject to customary periods to cure, following which BioPharma may accelerate all amounts outstanding under the Pharmakon Senior Secured Notes.
The Company believes that it is probable that it will not achieve the trailing twelve-month minimum consolidated XHANCE net sales and royalties thresholds that it is required to achieve commencing with the period ending March 31, 2024. Additionally, without additional capital, the Company believes that it is probable that it will not be able to maintain at least $30,000 of cash and cash equivalents for at least twelve-months following the filing of this Form 10-Q. The Company received a waiver of the Going Concern Covenant covering the periods ending December 31, 2023 and March 31, 2024. The Company believes that it is unlikely that it will be able to maintain compliance with the Going Concern Covenant in 2024 when it goes back into effect beginning with the Company's consolidated financial statements for the quarter ending June 30, 2024. As a result, in accordance with FASB Accounting Standards Codification 470, the Company has classified all outstanding principal and the payment of additional fees upon maturity as a current liability in the accompanying consolidated balance sheet as of March 31, 2023.
The Company recorded interest expense of $19,528 and $16,843 during the years ended December 31, 2023 and 2022, respectively. Interest expense included total coupon interest and the amortization of debt issuance costs.
The debt balance is comprised of the following:

	December 31,
	2023	2022
Face amount	$130,000	$130,000
Front end fees	(518)	(666)
Debt issuance costs	(5,235)	(6,739)
Back end fees	5,980	5,980
Debt, net	$130,227	$128,575

10. Employee Benefit Plans
The Company maintains a defined contribution 401(k) retirement plan, which covers all eligible US employees. Employees are eligible to participate in the plan on the first of the month following their date of hire. Under the 401(k) retirement plan, participating employees may defer up to 100% of their pre-tax salary, but not more than statutory limits. The Company matches 100% of the first 3% of participating employee contributions and 50% of the next 2% of participating employee contributions, subject to applicable IRC limits. The Company incurred costs of $873 and $1,112 related to the Company match applicable to employee contributions for the years ended December 31, 2023 and 2022, respectively. The Company's contributions are made in cash. The Company's common stock is not currently an investment option available to participants in the 401(k) retirement plan. As of December 31, 2023, approximately $115 was recorded in accrued expenses related to the Company match.
The Company also maintains a severance benefit plan for employees that is governed by the Retirement Income Security Act of 1974. The severance benefit plan provides severance benefits to eligible employees who are involuntarily terminated from their jobs for reasons other than cause, disability, or death.
For former Norway employees, the Company maintained a defined contribution pension plan which met the statutory requirements. There were no costs incurred related to the pension plans for the year ended December 31, 2023. Optinose AS was liquidated in October 2023. The Company incurred costs of $11 related to the pension plans for the year ended December 31, 2022.

OptiNose, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

11. Commitments and Contingencies
Purchase commitments
As of December 31, 2023, the Company had no material outstanding non-cancellable purchase commitments related to inventory and other goods and services, including pre-commercial manufacturing scale-up and sales and marketing activities.
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
12. Stockholders' Equity
In June 2023, the Company increased its authorized shares of common stock to 350,000,000 from 200,000,000 and also authorized 5,000,000 shares of preferred stock.
Common stock
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
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Subject to preferences that may apply to any outstanding preferred stock, holders of common stock are entitled to receive ratably any dividends that the Company’s board of directors may declare out of funds legally available for that purpose on a non-cumulative basis. No dividends had been declared through December 31, 2023.
Common stock warrants
On November 18, 2021, in conjunction with the Second Amendment to the original Note Purchase Agreement (Second Amendment), the Company issued warrants to purchase an aggregate of 2,500,000 shares of Common Stock at a per share exercise price of $1.60. Upon execution of the Second Amendment, previously issued warrants to purchase 810,357 shares of Common Stock at a per share exercise price of $6.72 which were set to expire on September 12, 2022, were cancelled.

OptiNose, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
As part of the 2022 Offering, the Company issued warrants to purchase 30,268,000 shares of Common Stock at a public offering price of $0.01 per warrant (the Warrants). Each Warrant has an exercise price of $2.565 per share of Common Stock and is exercisable until the expiration date, which is the fifth anniversary of the date of issuance (November 23, 2027). After such date, any unexercised Warrants will expire and have no further value. If the Company issues or sells, or is deemed pursuant to the terms of the Warrants to have issued or sold, any shares of Common Stock (which includes, among other things, options and securities convertible into shares of Common Stock), excluding certain issuances defined in the Warrants as "excluded issuances", for a price per share less than the exercise price of the Warrants in effect immediately prior to such issuance or sale or deemed issuance or sale (such event, a dilutive issuance), then immediately after such dilutive issuance the exercise price then in effect of the Warrants shall be reduced to the price of the shares of Common Stock issued or sold or deemed to be issued or sold in the dilutive issuance in the manner set forth in the Warrant.
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

As of December 31, 2023, the Company had the following warrants outstanding to purchase shares of Common Stock:

Number of Shares	Classification	Exercise Price Per Share	Expiration Date
2,500,000	Equity	$1.60	November 15, 2024
30,268,000	Liability	$2.565	November 23, 2027

13. Stock-based Compensation
The Company issues stock-based awards pursuant to its 2010 Stock Incentive Plan. Effective as of October 12, 2017, the Company's 2010 Stock Incentive Plan was amended and restated (A&R Plan). The A&R Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, deferred stock units, performance shares, stock appreciation rights and other equity-based awards. The Company's employees, officers, directors and other persons are eligible to receive awards under the A&R Plan. As of December 31, 2023, 21,758,994 shares of the Company's common stock were authorized to be issued under the A&R Plan, and 7,858,198 shares were reserved for future awards under the A&R Plan. The number of shares of the Company's common stock authorized under the A&R Plan will automatically increase on January 1st of each year until the expiration of the A&R Plan, in an amount equal to four percent of the total number of shares of the Company's common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the Company's board of directors or compensation committee to determine a lesser number of shares shall be added for such year.
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

OptiNose, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
Stock options
The Company has issued service-based, performance-based and market-based stock options that generally have a contractual life of up to 10 years and may be exercisable in cash or as otherwise determined by the board of directors. Vesting generally occurs over a period of not greater than four years. Performance-based options may vest upon the achievement of certain milestones in connection with the Company's development programs. As of December 31, 2023, all of the performance conditions related to performance-based stock options issued by the Company have been achieved. Market-based options may vest upon the achievement of certain market-based objectives relating to the trading price of the Company's Common Stock.
The following table summarizes the activity related to stock option grants to employees and non-employees for the year ended December 31, 2023:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life
Outstanding at December 31, 2022	9,364,070	$6.88	6.05
Granted	2,373,677	1.64
Exercised	—	—
Expired	(2,365,346)	9.87
Forfeited	(844,775)	2.47
Outstanding at December 31, 2023	8,527,626	$5.03	6.55
Exercisable at December 31, 2023	4,560,096	$7.81	4.79

During the year ended December 31, 2023, stock options to purchase 2,373,677 shares of common stock were granted to employees that generally vest over four years. The stock options had an estimated weighted average grant date fair value of $1.12. The grant date fair value of each service-based and performance-based option grant was estimated at the time of grant using the Black-Scholes option-pricing model. The grant date fair value of each market-based stock option grant was estimated at the time of grant using a Monte Carlo simulation.

There were no stock options exercised during the year ended December 31, 2023. The total aggregate intrinsic value of stock options, other than market-based stock options, exercised during the year ended December 31, 2022 was $111. The aggregate intrinsic value of stock options outstanding and stock options exercisable, other than market-based stock options, as of December 31, 2023 was $64 and $1, respectively. At December 31, 2023, the unrecognized compensation cost related to unvested stock options, other than market-based stock options was $3,507. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 2.57 years.
Included in the table above are 959,215 market-based options granted during the year ended December 31, 2022. 389,870 of these market-based shares were forfeited as of December 31, 2023.These options generally become eligible to vest over four years, subject to the achievement of certain market-based objectives relating to the trading price of the Common Stock. Stock based compensation for these awards is recognized over the derived service period of approximately 2 years. The grant date fair value of each stock option grant, as well as the derived service period for these awards, was estimated at the time of grant using a Monte Carlo simulation. During the year ended December 31, 2023, no market-based options vested upon the achievement of certain market-based objectives relating to the trading price of the Company's Common Stock. The unrecognized compensation cost related to unvested market-based options was $18 as of December 31, 2023. This unrecognized compensation will be recognized during the first quarter of 2024.
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
The following table summarizes the activity related to RSUs granted to employees for the year ended December 31, 2023:

Shares
Balance at December 31, 2022	1,477,660
Granted	1,627,174
Vested and settled	(655,427)
Expired/forfeited/canceled	(551,986)
Balance at December 31, 2023	1,897,421
Expected to vest at December 31, 2023	1,897,421
During the year ended December 31, 2023, the Company granted 1,627,174 RSUs at a weighted-average grant date fair value of $1.86, all of which were service-based RSUs. No performance-based RSUs were granted in 2023. As of December 31, 2023, the milestone associated with the previously granted performance based-RSUs was achieved. At December 31, 2023, the recognized compensation cost related to vested performance-based RSUs was $1,900. At December 31, 2023, the unrecognized compensation cost related to unvested service-based RSUs was $3,103, to be recognized over an estimated weighted-average amortization period of 2.67 years. The unrecognized compensation cost related to unvested performance-based RSUs was $160, which will be recognized over the remaining service period.
Included in the table above are 60,000 RSUs granted outside the A&R Plan. The grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).

2017 Employee Stock Purchase Plan
The Company's 2017 Employee Stock Purchase Plan (the 2017 Plan) became effective on October 12, 2017. As of December 31, 2023, 2,579,277 shares of the Company's common stock were authorized to be issued pursuant to purchase rights granted to its employees or to employees of any of its participating affiliates under the 2017 Plan. 1,408,871 shares of the Company's common stock were reserved for future issuance under the 2017 Plan. The number of shares of the Company's common stock that may be issued pursuant to rights granted under the 2017 Plan shall automatically increase on January 1st of each year until the expiration of the 2017 Plan, in an amount equal to one percent of the total number of shares of the Company's common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the board of directors or compensation committee to determine a lesser number of shares shall be added for such year.
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
Payroll withholdings accumulate during the following six month offering periods each calendar year while the Purchase Plan is effective:
•January 1 through June 30, and
•July 1 through December 31.
At the end of each offering period, shares of the Company’s common stock may be purchased at 85% of the lesser of the average of the high and low sales price of the Company’s common stock on (i) the first trading day of the

OptiNose, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
relevant offering period and (ii) the last trading day of the relevant offering period (or, if the relevant offering period has multiple purchase periods, the last trading day of the relevant purchase period). In accordance with the guidance in ASC 718-50 – Compensation – Stock Compensation, the ability to purchase shares of the Company’s common stock at the lower of the price on the first day of the offering period or the last day of the offering period (i.e. the purchase date) represents an option and, therefore, the 2017 Plan is a compensatory plan under this guidance. Accordingly, stock-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black-Scholes option-pricing model and is recognized over the requisite service period of the option. The Company has recognized stock-based compensation expense of $171 and $253 during the years ended December 31, 2023 and 2022, respectively, related to the 2017 Plan.
Stock-based compensation expense
The Company recorded stock-based compensation expense in the following expense categories of its accompanying consolidated statements of operations for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Cost of product sales	$31	$35
Research and development	537	809
Selling, general and administrative	4,633	8,033
Total stock-based compensation expense	$5,201	$8,877
In addition, stock-based compensation expense of $83 and $3 was charged to inventory and prepaid expenses and other assets, respectively, as of December 31, 2023. These charges represent the total stock-based compensation expense incurred related to employees involved in the manufacturing process of finished goods and samples during the period.
The Company utilized the Black-Scholes valuation model for estimating the fair value of stock options issued under the 2017 Plan. The Company calculated the fair value of each option grant and the shares issued under the 2017 Plan on the respective dates of grant using the following weighted average assumptions:

	December 31, 2023
	2010 A&R Stock Incentive Plan	2017 Employee Stock Purchase Plan
Risk free interest rate	4.05%	0.05%
Expected term (in years)	6.08	0.50
Expected volatility	75.24%	68.13%
Annual dividend yield	0.00%	0.00%
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
14. Income Taxes
Income taxes are based on the following book income (loss) before income tax expense:

	Year Ended December 31,
	2023	2022
Domestic operations	$(35,483)	$(72,750)
Foreign operations	—	(2,083)
Loss before provision for income taxes	$(35,483)	$(74,833)
A reconciliation of income tax expense (benefit) at the US federal statutory income tax rate and the income tax provision in the financial statements is as follows:

	Year Ended December 31,
	2023	2022
Income tax expense at statutory rate	21.0%	21.0%
Permanent items	(1.5)	(0.8)
Foreign rate differential	—	(0.7)
Impact of foreign operations	(9.2)	(14.5)
State taxes, net of federal benefit	0.6	2.6
Tax rate changes	—	(2.9)
Foreign exchange and other	(0.4)	(1.7)
Stock based compensation	(5.9)	(2.9)
Prepaid royalty write off	—	(11.8)
Change in valuation allowance	(7.1)	12.4
Gain/Loss on Warrants	2.5	(0.7)
Effective income tax rate	0.0%	0.0%

OptiNose, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
The principal components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Accrued expenses and other	$3,544	$5,144
Interest expense	15,540	14,304
Stock compensation	5,291	7,193
Lease liability	369	642
Research and development credits	2,460	2,460
Capitalized R&D	3,408	3,377
Net operating losses	88,166	83,376
Total deferred tax assets	118,778	116,496
Deferred tax liabilities:
Fixed assets, including leases	(153)	(171)
Right-to-use asset	(357)	(605)
Total deferred tax liabilities:	(510)	(776)
Less: Valuation allowance	(118,268)	(115,720)
Total net deferred tax assets (liabilities)	$—	$—

As of December 31, 2023, the Company had foreign net operating loss (NOL) carry forwards of $3,647, from its operations in the United Kingdom. As of December 31, 2023, the Company had federal and state NOLs of $360,487 and $265,295, respectively. The federal NOLs generated after 2017 have an indefinite carry forward period. The federal NOLs generated prior to 2018 will expire from 2030 through 2037. Some state NOLs will not expire while other state NOLs expire over various periods depending on the rules of the jurisdiction in which they were generated. The earliest state NOL expiration is in 2030.
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

ASC 740 requires the establishment of a valuation allowance to reduce deferred tax assets if, based on the weight of the available positive and negative evidence it is more likely than not that all or a portion of the deferred tax assets will not be realized. There is insufficient positive evidence to overcome the negative evidence attributable to the Company’s cumulative operating losses. Consequently, the Company established a full valuation allowance against its net deferred tax assets at December 31, 2023 and 2022, respectively, because the Company’s management was unable to conclude that it is more likely than not that these assets will be fully realized. The Company had a net increase in its valuation allowance of $2,548 during the year ended December 31, 2023,

OptiNose, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
primarily related to material deferred tax asset increase due to net operating losses and interest disallowance carryforward attributes netted with a decrease of stock compensation related forfeitures and cancellations.
The Company files income tax returns in the UK, the US, and various states. The Company is subject to examination by federal, state and foreign jurisdictions. The Company’s tax years in the US are open under statute from inception to present. All open years may be examined to the extent that tax credits or net operating loss carry forwards are used in future periods.
The Company’s policy is to record interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2023, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations.
On August 16, 2022, the Inflation Reduction Act of 2022 was enacted into law containing corporate income tax provisions such as the corporate alternative minimum tax and an excise tax on the repurchase of corporate stock. These provisions are not expected to have a material impact on the Company's income taxes in the near term.