Form 10-Q
period 2024-03-31
OptiNose, Inc.
filed 2024-05-14
CIK 1494650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares of the registrant's common stock outstanding at May 1, 2024 was 113,038,726 shares.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among others, statements relating to:
▪the potential uses for and advantages of XHANCE®, the Exhalation Delivery System™ (also referred to as, the EDS®) and related technologies;
▪the potential benefits of the recent FDA approval of XHANCE for the treatment of chronic rhinosinusitis without nasal polyps;
▪our commercial plans and expectations for XHANCE;
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
▪our expectations relating to the impact on average net product revenues per prescription resulting from changes we made to the XHANCE co-pay support program and disruptions that occurred at Change Healthcare, the claims processor for our vendor that administers the XHANCE co-pay support program;
▪XHANCE prescription, net revenue, prescriber and other business trends;
▪the potential for payor utilization management criteria to negatively impact XHANCE prescription volumes;
▪the rate and degree of market acceptance and market opportunity of XHANCE;
▪our expectation that our operating expenses (consisting of selling, general & administrative expenses and research & development expenses) in 2024 will be between $95.0 million and $101.0 million and that our non-cash stock-based compensation expense will be approximately $6.0 million;
▪our expectation that XHANCE net product revenues for the full year of 2024 will be between $85.0 million and $95.0 million
▪our expectation that the average net product revenue per prescription for XHANCE for the full year of 2024 will exceed $230
▪our expectation that the net proceeds from the registered direct offering completed on May 10, 2024 will be approximately $55 million;
▪our belief that our existing cash and cash equivalents plus the net proceeds from the May 2024 registered direct offering will be sufficient to fund our operations and debt service obligations through 2025;

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
Forward-looking statements are based upon our current expectations and assumptions and are subject to a number of known and unknown risks, uncertainties and other factors that could cause actual results to differ materially and adversely from those expressed or implied by such statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (SEC), and in particular, the risks and uncertainties discussed therein under the caption “Risk Factors”. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. As a result, you should not place undue reliance on forward-looking statements.
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

MARKET, INDUSTRY AND OTHER DATA
This Form 10-Q contains estimates, projections, market research and other information concerning our industry, our business, markets for XHANCE and the size of those markets, the prevalence of certain medical conditions, XHANCE market access, prescription data and other physician, patient and payor data. Unless otherwise expressly stated, we obtain this information from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources as well as from our own internal estimates and research and from publications, research, surveys and studies conducted by third parties on our behalf. Information that is based on estimates, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are reflected in this information. As a result, you are cautioned not to give undue weight to such information.

PART I

ITEM 1. FINANCIAL STATEMENTS
OptiNose, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$51,644	$73,684
Accounts receivable, net	14,227	19,926
Inventory	10,315	8,052
Prepaid expenses and other current assets	4,936	3,671
Total current assets	81,122	105,333
Property and equipment, net	754	815
Other assets	1,831	1,581
Total assets	$83,707	$107,729
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$1,912	$3,886
Accrued expenses and other current liabilities	30,793	42,411
Short term debt, net	—	130,227
Total current liabilities	32,705	176,524
Long term debt, net	130,653	—
Warrant liability	18,500	17,200
Other liabilities	1,065	611
Total liabilities	182,923	194,335
Stockholders' deficit
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued in 2024 or 2023	—	—
Common stock, $0.001 par value; 350,000,000 shares authorized; 113,038,726 and 112,399,495 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively.	113	112
Additional paid-in capital	635,198	633,742
Accumulated deficit	(734,443)	(720,376)
Accumulated other comprehensive loss	(84)	(84)
Total stockholders' deficit	(99,216)	(86,606)
Total liabilities and stockholders' deficit	$83,707	$107,729

—
See accompanying notes to unaudited interim consolidated financial statements.

OptiNose, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Net product revenues	$14,880	$11,846
Total revenues	14,880	11,846
Costs and expenses:
Cost of product sales	1,231	1,706
Research and development	1,206	1,785
Selling, general and administrative	20,518	22,723
Total costs and expenses	22,955	26,214
Loss from operations	(8,075)	(14,368)
Other (income) expense:
Unrealized loss on fair value of warrants	1,300	510
Interest income	(296)	(705)
Interest expense	4,970	4,672
Foreign currency loss	18	2
Net loss	$(14,067)	$(18,847)
Net loss per share of common stock, basic and diluted	$(0.12)	$(0.17)
Weighted average common shares outstanding, basic and diluted	112,594,852	111,774,425
See accompanying notes to unaudited interim consolidated financial statements.

OptiNose, Inc.
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(14,067)	$(18,847)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—
Comprehensive loss	$(14,067)	$(18,847)
See accompanying notes to unaudited interim consolidated financial statements.

OptiNose, Inc.
Consolidated Statements of Changes in Stockholders' Deficit
(in thousands, except share data)
(unaudited)

Three months ended March 31, 2024
	Stockholders' Equity (Deficit)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2023	112,399,495	$112	$633,742	$(720,376)	$(84)	$(86,606)
Stock compensation expense	—	—	1,456	—	—	1,456
Vesting of restricted stock units	478,520	1	—	—	—	1
Issuance of common stock under employee stock purchase plan	160,711	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—
Net loss	—	—	—	(14,067)		(14,067)
Balance at March 31, 2024	113,038,726	$113	$635,198	$(734,443)	$(84)	$(99,216)

Three Months Ended March 31, 2023
	Stockholders' Equity (Deficit)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance at December 31, 2022	111,492,791	$111	$628,242	$(684,893)	$(84)	$(56,624)
Stock compensation expense	—	—	1,520	—	—	1,520
Vesting of restricted stock units	343,406	1				1
Issuance of common stock under employee stock purchase plan	119,727	—	164	—	—	164
Foreign currency translation adjustment	—	—	—	—	—	—
Net loss	—	—	—	(18,847)	—	(18,847)
Balance at March 31, 2023	111,955,924	$112	$629,926	$(703,740)	$(84)	$(73,786)

See accompanying notes to unaudited interim consolidated financial statements.

OptiNose, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net loss	$(14,067)	$(18,847)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	83	72
Stock-based compensation	1,456	1,523
Change in fair value of warrant liability	1,300	510
Amortization of debt discount and issuance costs	419	405
Changes in operating assets and liabilities:
Accounts receivable	5,590	16,953
Prepaid expenses and other assets	(1,048)	874
Inventory	(2,263)	1,118
Accounts payable	(1,973)	953
Accrued expenses and other liabilities	(11,522)	(14,039)
Cash used in operating activities	(22,025)	(10,478)
Investing activities:
Purchases of property and equipment	(22)	—
Cash used in investing activities	(22)	—
Financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	—	162
Cash paid for financing costs	7	—
Cash provided by financing activities	7	162
Net decrease in cash, cash equivalents and restricted cash	(22,040)	(10,316)
Cash, cash equivalents and restricted cash at beginning of period	73,684	94,244
Cash, cash equivalents and restricted cash at end of period	$51,644	$83,928
Supplemental disclosure of cash flow information:
Cash paid for interest	9,218	4,255
Supplemental disclosure of noncash activities:
Recognition of right-of-use assets and lease liabilities	$359	$37
See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

1. Organization and Description of Business
OptiNose, Inc. (the Company) was incorporated in Delaware in May 2010 (inception) and has facilities in Yardley, Pennsylvania and Ewing, New Jersey. The Company's predecessor entity, OptiNose AS, was formed under the laws of Norway in September 2000. In 2010, OptiNose AS became a wholly-owned subsidiary of the Company as part of an internal reorganization. Optinose AS was liquidated in October 2023. During 2022, the Company's board of directors also approved the liquidation of Optinose UK, which is expected to be completed in 2024, in order to simplify the corporate structure.
The Company is a specialty pharmaceutical company focused on the development and commercialization of products for patients treated by ear, nose and throat (ENT) and allergy specialists. The Company's first commercial product, XHANCE® (fluticasone propionate) nasal spray, 93 microgram (mcg), is a therapeutic utilizing the Company's proprietary Exhalation Delivery System (EDS) that delivers a topically-acting corticosteroid for the treatment of chronic rhinosinusitis with and without nasal polyps.

2. Liquidity
Since inception, the Company's operations have focused on organization and staffing, business planning, raising capital, establishing an intellectual property portfolio, conducting preclinical studies and clinical trials, pursuing regulatory approvals and commercializing XHANCE in the US. As of March 31, 2024, the Company had cash and cash equivalents of $51,644 and working capital of $48,417.
On May 10, 2024, the Company completed a registered direct offering pursuant to which it issued an aggregate of 31,800,000 shares of common stock at a purchase price of $1.00 per share and, in lieu of shares of common stock to certain investors, pre-funded warrants to purchase an aggregate of 23,700,000 shares of common stock at a price of $0.999 per pre-funded warrant, which represents the per share offering price for common stock less the $0.0001 per share exercise price for each such pre-funded warrant. The aggregate net proceeds from the offering are expected to be approximately $55,000.
The Company’s continuation as a going concern is dependent on its ability to maintain compliance with the covenants under the A&R Note Purchase Agreement (Note 8) and its ability to generate sufficient cash flows from operations or other sources to meet its obligations as they come due. The Company follows the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 205-40, Presentation of Financial Statements—Going Concern, which requires management to assess the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. At December 31, 2023, Management identified conditions and events that raised substantial doubt about the Company’s ability to continue as a going concern as management believed it was unlikely, without additional capital, that the Company would maintain compliance with certain covenants in the A&R Note Purchase Agreement in which case the lender could accelerate all amounts due under the agreement. As noted above, the Company completed a registered direct offering on May 10, 2024. The aggregate net proceeds from the offering are expected to be approximately $55,000. The Company believes that its cash and cash equivalents on hand as of March 31, 2024, along with the proceeds from the offering, will be sufficient to fund it operations and debt service obligations and maintain compliance with the liquidity covenant under the A&R Note Purchase Agreement for at least next twelve months from the issuance of these financial statements.

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

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

The Company is subject to a number of risks similar to other life sciences companies, including, but not limited to, successful discovery, development and commercialization of its products and product candidates, raising additional capital, the development by its competitors of new technological innovations, protection of proprietary technology and market acceptance of the Company’s products.

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
In the opinion of management, the accompanying unaudited interim financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the financial statements) considered necessary to present fairly the Company's financial position as of March 31, 2024 and its results of operations for the three months ended March 31, 2024 and 2023 and cash flows for the three months ended March 31, 2024 and 2023. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The unaudited interim financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2023 contained in the Company’s annual report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 7, 2024.
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
Customer and supplier concentration
The Company has exposure to credit risk in accounts receivable from sales of product. XHANCE is sold to wholesale pharmaceutical distributors and preferred pharmacy network (PPN) partners, who, in turn, sell XHANCE to pharmacies, hospitals and other customers. Five customers represented approximately 86% and 58% of the Company's accounts receivable at March 31, 2024 and 2023, respectively. Five customers represented approximately 66% and 39% of the Company's net product sales for the three months ended March 31, 2024 and 2023, respectively.
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
At March 31, 2024 and December 31, 2023, the Company's financial instruments included cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and certain liability classified warrants. The carrying amounts reported in the Company's financial statements for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates their respective fair values because of the short-term nature of these instruments. In addition, at March 31, 2024, the Company believed the carrying value of debt approximates fair value as the interest rates were reflective of the rate the Company could obtain on debt with similar terms and conditions. At March 31, 2024, there were no financial assets or liabilities measured at fair value on a recurring basis other than the liability classified warrants.
In November 2022, the Company issued warrants in connection with a public offering. Pursuant to the terms of the warrant agreement, the Company could be required to settle the warrants in cash in the event of an acquisition of the Company and, as a result, the warrants are required to be measured at fair value and reported as liability in the consolidated balance sheet. The Company recorded the fair value of the warrants upon issuance using a Monte Carlo simulation and is required to revalue the warrants at each reporting date with any changes in fair value recorded on our statement of operations. The valuation of the warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. The change in the fair value of the Level 3 warrants liabilities is reflected in the statement of operations for the three months ended March 31, 2024.
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
Basic net income (loss) per common share is determined by dividing net income (loss) applicable to common stockholders by the weighted average common shares outstanding during the period. For the three months ended March 31, 2024 and 2023, the outstanding common stock options, restricted stock units, common stock warrants and shares to be issued under the Company's 2017 Employee Stock Purchase Plan have been excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted net loss per share are the same.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)
Diluted net loss per common share for the periods presented do not reflect the following potential common shares, as the effect would be antidilutive:

	March 31,
	2024	2023
Stock options	9,289,484	10,489,593
Restricted stock units	4,927,069	2,691,174
Common stock warrants	32,768,000	32,768,000
Total	46,984,553	45,948,767
Income taxes
In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the three months ended March 31, 2024 and 2023, the Company recorded no tax expense or benefit due to the expected current year loss and its historical losses. As of March 31, 2024 and December 31, 2023, the Company concluded that a full valuation allowance would be necessary for all of its net deferred tax assets. The Company had no amounts recorded for uncertain tax positions, interest or penalties in the accompanying consolidated financial statements.
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
Level 2: Quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and
Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).
Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level I, 2 and 3 during the three months ended March 31, 2024.
The table below presents the liabilities (in thousands) measured and recorded in the financial statements at fair value on a recurring basis at March 31, 2024 categorized by the level of inputs used in the valuation of each liability.

	March 31, 2024
	Total	Level 1	Level 2	Level 3
Liabilities
Warrant Liability	$18,500	$—	$—	$18,500
Total Liabilities	$18,500	$—	$—	$18,500

	December 31, 2023
Liabilities
Warrant Liability	$17,200	$—	$—	$17,200
Total Liabilities	$17,200	$—	$—	$17,200
Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis
Warrant Liability
The reconciliation of the Company's warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

Warrant Liability
Balance, December 31, 2023	$17,200
Warrants issued	—
Change in fair value of liability	1,300
Balance, March 31, 2024	$18,500

Assumptions Used in Determining Fair Value of Liability-Classified Warrants
The Company issued warrants to purchase 30,268,000 shares of Common Stock at a public offering price of $0.01 per warrant (the Warrants). Each Warrant has an exercise price of $2.565 per share of common stock and is exercisable until the expiration date, which is the fifth anniversary of the date of issuance (November 23, 2027). After such date, any unexercised Warrants will expire and have no further value. If the Company issues or sells, or is deemed pursuant to the terms of the Warrants to have issued or sold, any shares of common stock (which includes, among other things, options and securities convertible into shares of common stock), subject to certain exceptions and excluding certain issuances defined in the Warrants as "excluded issuances, for a price per share less than the exercise price of the Warrants in effect immediately prior to such issuance or sale or deemed issuance

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)
or sale (such event, a dilutive issuance), then immediately after such dilutive issuance the exercise price then in effect of the Warrants shall be reduced to the price of the shares of common stock issued or sold or deemed to be issued or sold in the dilutive issuance in the manner set forth in the Warrant.
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

	March 31, 2024	December 31, 2023
Stock price	$1.46	$1.29
Strike price	$2.57	$2.57
Expected volatility	55.0%	60.0%
Risk-free interest rate	4.2%	3.9%
Expected dividend yield	—%	—%
Expected life (years)	3.6	3.9
Fair value per warrant	$0.61	$0.57
On May 10, 2024, the Company completed a registered direct offering which resulted in the exercise price of the Warrants being reduced from $2.565 to $1.00 (which was the offering price of each share sold in the registered direct offering) pursuant to the anti-dilution price protection provisions of such Warrants. All other terms of the Warrants remain unchanged.

5. Inventory
Inventory consisted of the following:

	March 31, 2024	December 31, 2023
Raw materials	$2,580	$2,400
Work-in-process	4,966	3,281
Finished goods	2,769	2,371
Total inventory	$10,315	$8,052
Inventories are stated at the lower of cost or net realizable value, as determined on a first-in, first-out, basis.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

6. Property and Equipment
Property and equipment, net, consisted of the following:

	March 31, 2024	December 31, 2023
Computer equipment and software	$1,465	$1,443
Furniture and fixtures	366	366
Machinery and equipment	3,146	3,146
Leasehold improvements	609	609
Construction in process	115	115
	5,701	5,679
Less: accumulated depreciation	(4,947)	(4,864)
	$754	$815
Depreciation expense was $83 and $72 for the three months ended March 31, 2024 and 2023, respectively.
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of:

	March 31, 2024	December 31, 2023
Accrued expenses:
Product revenue allowances	$16,751	$20,145
Selling, general and administrative expenses	4,868	6,229
Research and development expenses	334	644
Payroll expenses	5,280	6,801
Accrued interest	—	4,666
Other	2,835	3,015
Total accrued expenses	$30,068	$41,500
Other current liabilities:
Lease liability	$725	$911
Total other current liabilities	725	911
Total accrued expenses and other current liabilities	$30,793	$42,411

8. Debt
On September 12, 2019 (the Closing Date), the Company entered into a Note Purchase Agreement with funds managed by Pharmakon Advisors, LP (Pharmakon), the investment manager of BioPharma Credit Funds (BioPharma). The Note Purchase Agreement provided the Company with $130,000 in debt financing, of which $80,000 of senior secured notes (the Pharmakon Senior Secured Notes) was issued on the Closing Date, $30,000 was issued on February 13, 2020 and $20,000 was issued on December 1, 2020.
On November 23, 2022, the Company amended and restated the Note Purchase Agreement, initially entered into on September 12, 2019 and amended through November 9, 2022, among the Company, its subsidiaries, OptiNose US, Inc., OptiNose AS and OptiNose UK, Ltd., and BioPharma Credit PLC, as collateral agent, and the purchasers party thereto from time to time (the A&R Note Purchase Agreement). Pursuant to the A&R Note Purchase Agreement, certain modifications to the affirmative and negative covenants, events of default and other provisions were made, including, without limitation, (i) the requirement for the Company to deliver quarterly and annual financial statements that, commencing with the Company's consolidated financial statements for the year ending December 31, 2023 and subject to certain exceptions, are not subject to a “going concern” statement (the Going Concern Covenant) and (ii) the removal of certain exceptions to the negative covenants which previously permitted the Company to enter into certain transactions without the consent of the holders of the Pharmakon Senior Secured Notes, including permitted acquisitions, swap contracts, convertible bonds and revolving credit facilities. The

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

financial covenants requiring the Company to achieve minimum trailing twelve-month consolidated XHANCE net product sales and royalties were amended to be pushed back to March 31, 2024.

The A&R Note Purchase Agreement extended the maturity date of the Pharmakon Senior Secured Notes from September 12, 2024 to June 30, 2027 (New Maturity Date), extended the interest-only period from September 2023 to September 2025, after which principal repayments will commence starting on September 30, 2025 and will be made in eight equal quarterly installments of principal and interest through the New Maturity Date. As part of the A&R Note Purchase Agreement the Pharmakon Senior Secured Notes now bear an amended interest rate through the New Maturity Date equal to the 3-month Secured Overnight Financing Rate (subject to a 2.50% floor), determined as of the date that is two business days prior to the commencement of each quarter, plus 8.50% per annum, which interest rate shall be increased by an additional 3.00% per annum upon the occurrence and during the continuation of any event of default. The effective interest rate as of March 31, 2024 is 14.80%.

As an inducement for the holders of the Pharmakon Senior Secured Notes to enter into the A&R Note Purchase Agreement, the Company was required to pay the holders of the Pharmakon Senior Secured Notes an amendment fee of $3,900 (representing 3.00% of the then outstanding principal balance of such notes) due on the New Maturity Date or the earlier repayment of the Pharmakon Senior Secured Notes, which amendment fee shall reduced to $2,600 in the event that the Company repays the Pharmakon Senior Secured Notes in full on or after the one-year anniversary of the date of the A&R Note Purchase Agreement and prior to second anniversary of the date of the A&R Note Purchase Agreement. Additionally, the $1,300 fee payable under the Fourth Amendment to the Note Purchase Agreement that the Company entered into on November 9, 2022 will be credited against the amendment fee payable in connection with the A&R Note Purchase Agreement.

On March 5, 2024, the Company entered into a first amendment and waiver (the First Amendment) to the A&R note Purchase Agreement. The First Amendment provided for a waiver of Going Concern Covenant for the audited financial statements for the year ended December 31, 2023 and unaudited quarterly financial statements for the quarter ending March 31, 2024.

On March 8, 2024, the Company entered into a second amendment (the Second Amendment) to the A&R Note Purchase Agreement. Pursuant to the Second Amendment, the financial covenants requiring the Company to achieve minimum trailing twelve-month consolidated XHANCE net product sales and royalties was modified as follows (amounts in thousands):

Trailing Twelve-Months Ending	As Revised Pursuant to Second Amendment
March 31, 2024	$70,000
June 30, 2024	$70,000
September 30, 2024	$72,500
December 31, 2024	$75,000
March 31, 2025	$80,000
June 30, 2025	$87,500
September 30, 2025	$95,000
December 31, 2025	$105,500
March 31, 2026	$120,000
June 30, 2026	$130,000
September 30, 2026	$145,000
December 31, 2026	$150,000
March 31, 2027	$155,000
June 30, 2027	$160,000

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

In addition, the "make-whole" premium payment due in connection with any principal prepayments (whether mandatory or voluntary) was modified as part of the Second Amendment to provide that the Company will be required to pay a make-whole premium in the amount of (i) for any prepayment occurring up to and including November 21, 2024 (which represents the 24th-month anniversary of the effective date of the A&R Note Purchase Agreement), the sum of all interest that would have accrued on the principal amount of the notes prepaid or required to be prepaid from the date of such prepayment through and including the 18th-month anniversary of such prepayment date; and (b) for any prepayment occurring after November 21, 2024 (which represents the 24th-month anniversary of the effective date of the A&R Note Purchase Agreement) but prior to May 21, 2026 (which represents the 42nd-month anniversary of the effective date of the A&R Note Purchase Agreement), the sum of all interest that would have accrued on the principal amount of the notes prepaid or required to be prepaid from the date of such prepayment through and including May 21, 2026 (which represents the 42nd-month anniversary of the effective date of the A&R Note Purchase Agreement); provided, however, that in no event shall all make-whole amounts payable by the Company exceed $24,000 in the aggregate.

On May 8, 2024, the Company entered into a third amendment (the Third Amendment) to the A&R Note Purchase Agreement. The Third Amendment provided for a further waiver of the Going Concern Covenant for the Company’s quarterly and annual financial statements through the fiscal quarter ending September 30, 2025. The Going Concern Covenant will continue to apply to the Company’s financial statements for the fiscal year ending December 31, 2025 and each fiscal quarter and fiscal year thereafter. In addition, pursuant to the Third Amendment the minimum amount of cash and cash equivalents that the Company is required to maintain at all times under the A&R Note Purchase Agreement (the Liquidity Covenant) will be reduced from $30,000 to $20,000 following the date of the first quarterly payment of principal due on September 30, 2025.

As part of the Third Amendment, the Company issued an aggregate of 4,680,000 shares of common stock to the holders of the Pharmakon Senior Secured Notes in satisfaction of $4,680 of outstanding amendment and waiver fees owed under the A&R Note Purchase Agreement for prior amendments and waivers, which shares were calculated based on the offering price of each share of common stock sold in the registered direct offering completed on May 10, 2024. Additionally, the common stock warrants, dated November 18, 2021, issued to the holders of the Pharmakon Senior Secured Notes for the purchase of an aggregate of 2,500,000 shares of Company common stock (the Pharmakon Warrants) were amended to (i) reduce the exercise price of the Pharmakon Warrants from $1.60 per share to $1.00, which is the offering price of each share of common stock sold in the registered direct offering completed by the Company on May 10, 2024, and (ii) extend the expiration date of the Pharmakon Warrants from November 18, 2024 to November 18, 2026.

The Pharmakon Senior Secured Notes are secured by a pledge of substantially all of the assets of the Company and the Guarantors and the A&R Note Purchase Agreement contains affirmative and negative covenants customary for financings of this type, including limitations on the Company’s and its subsidiaries’ ability, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, repay junior indebtedness, incur a material adverse change and enter into affiliate transactions, in each case, subject to certain exceptions. In addition, the A&R Note Purchase Agreement contains financial covenants requiring the Company to maintain certain minimum trailing twelve-month consolidated XHANCE net sales and royalties, tested on a quarterly basis, and to maintain compliance with the Liquidity Covenant. As of March 31, 2024, the Company was in compliance with the covenants. The A&R Note Purchase Agreement also includes events of default customary for financings of this type, in certain cases subject to customary periods to cure, following which the holders of the Pharmakon Senior Secured Notes may accelerate all amounts outstanding under such notes.

The Company recorded interest expense of $4,970 and $4,672 during the three months ended March 31, 2024 and 2023, respectively. Interest expense included total coupon interest and the amortization of debt issuance costs.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

The Pharmakon debt balance is comprised of the following:

	March 31, 2024	December 31, 2023
Face amount	$130,000	$130,000
Front end fees	(479)	(518)
Debt issuance costs	(4,848)	(5,235)
Back end fees	5,980	5,980
Debt, net	$130,653	$130,227
The Company classified the Pharmakon debt as a current liability at December 31, 2023 as it believed that, without additional capital, it was unlikely to comply with certain covenants in the A&R Note Purchase Agreement. The Pharmakon debt has been classified as long-term at March 31, 2024 as principal payments do not commence until the third quarter of 2025 and with the additional capital received from the May 10, 2024 registered direct offering (Note 2), the Company now expects to be in compliance with the Pharmakon debt covenants for at least the next 12 months.
9. Commitments and Contingencies
The Company has a manufacturing agreement (the Hikma Agreement) for the purchase of product with Hikma Pharmaceuticals USA Inc. (Hikma) which expires on December 31, 2026. Either the Company or Hikma may terminate the Hikma Agreement for uncured material breach by or insolvency of the other party. Additionally, the Company may terminate the Hikma Agreement if, among other things, any intellectual property of any third party is reasonably alleged by a third party to be infringed, misappropriated or otherwise violated by the manufacture, import, use, sale or distribution of XHANCE or if any regulatory authority requires the Company to cease production of the sale of XHANCE. As part of the Hikma Agreement, the Company has agreed to make minimum purchases of product of $1,688 in 2024, and $2,251 million in both 2025 and 2026. If the Company fails to achieve the minimum purchase commitments, the Company must pay Hikma 50% of the amount of any shortfall and must reimburse Hikma for certain non-cancellable costs and expenses. The Company's minimum purchase commitments are subject to certain exceptions and reductions. The Company has made $428 in purchases during the three months ended March 31, 2024 under the Hikma Agreement.

10. Employee Benefit Plans
For US employees, the Company maintains a defined contribution 401(k) retirement plan. As of March 31, 2024 and 2023, $183 and $61 respectively, were recorded in accrued liabilities related to the Company match. The Company's contributions are made in cash.
The Company also maintains a severance benefit plan for employees that is governed by the Employee Retirement Income Security Act of 1974. The severance benefit plan provides severance benefits to eligible employees who are involuntarily terminated from their jobs for reasons other than cause, disability, or death.
11. Stockholders' Equity
As of March 31, 2024, the Company had the following warrants outstanding to purchase shares of Common Stock:

Number of warrants	Classification	Exercise Price Per Share	Expiration Date
2,500,000	Equity	$1.60	November 18, 2024
30,268,000	Liability	$2.565	November 23, 2027

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

On May 10, 2024, the Company completed a registered direct offering pursuant to which it issued an aggregate of 31,800,000 shares of common stock at a purchase price of $1.00 per share and, in lieu of shares of common stock to certain investors, pre-funded warrants to purchase an aggregate of 23,700,000 shares of common stock at a price of $0.999 per pre-funded warrant, which represents the per share offering price for common stock less the $0.0001 per share exercise price for each such pre-funded warrant.
Upon the completion of the registered direct offering on May 10, 2024, the exercise price of the the 30,268,000 liability classified warrants was reduced from $2.565 to $1.00 (which was the offering price of each share sold in the registered direct offering) pursuant to the anti-dilution price protection provisions of such warrants. All other terms of the liability classified warrants remained unchanged.
Additionally, on May 10, 2024, pursuant to the Third Amendment to the A&R Note Purchase Agreement, the 2,500,000 equity classified common stock warrants listed above were amended to reduce the exercise price from $1.60 per share to $1.00 per share, and to extend the expiration date from November 18, 2024 to November 18. 2026.
12. Stock-based Compensation
The Company recorded total stock-based compensation expense related to stock options, restricted stock units and it's employee stock purchase plan awarded under the Company's 2010 Stock Incentive Plan, as amended and restated effective as of October 12, 20217 (the 2010 Plan), 2017 Employee Stock Purchase Plan (2017 Plan) and grants made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4) in the following expense categories in the accompanying consolidated statements of operations as follows:

	Three Months Ended March 31,
	2024	2023
Cost of product sales	$17	$6
Research and development	57	155
General and administrative	1,382	1,361
	$1,456	$1,522
Stock Options
The Company issues stock-based awards pursuant to the 2010 Plan. The Company has issued service-based, performance-based, and market-based stock options that generally have a contractual life of up to 10 years and may be exercisable in cash or as otherwise determined by the Company's board of directors or committee thereof. Vesting generally occurs over a period of not greater than four years. Performance-based options may vest upon the achievement of certain milestones. As of March 31, 2024, all of the performance conditions related to performance-based stock options issued by the Company had been achieved. Market-based options may vest upon the achievement of certain market-based objectives relating to the trading price of the Company's common stock.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

The following table summarizes the activity related to stock option grants to employees and non-employees for the three months ended March 31, 2024:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life
Outstanding at December 31, 2023	8,527,626	$5.03	6.55
Granted	1,139,601	1.81
Exercised	—	—
Expired	(20,838)	2.27
Forfeited	(351,905)	4.93
Outstanding at March31, 2024	9,294,484	$4.64	7.02
Exercisable at March 31, 2024	4,781,043	$7.34	5.34

During the three months ended March 31, 2024, service-based stock options to purchase 1,139,601 shares of common stock were granted to employees and generally vest over four years. The stock options had an estimated weighted average grant date fair value of $1.24. The grant date fair value of each service-based and performance-based option grant was estimated at the time of grant using the Black-Scholes option-pricing model. The grant date fair value of each market-based stock option grant was estimated at the time of grant using a Monte Carlo simulation.
The aggregate intrinsic value of stock options outstanding and stock options exercisable, other than market-based stock options, as of March 31, 2024 was $193 and $10, respectively. At March 31, 2024, the unrecognized compensation cost related to unvested stock options, other than market-based stock options, expected to vest was $4,370. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 2.91 years.
Included in the table above are 569,345 market-based options outstanding granted in 2022. These options generally become eligible to vest over four years, subject to the achievement of certain market-based objectives relating to the trading price of the common stock. Stock-based compensation for these awards is recognized over the derived service period of approximately 2 years. The grant date fair value of each stock option grant, as well as the derived service period for these awards, was estimated at the time of grant using a Monte Carlo simulation. During the three months ended March 31, 2024, no market-based options vested upon the achievement of certain market-based objectives relating to the trading price of the Company's common stock.
Included in the table above are 711,500 options outstanding granted outside the 2010 Plan. The grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).
The Company calculated the fair value of the stock option grants using the following weighted average assumptions:

	Three Months Ended March 31,
	2024	2023
Risk free interest rate	4.30%	4.02%
Expected term (in years)	6.08	6.08
Expected volatility	74.13%	75.28%
Annual dividend yield	0.00%	0.00%

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
The following table summarizes the activity related to RSUs granted to employees for the three months ended March 31, 2024:

Shares
Balance at December 31, 2023	1,897,421
Granted	3,574,200
Vested and settled	(478,520)
Expired/forfeited/canceled	(66,032)
Balance at March 31, 2024	4,927,069
Expected to vest at March 31, 2024	4,927,069
During the three months ended March 31, 2024, the Company granted 3,574,200 RSUs at a weighted-average grant date fair value of $1.82, all of which were service-based RSUs. No performance-based RSUs were granted in the three months ended March 31, 2024. As of December 31, 2023, the milestone associated with the previously granted performance based-RSUs was achieved. At March 31, 2024, the unrecognized compensation cost related to unvested service-based RSUs expected to vest was $8,760, to be recognized over an estimated weighted-average amortization period of 3.09 years. The unrecognized compensation cost related to unvested performance-based RSUs was $80, which will be recognized over the remaining service period.
Included in the table above are 60,000 RSUs granted outside the 2010 Plan. The grants were made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).
2017 Employee Stock Purchase Plan
Under the 2017 Plan, shares of Common Stock may be purchased by eligible employees who elect to participate in the 2017 Plan at 85% of the lower of the fair market value of Common Stock on the first or last day of designated offering periods. During the three months ended March 31, 2024, the Company issued 160,711 shares of Common Stock to employees.
The Company calculated the fair value of each grant under the 2017 Employee Stock Purchase Plan using the following weighted average assumptions:

	Three Months Ended March 31,
	2024	2023
Risk free interest rate	0.05%	0.05%
Expected term (in years)	0.5	0.5
Expected volatility	65.06%	71.43%
Annual dividend yield	—%	—%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read this section in conjunction with our unaudited interim consolidated financial statements and related notes included in Part I. Item 1 of this Form 10-Q and our audited consolidated financial statements and related notes thereto and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (SEC) on March 7, 2024. In addition to historical information, some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. As a result of many factors, our actual results could differ materially from the results described in or implied by such forward-looking statements. Please refer to the "Cautionary Note Regarding Forward-Looking Statements" section of this Form 10-Q for additional information.
Company Overview
We are a specialty pharmaceutical company focused on the development and commercialization of products for patients treated by ear, nose and throat (ENT) and allergy specialists. Our first commercial product, XHANCE® (fluticasone propionate) nasal spray, 93 micrograms (mcg), is a therapeutic utilizing our proprietary Exhalation Delivery System™ (EDS®) that delivers a topically-acting corticosteroid for the treatment of chronic rhinosinusitis with and without nasal polyps. Chronic rhinosinusitis is a serious nasal inflammatory disease that is treated using therapies, such as intranasal steroids (INS), which have significant limitations. We believe XHANCE has a differentiated clinical profile with the potential to become part of the standard of care for this disease because it is able to deliver medication to the primary site of inflammation high and deep in the nasal passages in regions not adequately reached by conventional INS. Additionally, we believe the current practice of postoperative INS use could support XHANCE’s adoption as a maintenance therapy to improve outcomes following sinus surgery.
XHANCE was approved by the United States (US) Food and Drug Administration (FDA) in September 2017 for the treatment of nasal polyps in patients 18 years of age or older (which indication statement was subsequently changed to "chronic rhinosinusitis with nasal polyps" in patients 18 years of age or older to reflect new FDA labeling terminology and not based on new XHANCE clinical trial data). We made XHANCE widely available through commercial channels in April 2018. On March 15, 2024, the FDA approved XHANCE for the treatment of chronic rhinosinusitis without nasal polyps in patients 18 years of age and older. XHANCE is the first and only drug therapy approved by the FDA for the treatment of chronic rhinosinusitis without nasal polyps.
We are relaunching XHANCE to focus on the comparatively larger market opportunity that we believe is created by the new indication. We plan to continue to focus our commercial efforts primarily to the ENT and allergy specialist audience while seeking partnerships to extend the commercialization of XHANCE into primary care. We realigned our 75 sales territories at the start of 2024 in order to optimize the chronic sinusitis prescribing potential within the called on specialist audience. As a result of the realignment, approximately 40% of targets in the called on specialist audience are new to our territory managers. We completed training with our territory managers on new promotional materials during a national sales meeting the week of April 8, 2024 and deployed those to the field starting the week of April 15, 2024.
In accordance with the Pediatric Research Equity Act, and as part of its approval of XHANCE for the treatment of chronic rhinosinusitis without nasal polyps in patients 18 years of age and older, the FDA required that we conduct a randomized, double-blind, placebo controlled, parallel group clinical study in children and adolescents 12 to 17 years of age with chronic rhinosinusitis without nasal polyps to assess the safety, efficacy, and pharmacokinetics of XHANCE using a Bayesian borrowing approach to evaluate efficacy in this population. We submitted our draft protocol to the FDA with respect to the pediatric study in March 2024 as required, and we are required to complete the study by March 2028 and submit a final report with respect to the study by October 2028.
The medical community and payers generally use the terms "chronic sinusitis" and "chronic rhinosinusitis" interchangeably. FDA uses the term "chronic rhinosinusitis" and recognizes two distinct indications "chronic rhinosinusitis with nasal polyps" and "chronic rhinosinusitis without nasal polyps". It is our view that variations in terminology are synonymous from a promotional perspective. In this Quarterly Report on Form 10-Q, we generally use the terms "chronic sinusitis" and "chronic rhinosinusitis without nasal polyps" as being synonymous.
XHANCE Business Update
We track and report metrics that we believe are an important part of assessing our progress in key strategic areas including:

•XHANCE Net Product Revenues per Prescription. We calculate average net product revenues per prescription, one metric that we use to gauge the profitability of XHANCE, by dividing net product revenues for the quarter by the estimated number of XHANCE prescriptions dispensed during the quarter. Average XHANCE net product revenues per prescription were $227 in the first quarter of 2024 which represents a 63% increase when compared to the $139 average XHANCE net product revenues per prescription in the first quarter of 2023. The increase in average net product revenues per prescription is primarily the result of changes we made to our co-pay saving program intended to reduce the number of prescriptions filled by patients in commercial insurance plans that either do not cover XHANCE or are in commercial insurance plans that have high deductibles. In addition, we believe the disruption in services at Change Healthcare, the claims processor for our vendor that administers the XHANCE co-pay support program, hindered access to our co-pay benefit for uncovered patients. We believe this disruption had a favorable effect on XHANCE net revenue per prescription and expect it to be isolated to first quarter 2024.
During the second half of 2023 we began to modify our co-pay assistance program to reduce the amount co-pay assistance available to patients that do not have coverage for XHANCE or have high out of pocket costs. These changes were intended to increase average net revenue per prescription by decreasing the amount we pay in co-pay assistance for these prescriptions and decreasing the number of these prescriptions that are filled because they have limited or no profitability. We have continued to make changes through the first quarter of 2024 and in the future may make additional changes to our co-pay assistance program designed to increase average net revenue per prescription.

•XHANCE Prescriptions. Based on third-party inventory and prescription data as well as data from our hub and PPN partners, the total estimated number of XHANCE prescriptions in the first quarter of 2024 was 65,500, which represents a 23% decrease for total prescriptions when compared to estimated first quarter 2023 prescriptions of 85,200. We believe the first quarter 2024 decrease in prescriptions was primarily driven by changes we made to our co-pay saving program intended to reduce the number of prescriptions filled by patients in commercial insurance plans that either do not cover XHANCE or are in commercial insurance plans that have high deductibles.
A seasonal effect has historically been observed in both the INS and XHANCE prescription markets in which market volume generally peaks near the middle of the second quarter and declines into the early part of the third quarter of each calendar year.
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
•XHANCE New and Refill Prescriptions. The underlying disease that we are treating is chronic and, as a result, many patients may fill multiple prescriptions per year. We monitor new prescriptions as they create the potential for future refill prescriptions. As noted above, we believe the first quarter 2024 decrease in prescriptions (including both new and refill prescriptions) was primarily driven by changes we made to our co-pay saving program intended to reduce the number of prescriptions filled by patients in commercial insurance plans that either do not cover XHANCE or are in commercial insurance plans that have high deductibles. Based on third-party inventory and prescription data as well as data from or hub and PPN partners, the total estimated number of XHANCE new prescriptions in the first quarter of 2024 was 24,700, which represents a 19% decrease for new prescriptions when compared to estimated first quarter 2023 new prescriptions of 30,400.

We track refill prescriptions and provide patient co-pay assistance to support refill programs that are administered by our hub or PPN partners. Based on third-party inventory and prescription data as well as data from our hub and PPN partners, the total estimated number of XHANCE refill prescriptions in the first quarter of 2024 was 40,800, which represents a 26% decrease for new prescriptions when compared to estimated first quarter 2023 new prescriptions of 54,800.

•Prescribing Breadth and Depth. We track the number of physicians who prescribe XHANCE in a time period to evaluate the breadth of prescribing. We do not distinguish profitable and unprofitable prescribing in this metric. Based on third-party inventory and prescription data as well as data from our hub and PPN partners, the total estimated number of physicians who had at least one patient fill a prescription for XHANCE in the first quarter of 2024 was 8,451, which represents a 1% decrease when compared to the estimated 8,545 physicians who had at least one patient fill a prescription for XHANCE in the first quarter of 2023. In addition, the total estimated number of physicians who had at least one patient fill a prescription for XHANCE was 8,624 in the second quarter of 2023, 8,427 in the third quarter of 2023, and 8,478 in the fourth quarter of 2023.
We also track the number of prescriptions filled by a prescribing physician's patients in a time period to evaluate depth of prescribing. We do not distinguish profitable and unprofitable prescribing in this metric. Based on third-party prescription data as well as data from our hub and PPN partners, the total estimated number of physicians who had more than 15 XHANCE prescriptions filled by their patients in the first quarter of 2024 was 1,023, which represents a 26% decrease when compared to the estimated 1,391 physicians who had more than 15 XHANCE prescriptions filled by their patients in the first quarter of 2023. In addition, the total estimated number of physicians who had more than 15 XHANCE prescriptions filled by their patients was 1,428 in the second quarter of 2023, 1,346 in the third quarter of 2023, and 1,229 in the fourth quarter of 2023.
•Market Access. We believe that as of March 31, 2024, approximately 70% of insured lives were in a plan that covers XHANCE. However, payors generally impose restrictions on access to or usage of XHANCE, such as by requiring prior authorizations or "step-edits". For example, insurers may require that a physician attest that they are treating a patient for an FDA-approved indication prior to becoming eligible for coverage for XHANCE. We believe that approximately half of the covered lives as of March 31, 2024 are in a plan that requires a prior authorization and most of those prior authorizations request information regarding both prior use of standard-delivery nasal steroid, and patient diagnosis for an indication for which XHANCE has been approved by the FDA. In some cases, patients do not meet the payors' utilization management criteria or the patient's healthcare provider may not complete the burdensome administrative process required to demonstrate or document that the patients for whom XHANCE has been prescribed meet the payors’ utilization management criteria (i.e., prior authorizations or step-edits) and, as a result, patients may not gain access to XHANCE treatment. The approval of XHANCE in March 2024 as a treatment for chronic sinusitis could make the prior authorization process easier for physicians to attest because chronic sinusitis is a more common clinical diagnosis and a diagnosis made by many types of physician, including those who do not have routine in-office ability to perform nasal endoscopy to ascertain the presence of nasal polyps. Payors can elect to change utilization management criteria to be more or less restrictive at any time, and changes in utilization management criteria or increasing rates of enforcement of utilization management criteria in the future could have a negative effect on prescription volume.

Financial Operations Overview
The following discussion sets forth certain components of our consolidated statements of operations as well as factors that impact those items.
Net product revenues
Sales of XHANCE generated $14.9 million and $11.8 million in net product revenues for the three months ended March 31, 2024 and 2023, respectively. In accordance with GAAP, we determine net product revenues for XHANCE, with specific assumptions for variable consideration components including but not limited to trade discounts and allowances, co-pay assistance programs and payor rebates.

Based on available XHANCE prescription data purchased from third parties and data from our hub and PPN partners, our average XHANCE net product revenues per prescription were $227 in the first quarter of 2024 which represents a 63% increase compared to the $139 average XHANCE net product revenues per prescription in the first quarter of 2023. The increase in average net product revenues per prescription is primarily the result of changes we made to our co-pay saving program intended to reduce the number of prescriptions filled by patients in commercial insurance plans that either do not cover XHANCE or are in commercial insurance plans that have high deductibles. In addition, we believe the disruption in services at Change Healthcare, the claims processor for our vendor that administers the XHANCE co-pay support program, hindered access to our co-pay benefit for uncovered patients. We believe this disruption had a favorable effect on XHANCE net revenue per prescription and expect it to be isolated to first quarter 2024.
We calculate average net product revenues per prescription, one metric that we use to gauge the profitability of XHANCE, by dividing net product revenues for the quarter by the estimated number of XHANCE prescriptions dispensed during the quarter. As a result, average net product revenues per prescription is subject to variability. That variability is impacted by factors that do not necessarily reflect a change in the price that is paid for an individual unit of XHANCE, including but not limited to ordering patterns and inventory levels for our wholesale customers, hub and PPN partners, patient utilization rates of our co-pay assistance and other affordability programs and the proportion of patients acquiring XHANCE through an insurance benefit. There is also the potential for variability that results from changes in estimation methodology by us and the third parties that we rely upon to provide certain prescription and inventory data which may lead to revisions of historical estimates of prescription volumes and our calculated average net product revenues per prescription.
We expect full year 2024 net product revenues will be between $85.0 to $95.0 million. For the full year 2024, we believe average net product revenues per prescription will exceed $230. We expect average net product revenues per prescription to increase in 2024, primarily as a result of revisions that we made to our co-pay assistance program in 2023 and early 2024 intended to enhance average net revenue per prescription by reducing co-pay support to, and thus prescriptions filled by, patients in commercial insurance plans that either do not cover XHANCE or are in commercial insurance plans that have high deductibles as these prescriptions have limited or no profitability.
Costs of product sales
Costs of product sales includes the cost of inventory sold, which includes direct and indirect manufacturing and supply chain costs.
Research and development expense
Research and development expense consists primarily of expenses incurred to prepare for, initiate and conduct our planned clinical trials, research efforts for new products and device improvements. We expense research and development costs as incurred. These expenses include:
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
We expect research and development expenses in 2024 to be lower than those in 2023.
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
Sales and marketing expenses include our sales team and supporting promotional materials, digital promotion, peer-to-peer education, congresses / conventions, product samples, and marketing activities such as direct-to-patient / direct-to-consumer initiatives. Additionally, sales and marketing-related expenses include fees paid to our hub and PPN partners for services unrelated to traditional distribution functions, such as patient services fees, data fees, benefit claims adjudication and program management fees.
Warrant Liability
In November 2022, we issued warrants in connection with a public offering. These warrants are required to be measured at fair value and reported as a liability in the consolidated balance sheet. We recorded the fair value of the warrants upon issuance using a Monte Carlo simulation and are required to revalue the warrants at each reporting date with any changes in fair value recorded on our statement of operations. The valuation of the warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. The change in the fair value of the Level 3 warrants liabilities is reflected in the statement of operations for the three months ended March 31, 2024 and 2023.
Interest (income) expense
Interest (income) expense consists of interest earned on our cash and cash equivalents held with institutional banks and interest expense is primarily related to the Pharmakon Senior Secured Notes.
Other (income) expense
Other (income) expense consists primarily of unrealized gains and losses on our warrant liability, as well as foreign currency (income) losses due to exchange rate fluctuations on transactions denominated in a currency other than our functional currency.

Consolidated Results of Operations
Comparison of three months ended March 31, 2024 and 2023
The following table sets forth our selected consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenues:
Net product revenues	$14,880	$11,846
Total revenues	14,880	11,846
Costs and expenses:
Cost of product sales	1,231	1,706
Research and development	1,206	1,785
Selling, general and administrative	20,518	22,723
Total operating expenses	22,955	26,214
Loss from operations	(8,075)	(14,368)
Other (income) expense:
Interest (income) expense, net	4,674	3,967
Other losses	1,318	512
Total other expense	5,992	4,479
Net loss	$(14,067)	$(18,847)
Net product revenues
Net product revenues related to sales of XHANCE were $14.9 million and $11.8 million for the three months ended March 31, 2024 and 2023, respectively. The year-over-year increase in net product revenues is attributable primarily to revisions that we made to our co-pay assistance program in the second half of 2023 as well as in January of 2024 intended to enhance average net revenue per prescription.
Cost of product sales
Cost of product sales related to XHANCE were $1.2 million and $1.7 million for the three months ended March 31, 2024 and 2023, respectively. The decrease of $0.5 million can be attributed to an a lower number of units sold in 2024.
Research and development expense
Research and development expense was $1.2 million and $1.8 million for the three months ended March 31, 2024 and 2023, respectively. The $0.6 million decrease is attributable to a decrease in costs related to the preparation and filing of our supplemental new drug application for XHANCE for the treatment of chronic sinusitis.
Selling, general and administrative expense
Selling, general and administrative expense was $20.5 million and $22.7 million for the three months ended March 31, 2024 and 2023, respectively. The $2.2 million decrease was due primarily to decrease in sales, marketing and administrative costs as well as $1.1 million of severance costs recognized in 2023.
Interest (income) expense, net
Interest (income) expense, net, was $4.7 million and $4.0 million for the three months ended March 31, 2024 and 2023, respectively, which was primarily comprised of interest expense on the Pharmakon Senior Secured Notes during both periods. The increase was due primarily to lower interest income generated in 2024 as a result of lower cash balances.

Other losses
In November 2022, we issued warrants in connection with a public offering. These warrants are required to be measured at fair value and reported as a liability in the consolidated balance sheet. We recorded the fair value of the warrants upon issuance using a Monte Carlo simulation and are required to revalue the warrants at each reporting date with any changes in fair value recorded on our statement of operations. The valuation of the warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. The change in the fair value of the Level 3 warrants liabilities is reflected in the statement of operations for the quarter ended March 31, 2024.
Other losses includes primarily $1.3 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively of unrealized losses on the fair value of warrants.
Liquidity and Capital Resources
Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. We incurred net losses of $14.1 million and $18.8 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $734.4 million. We have funded our operations primarily through the sale and issuance of stock and debt, as well as through sales of XHANCE and licensing revenues. As of March 31, 2024, we had $51.6 million in cash and cash equivalents.
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(22,025)	$(10,478)
Net cash used in investing activities	(22)	—
Net cash provided by financing activities	7	162
Net decrease in cash, cash equivalents and restricted cash	$(22,040)	$(10,316)
Operating activities
Cash used in operating activities increased by $11.5 million, from $10.5 million for the three months ended March 31, 2023 to $22.0 million for the three months ended March 31, 2024. The increase in cash used in operating activities was attributable to a decrease in accounts receivable, partially offset by a decrease in accrued expenses, and a lower net loss for the three months ended March 31, 2024.
Investing activities
Cash used in investing activities increased from the three months ended March 31, 2023 to the three months ended March 31, 2024 due to an increase in equipment and software purchases during the three months ended March 31, 2024.
Financing activities
Cash provided by financing activities decreased from the three months ended March 31, 2023 to the three months ended March 31, 2024 due to a decrease in proceeds from the issuance of common stock under our employee stock purchase plan.
Projected 2024 operating expenses
We expect that our total GAAP operating expenses, consisting of selling, general & administrative expenses and research & development expenses, for 2024 will be between $95million and $101 million of which approximately $6 million is expected to be stock-based compensation expense. As a result, our total operating expenses (consisting of selling, general & administrative expenses and research & development expenses) excluding approximately $6 million of expected stock-based compensation expense are expected to be between $89 million and $95 million. The $89 million to $95 million range is approximately a $9 million increase compared to 2023. The increase in selling, general, & administrative expenses from 2023 to 2024 is anticipated as we invest in the launch of XHANCE for the treatment of patients with chronic sinusitis.

Registered Direct Offering
On May 10, 2024, we completed a registered direct offering pursuant to which it issued an aggregate of 31,800,000 shares of common stock at a purchase price of $1.00 per share and, in lieu of shares of common stock to certain investors, pre-funded warrants to purchase an aggregate of 23,700,000 shares of common stock at a price of $0.999 per prefunded warrant which represents the per share offering price for common stock less the $0.0001 per share exercise price for each such pre-funded warrant. The aggregate net proceeds from the offering are expected to be approximately $55,000.
A&R Note Purchase Agreement

The principal balance of the Pharmakon Senior Secured Notes outstanding under the A&R Note Purchase Agreement was $130,000 at March 31, 2024. See Note 8 of our unaudited consolidated financial statements for a description of terms of the Pharmakon Senior Secured Notes and A&R Note Purchase Agreement, including repayment terms and applicable covenants.

Future funding requirements
We expect to continue to incur significant expenses in connection with our ongoing activities, particularly as we:
▪continue advertising and other promotional activities to support the commercialization of XHANCE;
▪continue to provide co-pay and other patient affordability programs for XHANCE;
▪continue clinical development activities for XHANCE, including studies mandated under the Pediatric Research Equity Act;
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
Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
▪the success of our commercialization of XHANCE for the treatment of chronic rhinosinusitis with nasal polyps and chronic sinusitis including, among other things, continued patient and physician adoption of XHANCE and our ability to maintain adequate insurance coverage and reimbursement for XHANCE;
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
▪the initiation, progress, timing, costs and results of clinical trials and other research and development related to additional product candidates,
▪the extent to which we in-license, acquire or otherwise partner in development or commercialization of other products, product candidates or technologies; and
▪our ability to maintain compliance with the financial covenants (including the requirement for us to achieve certain minimum trailing twelve-month consolidated XHANCE net sales and royalties thresholds and the requirement for us to maintain at least a minimum level of cash and cash equivalents at all times), and the other provisions under the A&R Note Purchase Agreement.
Commencing on September 30, 2025, we will be required to begin making principal repayments on our debt in eight quarterly installments of $16.3 million each through maturity in June 2027.

Although it is difficult to predict our future liquidity requirements, we will likely require additional capital in the future secured through equity or debt financings, partnerships, collaborations, or other sources in order to meet the debt service obligations under the Pharmakon Senior Secured Notes, including repayment, and to carry out our planned development and commercial activities. We believe that our existing cash and cash equivalents as of March 31, 2024, together with the net proceeds from the registered direct offering completed on May 10, 2024, will be sufficient to fund our operations and debt service obligations through 2025. Additional capital, secured in the future through equity or debt financings, partnerships, collaborations, or other sources, will likely be required, and may not be available on a timely basis, on favorable terms, or at all, and such capital, if raised, may not be sufficient to meet our debt service obligations, including repayment, or enable us to continue to implement our long-term business strategy. If additional capital is not secured when required, we may need to delay or curtail our operations until such funding is received. If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition and results of operations could be materially adversely affected and we may need to delay or curtail our operations until such funding is received. Additionally, we may fail to satisfy our debt covenants, may never become profitable, or if we do, may not be able to sustain profitability on a recurring basis.
Critical accounting policies
The Critical Accounting Policies and Significant Judgments and Estimates included in our annual report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 7, 2024, have not materially changed.
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
Our Chief Executive Officer and our Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 5. OTHER INFORMATION
On February 28, 2024, each of Ramy Mahmoud, the Company’s Chief Executive Officer and member of the board of directors, Anthony Krick, the Company's VP Finance and Chief Accounting Officer, Michael Marino, the Company’s Chief Legal Officer, and Paul Spence, the Company's Chief Commercial Officer, were granted restricted stock units (“RSUs”). In accordance with the applicable RSU award agreements relating to such RSU grants, each of these executive officers entered into “sell-to-cover” arrangements that constitute “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K), mandatorily requiring the pre-arranged sale of shares to satisfy tax withholding obligations arising solely from the vesting of the RSUs and the related issuance of shares. The amount of shares to be sold to satisfy the tax withholding obligations under these arrangements is dependent on the trading price of the Company’s common stock at the time of the vesting of the RSUs. The duration of each these arrangements is until the final vesting date of the applicable RSUs or the earlier forfeiture of unvested RSUs as set forth in the grant agreement.

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

10.1
First Amendment and Waiver to the Amended and Restated Note Purchase Agreement, dated March 5, 2024, among OptiNose US, Inc., OptiNose, Inc., BioPharma Credit PLC, and the purchasers from time to time party thereto (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K (File No. 001-38241), as filed with the SEC on March 7, 2024.

10.2
Second Amendment to the Amended and Restated Note Purchase Agreement, dated March 8, 2024, among OptiNose US, Inc., OptiNose, Inc., BioPharma Credit PLC and the purchasers from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-38241), as filed with the SEC on March 8, 2024.

10.3	* †	Manufacture and Supply Agreement, dated December 11, 2020, by and between OptiNose US, Inc. and Hikma Pharmaceuticals USA, Inc.
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.
31.2	*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act
32.1	**	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer.
32.2	**	Certification Pursuant to 18 U.S.C. Section 1350 of principal financial officer.
101.SCH		Inline XBRL Taxonomy Extension Schema Document.
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
        *    Filed herewith.
**    Furnished herewith.
†    Portions of this exhibit (indicated by asterisks) have been omitted in compliance with Item 601 of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTINOSE, INC.
Date:	May 14, 2024	By:	/s/ ANTHONY J. KRICK
			Name:	Anthony J. Krick
			Title:	Vice President, Finance & Chief Accounting Officer
(Principal Financial and Accounting Officer)