Form 10-Q
period 2024-06-30
OptiNose, Inc.
filed 2024-08-08
CIK 1494650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________.

Commission file number: 001-38241

OPTINOSE, INC.
(Exact name of registrant as specified in its charter)

Delaware	42-1771610
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

777 Township Line Road, Suite 300
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

The number of shares of the registrant's common stock outstanding at July 31, 2024 was 150,776,811 shares.

_________________________

Unless the context otherwise requires, all references in this Form 10-Q to "Optinose," "Company," "we," "us," and "our" refer to OptiNose, Inc. and its subsidiaries.
_________________________
Trademark Notice
XHANCE, EDS, EXHALATION DELIVERY SYSTEM, OPTINOSE and the OptiNose logo are trademarks of ours in the United States. All other trademarks, trade names and service marks appearing in this Form 10-Q are the property of their respective owners. We do not intend our use or display of other companies' trademarks, trade names or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

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
▪our commercial plans and expectations for XHANCE including, among other things, the launch of XHANCE for its new indication;
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
▪the potential benefits of our patient affordability programs (including changes made to the XHANCE co-pay assistance program) and their potential effect on XHANCE demand and financial results;
▪the potential benefits of, and impact of transitioning XHANCE business to, a Hub model;
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
▪our expectation that XHANCE net product revenues for the full year of 2024 will be between $85.0 million and $90.0 million;
▪our expectation that the average net product revenue per prescription for XHANCE for the full year of 2024 will exceed $250;
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

PART I

ITEM 1. FINANCIAL STATEMENTS
OptiNose, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$91,358	$73,684
Accounts receivable, net	20,819	19,926
Inventory	11,407	8,052
Prepaid expenses and other current assets	5,346	3,671
Total current assets	128,930	105,333
Property and equipment, net	714	815
Other assets	2,228	1,581
Total assets	$131,872	$107,729
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$1,733	$3,886
Accrued expenses and other current liabilities	30,967	42,411
Short term debt, net	—	130,227
Total current liabilities	32,700	176,524
Long term debt, net	125,293	—
Warrant liability	15,400	17,200
Other liabilities	1,332	611
Total liabilities	174,725	194,335
Stockholders' deficit
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued in 2024 or 2023	—	—
Common stock, $0.001 par value; 350,000,000 shares authorized;149,678,410 and 112,399,495 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively.	150	112
Additional paid-in capital	699,105	633,742
Accumulated deficit	(742,024)	(720,376)
Accumulated other comprehensive loss	(84)	(84)
Total stockholders' deficit	(42,853)	(86,606)
Total liabilities and stockholders' deficit	$131,872	$107,729

See accompanying notes to unaudited interim consolidated financial statements.

OptiNose, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024		2023
Revenues:
Net product revenues	$20,490	$19,454	$35,370		$31,299
Total revenues	20,490	19,454	35,370		31,299
Costs and expenses:
Cost of product sales	1,981	2,571	3,212		4,277
Research and development	928	951	2,134		2,736
Selling, general and administrative	24,129	20,104	44,647		42,828
Total costs and expenses	27,038	23,626	49,993		49,841
Loss from operations	(6,548)	(4,172)	(14,623)		(18,542)
Other (income) expense:
Unrealized gain on fair value of warrants	(3,100)	(10,900)	(1,800)		(10,390)
Interest income	(809)	(725)	(1,105)		(1,429)
Interest expense	4,947	4,824	9,918		9,496
Foreign currency (gain) loss	(5)	3	13		5
Net (loss) income	$(7,581)	$2,626	$(21,649)		$(16,224)

Less: undistributed earnings to participating shareholders	—	(53)	—		—
Net (loss) income - basic	$(7,581)	$2,573	$(21,649)		$(16,224)
Net (loss) income per share of common stock, basic	$(0.05)	$0.02	$(0.17)		$(0.15)
Weighted average common shares outstanding, basic	147,455,374	111,979,778	130,025,113		111,877,669

Net (loss) income - basic	$(7,581)	$2,573	$(21,649)		$(16,224)
Add: Unrealized gain on fair value of warrants	(3,100)	—	(1,800)		—
Net (loss) income - diluted	$(10,681)	$2,573	$(23,449)	—	$(16,224)
Net income (loss) per share of common stock - diluted	$(0.07)	$0.02	$(0.17)		$(0.15)
Weighted average common shares outstanding - diluted	150,698,374	112,042,097	136,918,539		111,877,669
See accompanying notes to unaudited interim consolidated financial statements.

OptiNose, Inc.
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Net loss) income	$(7,581)	$2,626	$(21,649)	$(16,224)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—		—
Comprehensive loss	$(7,581)	$2,626	$(21,649)	$(16,224)
See accompanying notes to unaudited interim consolidated financial statements.

OptiNose, Inc.
Consolidated Statements of Changes in Stockholders' Deficit
(in thousands, except share data)
(unaudited)

Six months ended June 30, 2024
	Stockholders' Equity (Deficit)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	# of Shares	Par Amount $
Balance at December 31, 2023	112,399,495	$112	$633,742	$(720,376)	$(84)	$(86,606)
Stock compensation expense	—	—	1,456	—	—	1,456
Vesting of restricted stock units	478,520	1	—	—	—	1
Issuance of common stock under employee stock purchase plan	160,711	—	—	—	—	—
Net loss	—	—	—	(14,067)		(14,067)
Balance at March 31, 2024	113,038,726	$113	$635,198	$(734,443)	$(84)	$(99,216)
Issuance of stock per amended debt agreement	4,680,000	$5	5,745	—	$—	5,750
Proceeds from sales of common stock and warrants, net	31,800,000	$32	55,262	—	$—	55,294
Stock compensation expense			2,735	—	$—	2,735
Vesting of restricted stock units	159,684	—	—	—	—	0
Issuance of common stock under employee stock purchase plan	—	—	165	—	—	—
Net loss	—	—	—	(7,581)	—	(7,581)
Balance at June 30, 2024	149,678,410	$150	$699,105	$(742,024)	$(84)	$(42,853)

Six Months Ended June 30, 2023
	Stockholders' Equity (Deficit)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Shares	Par Amount $
Balance at December 31, 2022	111,492,791	$111	$628,242	$(684,893)	$(84)	$(56,624)
Stock compensation expense	—	—	1,520	—	—	1,520
Vesting of restricted stock units	343,406	1	—			1
Issuance of common stock under employee stock purchase plan	119,727	—	164	—	—	164
Foreign currency translation adjustment	—	—	—	—	—	—
Net loss	—	—	—	(18,847)	—	(18,847)
Balance at March 31, 2023	111,955,924	$112	$629,927	$(703,740)	$(84)	$(73,785)
Stock compensation expense	—		1,499	—	—	1,499
Vesting of restricted stock units	135,840	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—			—	—	—
Net income	—			2,626		2,626
Balance at June 30, 2023	112,091,764	$112	$631,426	$(701,114)	$(84)	$(69,660)

See accompanying notes to unaudited interim consolidated financial statements.

OptiNose, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net loss	$(21,649)	$(16,224)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	153	179
Stock-based compensation	4,191	3,024
Change in fair value of warrant liability	(1,800)	(10,390)
Amortization of debt discount and issuance costs	832	825
Changes in operating assets and liabilities:
Accounts receivable	(1,069)	11,804
Prepaid expenses and other assets	(746)	1,856
Inventory	(3,356)	1,672
Accounts payable	(2,153)	1,191
Accrued expenses and other liabilities	(12,122)	(16,953)
Cash used in operating activities	(37,719)	(23,016)
Investing activities:
Purchases of property and equipment	(51)	(79)
Cash used in investing activities	(51)	(79)
Financing activities:
Proceeds from sale of common stock and warrants	55,476	—
Proceeds from issuance of common stock under employee stock purchase plan	165	164
Cash paid for financing costs	(198)	(3)
Cash provided by financing activities	55,443	161
Net increase (decrease) in cash, cash equivalents and restricted cash	17,673	(22,934)
Cash and cash equivalents at beginning of period	73,684	94,244
Cash and cash equivalents at end of period	$91,358	$71,310
Supplemental disclosure of cash flow information:
Cash paid for interest	$13,745	$8,656
Supplemental disclosure of noncash activities:
Recognition of right-of-use assets and lease liabilities	$1,402	$221
See accompanying notes to unaudited interim consolidated financial statements

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

1. Organization and Description of Business
OptiNose, Inc. (the Company) was incorporated in Delaware in May 2010 (inception) and has facilities in Yardley, Pennsylvania and Ewing, New Jersey. The Company's predecessor entity, OptiNose AS, was formed under the laws of Norway in September 2000. In 2010, OptiNose AS became a wholly-owned subsidiary of the Company as part of an internal reorganization. Optinose AS was liquidated in October 2023. During 2022, the Company's board of directors also approved the liquidation of Optinose UK, in order to simplify the corporate structure. Optinose UK was liquidated in July 2024.
The Company is a specialty pharmaceutical company focused on the development and commercialization of products for patients treated by ear, nose and throat (ENT) and allergy specialists. The Company's first commercial product, XHANCE® (fluticasone propionate) nasal spray, 93 microgram (mcg), is a therapeutic utilizing the Company's proprietary Exhalation Delivery System™ (EDS®) that delivers a topically-acting corticosteroid for the treatment of chronic rhinosinusitis with and without nasal polyps.

2. Liquidity
Since inception, the Company's operations have focused on organization and staffing, business planning, raising capital, establishing an intellectual property portfolio, conducting preclinical studies and clinical trials, pursuing regulatory approvals and commercializing XHANCE in the US. As of June 30, 2024, the Company had cash and cash equivalents of $91,358 and working capital of $96,230.
On May 10, 2024, the Company completed a registered direct offering pursuant to which it issued an aggregate of 31,800,000 shares of common stock at a purchase price of $1.00 per share and, in lieu of shares of common stock to certain investors, pre-funded warrants to purchase an aggregate of 23,700,000 shares of common stock at a price of $0.999 per pre-funded warrant, which represents the per share offering price for common stock less the $0.0001 per share exercise price for each such pre-funded warrant. The net proceeds from the offering were $55.3 million.
The Company’s continuation as a going concern is dependent on its ability to maintain compliance with the covenants under the A&R Note Purchase Agreement (Note 8) and its ability to generate sufficient cash flows from operations or other sources to meet its obligations as they come due. The Company follows the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 205-40, Presentation of Financial Statements—Going Concern, which requires management to assess the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. At December 31, 2023, Management identified conditions and events that raised substantial doubt about the Company’s ability to continue as a going concern as management believed it was unlikely, without additional capital, that the Company would maintain compliance with certain covenants in the A&R Note Purchase Agreement in which case the lender could accelerate all amounts due under the agreement. The Company believes that its cash and cash equivalents on hand as of June 30, 2024 will be sufficient to fund it operations and debt service obligations and maintain compliance with the liquidity covenant under the A&R Note Purchase Agreement for at least next twelve months from the issuance of these financial statements.

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
In the opinion of management, the accompanying unaudited interim financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the financial statements) considered necessary to present fairly the Company's financial position as of June 30, 2024 and its results of operations for the three and six months ended June 30, 2024 and 2023 and cash flows for the six months ended June 30, 2024 and 2023. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The unaudited interim financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2023 contained in the Company’s annual report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 7, 2024.
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
Customer and supplier concentration
The Company has exposure to credit risk in accounts receivable from sales of product. XHANCE is sold to wholesale pharmaceutical distributors and preferred pharmacy network (PPN) partners, who, in turn, sell XHANCE to pharmacies, hospitals and other customers. Five customers represented approximately 89% and 64% of the Company's accounts receivable at June 30, 2024 and 2023, respectively. Five customers represented approximately 80% and 42% of the Company's net product sales for the three months ended June 30, 2024 and 2023, respectively. Five customers represented approximately 72% and 34% of the Company's net product sales for the six months ended June 30, 2024 and 2023, respectively.
The Company purchases XHANCE and its components from several third-party suppliers and manufacturing partners, certain of which are only available through a single source. Although the Company could obtain each of

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
(in thousands , except share and per share data)
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
At June 30, 2024 and December 31, 2023, the Company's financial instruments included cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and certain liability classified warrants. The carrying amounts reported in the Company's financial statements for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates their respective fair values because of the short-term nature of these instruments. In addition, at June 30, 2024, the Company believed the carrying value of debt approximates fair value as the interest rates were reflective of the rate the Company could obtain on debt with similar terms and conditions. At June 30, 2024, there were no financial assets or liabilities measured at fair value on a recurring basis other than the liability classified warrants.
In November 2022, the Company issued warrants in connection with a public offering. Pursuant to the terms of the warrant agreement, the Company could be required to settle the warrants in cash in the event of an acquisition of the Company and, as a result, the warrants are required to be measured at fair value and reported as liability in the consolidated balance sheet. The Company recorded the fair value of the warrants upon issuance using a Monte Carlo simulation and is required to revalue the warrants at each reporting date with any changes in fair value recorded on our statement of operations. The valuation of the warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. The change in the fair value of the Level 3 warrants liabilities is reflected in the statement of operations.
Net product revenues
The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (ASC 606). The Company recognizes revenue from XHANCE sales at the point customers obtain control of the product, which generally occurs upon delivery. The transaction price that is recognized as revenue for products includes an estimate of variable consideration. The Company’s estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of its anticipated performance and all information (historical, current and forecasted) that is reasonably available. The components of the Company’s variable consideration include the following:
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
(in thousands , except share and per share data)
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
Net income (loss) per common share
Basic and diluted net income (loss) per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities, which include restricted stock units. Under the two-class method, net income (loss) is allocated to common stock and each restricted stock unit to the extent that each restricted stock unit may share in earnings as if all of the earnings for the period had been distributed. The two-class method is not applicable during periods with a net loss, as is the case in the quarter ended, June 30, 2024, and the six month periods ended June 30, 2023 and 2024.

Basic net income (loss) per share of common stock, (Basic), is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period. In the 2024 periods presented, the Basic weighted average share calculation also includes the weighted average of the pre-funded warrants to purchase shares of common stock at $0.0001 per share that were issued in

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
(in thousands , except share and per share data)
the registered direct offering on May 10, 2024. Diluted income (loss) per common share, (Diluted), also includes the weighted average of common stock equivalents, if the inclusion of such common stock equivalents would be dilutive. Dilutive common stock equivalents potentially include warrants, stock options and non-vested restricted stock awards using the treasury stock method. As occurred in the three and six month periods ended June 30, 2024 the Diluted calculation was further adjusted by the unrealized gains on the liability classified warrants under the assumption that the gains would not have been recorded if the warrants had been exercised.

The following table sets forth the computation of basic and diluted income (loss) for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic net income (loss) per common share calculation:
Net income (loss)	$(7,581)	2,626	$(21,649)	$(16,224)
Less: undistributed earnings to participating shareholders	—	(53)	—	—
Net income (loss) – basic	(7,581)	2,573	(21,649)	(16,224)
Weighted-average shares of common stock outstanding – basic	147,455,374	111,979,778	130,025,113	111,877,669
Net income (loss) per share of common stock - basic	$(0.05)	$0.02	$(0.17)	$(0.15)

Diluted net income (loss) per common share calculation:
Net income (loss) – basic	$(7,581)	$2,573	$(21,649)	$(16,224)
Add: Unrealized gain on fair value of warrants	(3,100)	—	(1,800)	—
Net (loss) income - diluted	$(10,681)	$2,573	$(23,449)	$(16,224)
Weighted average shares of common stock outstanding - diluted	150,698,374	112,042,097	136,918,539	111,877,669
Net income (loss) per share of common stock - diluted	$(0.07)	$0.02	$(0.17)	$(0.15)

Computation of basic and diluted shares:
Weighted average shares of common stock outstanding - basic	147,455,374	111,979,778	130,025,113	111,877,669
Potential common shares:
Stock options	—	1,212	—	—
Restricted stock units	—	29,399	—	—
Employee stock purchase plan	—	31,708	—	—
Dilutive warrants	3,243,000	—	6,893,426	—
Weighted average shares of common stock outstanding - diluted	150,698,374	112,042,097	136,918,539	111,877,669

Diluted net loss per share for these periods presented on the statement of operations do not reflect the potential common shares noted below as their effect would be antidilutive.

	June 30,
	2024	2023
Stock options	9,298,311	10,634,934
Restricted stock units	4,737,875	2,429,266
Common stock warrants	25,874,574	32,768,000
Total	39,910,760	45,832,200

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
(in thousands , except share and per share data)
Income taxes
In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the six months ended June 30, 2024 and 2023, the Company recorded no tax expense or benefit due to the expected current year loss and its historical losses. As of June 30, 2024 and December 31, 2023, the Company concluded that a full valuation allowance would be necessary for all of its net deferred tax assets. The Company had no amounts recorded for uncertain tax positions, interest or penalties in the accompanying consolidated financial statements.
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

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
(in thousands , except share and per share data)
Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level I, 2 and 3 during the three months ended June 30, 2024.
The table below presents the liabilities (in thousands) measured and recorded in the financial statements at fair value on a recurring basis at June 30, 2024 categorized by the level of inputs used in the valuation of each liability.

	June 30, 2024
	Total	Level 1	Level 2	Level 3
Liabilities
Warrant Liability	$15,400	$—	$—	$15,400
Total Liabilities	$15,400	$—	$—	$15,400

	December 31, 2023
Liabilities
Warrant Liability	$17,200	$—	$—	$17,200
Total Liabilities	$17,200	$—	$—	$17,200
Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis
Warrant Liability
The reconciliation of the Company's warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

Warrant Liability
Balance, December 31, 2023	$17,200
Warrants issued	—
Change in fair value of liability	(1,800)
Balance, June 30, 2024	$15,400

Assumptions Used in Determining Fair Value of Liability-Classified Warrants
The Company issued warrants to purchase 30,268,000 shares of Common Stock at a public offering price of $0.01 per warrant (the Warrants). Each Warrant has an exercise price of $1.00 per share of common stock and is exercisable until the expiration date, which is the fifth anniversary of the date of issuance (November 23, 2027). After such date, any unexercised Warrants will expire and have no further value. If the Company issues or sells, or is deemed pursuant to the terms of the Warrants to have issued or sold, any shares of common stock (which includes, among other things, options and securities convertible into shares of common stock), subject to certain exceptions and excluding certain issuances defined in the Warrants as "excluded issuances", for a price per share less than the exercise price of the Warrants in effect immediately prior to such issuance or sale or deemed issuance or sale (such event, a "dilutive issuance"), then immediately after such dilutive issuance the exercise price then in effect of the Warrants shall be reduced to the price of the shares of common stock issued or sold or deemed to be issued or sold in the dilutive issuance in the manner set forth in the Warrant.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
(in thousands , except share and per share data)
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

	June 30, 2024	December 31, 2023
Stock price	$1.04	$1.29
Strike price	$1.00	$2.57
Expected volatility	57.5%	60.0%
Risk-free interest rate	4.4%	3.9%
Expected dividend yield	—%	—%
Expected life (years)	3.4	3.9
Fair value per warrant	$0.51	$0.57
On May 10, 2024, the Company completed a registered direct offering which resulted in the exercise price of the Warrants being reduced from $2.565 to $1.00 (which was the offering price of each share sold in the registered direct offering) pursuant to the anti-dilution price protection provisions of such Warrants. All other terms of the Warrants remain unchanged.

5. Inventory
Inventory consisted of the following:

	June 30, 2024	December 31, 2023
Raw materials	$3,698	$2,400
Work-in-process	4,430	3,281
Finished goods	3,279	2,371
Total inventory	$11,407	$8,052
Inventories are stated at the lower of cost or net realizable value, as determined on a first-in, first-out, basis.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

6. Property and Equipment
Property and equipment, net, consisted of the following:

	June 30, 2024	December 31, 2023
Computer equipment and software	$1,465	$1,443
Furniture and fixtures	366	366
Machinery and equipment	3,150	3,146
Leasehold improvements	622	609
Construction in process	128	115
	5,731	5,679
Less: accumulated depreciation	(5,017)	(4,864)
	$714	$815
Depreciation expense was $83 and $72 for the three months ended June 30, 2024 and 2023, respectively. Depreciation expense was $152 and $178 for the six months ended June 30, 2024 and 2023, respectively.
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of:

	June 30, 2024	December 31, 2023
Accrued expenses:
Product revenue allowances	$17,376	$20,145
Selling, general and administrative expenses	5,130	6,229
Research and development expenses	221	644
Payroll expenses	6,316	6,801
Accrued interest	—	4,666
Other	1,059	3,015
Total accrued expenses	$30,102	$41,500
Other current liabilities:
Lease liability	$865	$911
Total other current liabilities	865	911
Total accrued expenses and other current liabilities	$30,967	$42,411

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

The A&R Note Purchase Agreement extended the maturity date of the Pharmakon Senior Secured Notes from September 12, 2024 to June 30, 2027 (New Maturity Date), extended the interest-only period from September 2023 to September 2025, after which principal repayments will commence starting on September 30, 2025 and will be made in eight equal quarterly installments of principal and interest through the New Maturity Date. As part of the A&R Note Purchase Agreement the Pharmakon Senior Secured Notes now bear an amended interest rate through the New Maturity Date equal to the 3-month Secured Overnight Financing Rate (subject to a 2.50% floor), determined as of the date that is two business days prior to the commencement of each quarter, plus 8.50% per annum, which interest rate shall be increased by an additional 3.00% per annum upon the occurrence and during the continuation of any event of default. The effective interest rate as of June 30, 2024 is 14.53%.

As an inducement for the holders of the Pharmakon Senior Secured Notes to enter into the A&R Note Purchase Agreement, the Company was required to pay the holders of the Pharmakon Senior Secured Notes an amendment fee of $3,900 (representing 3.00% of the then outstanding principal balance of such notes) due on the New Maturity Date or the earlier repayment of the Pharmakon Senior Secured Notes, which amendment fee shall be reduced to $2,600 in the event that the Company repays the Pharmakon Senior Secured Notes in full on or after the one-year anniversary of the date of the A&R Note Purchase Agreement and prior to second anniversary of the date of the A&R Note Purchase Agreement. Additionally, the $1,300 fee payable under the Fourth Amendment to the Note Purchase Agreement that the Company entered into on November 9, 2022 will be credited against the amendment fee payable in connection with the A&R Note Purchase Agreement.

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

The Pharmakon Senior Secured Notes are secured by a pledge of substantially all of the assets of the Company and the Guarantors and the A&R Note Purchase Agreement contains affirmative and negative covenants customary for financings of this type, including limitations on the Company’s and its subsidiaries’ ability, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, repay junior indebtedness, incur a material adverse change and enter into affiliate transactions, in each case, subject to certain exceptions. In addition, the A&R Note Purchase Agreement contains financial covenants requiring the Company to maintain certain minimum trailing twelve-month consolidated XHANCE net sales and royalties, tested on a quarterly basis, and to maintain compliance with the Liquidity Covenant. As of June 30, 2024, the Company was in compliance with the covenants. The A&R Note Purchase Agreement also includes events of default customary for financings of this type, in certain cases subject to customary periods to cure, following which the holders of the Pharmakon Senior Secured Notes may accelerate all amounts outstanding under such notes.

The Company recorded interest expense of $4,947 and $4,824 during the three months ended June 30, 2024 and 2023, respectively. The Company recorded interest expense of $9,918 and $9,496 during the six months ended June 30, 2024 and 2023, respectively. Interest expense included total coupon interest and the amortization of debt issuance costs.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

The Pharmakon debt balance is comprised of the following:

	June 30, 2024	December 31, 2023
Face amount	$130,000	$130,000
Front end fees	(540)	(518)
Debt issuance costs	(5,467)	(5,235)
Back end fees	1,300	5,980
Debt, net	$125,293	$130,227
The Company classified the Pharmakon debt as a current liability at December 31, 2023 as it believed that, without additional capital, it was unlikely to comply with certain covenants in the A&R Note Purchase Agreement. The Pharmakon debt has been classified as long-term at June 30, 2024 as principal payments do not commence until the third quarter of 2025 and with the additional capital received from the May 10, 2024 registered direct offering (Note 2), the Company now expects to be in compliance with the Pharmakon debt covenants for at least the next 12 months.
9. Commitments and Contingencies
The Company is a party to a manufacture and supply agreement pursuant to which it has agreed to make minimum purchases of finished XHANCE units of $2.0 million in 2024, and $2.4 million in both 2025 and 2026. If the Company fails to achieve the minimum purchase commitments, the Company must pay the supplier 50% of the amount of any shortfall and must reimburse the supplier for certain non-cancellable costs and expenses. The Company's minimum purchase commitments are subject to certain exceptions and reductions. The Company has made $0.8 million in purchases during the six months ended June 30, 2024 under the Supply Agreement.

10. Employee Benefit Plans
For US employees, the Company maintains a defined contribution 401(k) retirement plan. As of June 30, 2024 and 2023, $82 and $83 respectively, were recorded in accrued liabilities related to the Company match. The Company's contributions are made in cash.
The Company also maintains a severance benefit plan for employees that is governed by the Employee Retirement Income Security Act of 1974. The severance benefit plan provides severance benefits to eligible employees who are involuntarily terminated from their jobs for reasons other than cause, disability, or death.
11. Stockholders' Equity
As of June 30, 2024, the Company had the following warrants outstanding to purchase shares of Common Stock:

Number of warrants	Classification	Exercise Price Per Share	Expiration Date
2,500,000	Equity	$1.00	November 18, 2026
30,268,000	Liability	$1.00	November 23, 2027
23,700,000	Equity	$0.0001	No Expiration

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
Upon the completion of the registered direct offering on May 10, 2024, the exercise price of the 30,268,000 liability classified warrants was reduced from $2.565 to $1.00 (which was the offering price of each share sold in the

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

registered direct offering) pursuant to the anti-dilution price protection provisions of such warrants. All other terms of the liability classified warrants remained unchanged.
Additionally, on May 10, 2024, pursuant to the Third Amendment to the A&R Note Purchase Agreement, the 2,500,000 equity classified common stock warrants listed above were amended to reduce the exercise price from $1.60 per share to $1.00 per share, and to extend the expiration date from November 18, 2024 to November 18. 2026.
12. Stock-based Compensation
The Company recorded total stock-based compensation expense related to stock options, restricted stock units and it's employee stock purchase plan awarded under the Company's 2010 Stock Incentive Plan, as amended and restated effective as of October 12, 20217 (the 2010 Plan), 2017 Employee Stock Purchase Plan (2017 Plan) and grants made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4) (the "Nasdaq Inducement Grant Exception") in the following expense categories in the accompanying consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of product sales	$33	$12	$50	$18
Research and development	5	126	62	281
General and administrative	2,697	1,365	4,079	2,726
	$2,735	$1,503	$4,191	$3,025
Stock Options
The Company issues stock-based awards pursuant to the 2010 Plan and the Nasdaq Inducement Grant Exception. The Company has issued service-based, performance-based, and market-based stock options that generally have a contractual life of up to 10 years and may be exercisable in cash or as otherwise determined by the Company's board of directors or committee thereof. Vesting generally occurs over a period of not greater than four years. Performance-based options may vest upon the achievement of certain milestones. As of June 30, 2024, all of the performance conditions related to performance-based stock options issued by the Company had been achieved. Market-based options may vest upon the achievement of certain market-based objectives relating to the trading price of the Company's common stock.
The following table summarizes the activity related to stock option grants to employees and non-employees for the six months ended June 30, 2024:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life
Outstanding at December 31, 2023	8,527,626	$5.03	6.55
Granted	1,685,601	1.56
Exercised	—	—
Expired	(846,640)	9.73
Forfeited	(68,276)	1.90
Outstanding at June 30, 2024	9,298,311	$4.00	7.34
Exercisable at June 30, 2024	4,926,384	$3.97	6.07

During the six months ended June 30, 2024, service-based stock options to purchase 1,685,601 shares of common stock were granted to employees and generally vest over four years. The stock options had an estimated weighted

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

average grant date fair value of $1.06. The grant date fair value of each service-based and performance-based option grant was estimated at the time of grant using the Black-Scholes option-pricing model. The grant date fair value of each market-based stock option grant was estimated at the time of grant using a Monte Carlo simulation.
The aggregate intrinsic value of stock options outstanding and stock options exercisable, other than market-based stock options, as of June 30, 2024 was $0 and $0, respectively. At June 30, 2024, the unrecognized compensation cost related to unvested stock options, other than market-based stock options, expected to vest was $4,209. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 2.6 years.
Included in the table above are 569,345 market-based options outstanding granted in 2022. These options generally become eligible to vest over four years, subject to the achievement of certain market-based objectives relating to the trading price of the common stock. Stock-based compensation for these awards is recognized over the derived service period of approximately 2 years. The grant date fair value of each stock option grant, as well as the derived service period for these awards, was estimated at the time of grant using a Monte Carlo simulation. During the six months ended June 30, 2024, no market-based options vested upon the achievement of certain market-based objectives relating to the trading price of the Company's common stock.
Included in the table above are 711,500 options outstanding granted outside the 2010 Plan. The grants were made pursuant to the Nasdaq Inducement Grant Exception.
The Company calculated the fair value of the stock option grants using the following weighted average assumptions:

	Six Months Ended June 30,
	2024	2023
Risk free interest rate	4.26%	3.97%
Expected term (in years)	5.9	6.08
Expected volatility	75.02%	75.31%
Annual dividend yield	0.00%	0.00%

Restricted Stock Units
The Company has issued service-based and performance-based restricted stock units (RSUs). Vesting generally occurs over a period not greater than four years. Vesting of the performance-based RSUs is subject to the achievement of certain milestones in connection with the Company's development programs.
The following table summarizes the activity related to RSUs granted to employees for the six months ended June 30, 2024:

Shares
Balance at December 31, 2023	1,897,421
Granted	3,574,200
Vested and settled	(638,204)
Expired/forfeited/canceled	(95,542)
Balance at June 30, 2024	4,737,875
Expected to vest at June 30, 2024	4,737,875

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

During the six months ended June 30, 2024, the Company granted 3,574,200 RSUs at a weighted-average grant date fair value of $1.82, all of which were service-based RSUs, provided, that, in the event certain financial metrics are achieved any then unvested RSUs shall become fully-vested subject to the recipients continued service through such date. No performance-based RSUs were granted in the six months ended June 30, 2024. As of December 31, 2023, the milestone associated with the previously granted performance based-RSUs was achieved. At June 30, 2024, the unrecognized compensation cost related to unvested service-based RSUs expected to vest was $6,612, to be recognized over an estimated weighted-average amortization period of 3.33 years.
Included in the table above are 41,250 RSUs granted outside the 2010 Plan. The grants were made pursuant to the Nasdaq Inducement Grant Exception.
2017 Employee Stock Purchase Plan
Under the 2017 Plan, shares of Common Stock may be purchased by eligible employees who elect to participate in the 2017 Plan at 85% of the lower of the fair market value of Common Stock on the first or last day of designated offering periods. During the six months ended June 30, 2024, the Company issued 160,711 shares of Common Stock to employees.
The Company calculated the fair value of each grant under the 2017 Employee Stock Purchase Plan using the following weighted average assumptions:

	Six Months Ended June 30,
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
We are relaunching XHANCE to focus on the comparatively larger market opportunity that we believe is created by the new indication. We plan to continue to focus our commercial efforts primarily to the ENT and allergy specialist audience while seeking partnerships to extend the commercialization of XHANCE into primary care. We realigned our 75 sales territories at the start of 2024 in order to optimize the chronic sinusitis prescribing potential within the called on specialist audience. As a result of the realignment and the new indication, approximately 40% of targets in the called on specialist audience are new to our territory managers. We completed training with our territory managers on new promotional materials during a national sales meeting the week of April 8, 2024 and deployed those to the field starting the week of April 15, 2024. In the second quarter of 2024, more than half of our territory manager sales calls were to targets who are new to our territory managers or have historically prescribed XHANCE infrequently. Successfully growing XHANCE prescribing in this audience, as well as our existing prescribing base, will be important to achieving our near and long term financial objectives.
In the first quarter of 2024 we launched a central in-take pharmacy model (commonly referred to as, a "Hub") to prepare for the growth we expect from XHANCE's new indication. In addition to offering the necessary scalability for our anticipated growth, we believe the Hub has the potential to provide improved protections for business continuity and more comprehensive and consistent patient support and prescription fulfillment services than our historical preferred pharmacy network. During the second quarter we transitioned a significant proportion of the XHANCE business from our historical preferred pharmacy network to the Hub. Although we may experience initial inefficiencies as a result of this transition, we believe we will begin to realize the benefits of the Hub model as we continue to optimize processes at the Hub and physician offices become familiar with working with the Hub.
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
XHANCE Business Update
We track and report metrics that we believe are an important part of assessing our progress in key strategic areas including:
•XHANCE Net Product Revenues per Prescription. We calculate average net product revenues per prescription, one metric that we use to gauge the profitability of XHANCE, by dividing net product revenues for the quarter by the estimated number of XHANCE prescriptions dispensed during the quarter. Average XHANCE net product revenues per prescription were $309 in the second quarter of 2024 which represents a 44% increase when compared to the $214 average XHANCE net product revenues per prescription in the second quarter of 2023. The increase in average net product revenues per prescription is primarily the result of changes we made to our co-pay saving program intended to reduce the number of prescriptions filled by patients in commercial insurance plans that either do not cover XHANCE or are in commercial insurance plans that have high deductibles. In addition, we believe the disruption in services at Change Healthcare, the claims processor for our vendor that administers the XHANCE co-pay support program, hindered access to our co-pay benefit for uncovered patients. We believe this disruption had a favorable effect on XHANCE net revenue per prescription in the first quarter 2024, and was resolved in the second quarter 2024.
During the second half of 2023 we began to modify our co-pay assistance program to reduce the amount co-pay assistance available to patients that do not have coverage for XHANCE or have high out of pocket costs. These changes were intended to increase average net revenue per prescription by decreasing the amount we pay in co-pay assistance for these prescriptions and decreasing the number of these prescriptions that are filled because they have limited or no profitability. We made additional changes to our co-pay assistance program in the first quarter of 2024 designed to increase average net revenue per prescription.
•XHANCE Prescriptions. Based on third-party inventory and prescription data as well as data from our hub and PPN partners, the total estimated number of XHANCE prescriptions in the second quarter of 2024 was 66,200, which represents a 27% decrease for total prescriptions when compared to estimated second quarter 2023 prescriptions of 90,700. We believe the second quarter 2024 decrease in prescriptions was primarily driven by changes we made to our co-pay saving program intended to reduce the number of prescriptions filled by patients in commercial insurance plans that either do not cover XHANCE or are in commercial insurance plans that have high deductibles.
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
•XHANCE New and Refill Prescriptions. The underlying disease that we are treating is chronic and, as a result, many patients may fill multiple prescriptions per year. We monitor new prescriptions as they create the potential for future refill prescriptions. As noted above, we believe the first quarter 2024 decrease in prescriptions (including both new and refill prescriptions) was primarily driven by changes we made to our co-pay saving program intended to reduce the number of prescriptions filled by patients in commercial insurance plans that either do not cover XHANCE or are in commercial insurance plans that have high deductibles. Based on third-party inventory and prescription data as well as data from or hub and PPN partners, the total estimated number of XHANCE new prescriptions in the second quarter of 2024 was

25,300, which represents a 18% decrease for new prescriptions when compared to estimated second quarter 2023 new prescriptions of 30,900.

We track refill prescriptions and provide patient co-pay assistance to support refill programs that are administered by our hub and PPN partners. Based on third-party inventory and prescription data as well as data from our hub and PPN partners, the total estimated number of XHANCE refill prescriptions in the second quarter of 2024 was 40,900, which represents a 32% decrease for new prescriptions when compared to estimated second quarter 2023 new prescriptions of 59,800.

•Prescribing Breadth and Depth. We track the number of physicians who prescribe XHANCE in a time period to evaluate the breadth of prescribing. We do not distinguish profitable and unprofitable prescribing in this metric. Based on third-party inventory and prescription data as well as data from our hub and PPN partners, the total estimated number of physicians who had at least one patient fill a prescription for XHANCE in the second quarter of 2024 was 8,561, which represents a 1% decrease when compared to the estimated 8,624 physicians who had at least one patient fill a prescription for XHANCE in the second quarter of 2023. In addition, the total estimated number of physicians who had at least one patient fill a prescription for XHANCE was 8,427 in the third quarter of 2023, 8,478 in the fourth quarter of 2023, and 8,451 in the first quarter of 2024.
We also track the number of prescriptions filled by a prescribing physician's patients in a time period to evaluate depth of prescribing. We do not distinguish profitable and unprofitable prescribing in this metric. Based on third-party prescription data as well as data from our hub and PPN partners, the total estimated number of physicians who had more than 15 XHANCE prescriptions filled by their patients in the second quarter of 2024 was 1,056, which represents a 26% decrease when compared to the estimated 1,428 physicians who had more than 15 XHANCE prescriptions filled by their patients in the second quarter of 2023. In addition, the total estimated number of physicians who had more than 15 XHANCE prescriptions filled by their patients was 1,346 in the third quarter of 2023, 1,229 in the fourth quarter of 2023, and 1,023 in the first quarter of 2024.
•Market Access. We believe that as of June 30, 2024, approximately 70% of insured lives were in a plan that covers XHANCE. However, payors generally impose restrictions on access to or usage of XHANCE, such as by requiring prior authorizations or "step-edits". For example, insurers may require that a physician attest that they are treating a patient for an FDA-approved indication prior to becoming eligible for coverage for XHANCE. We believe that approximately half of the covered lives as of June 30, 2024 are in a plan that requires a prior authorization and most of those prior authorizations request information regarding both prior use of standard-delivery nasal steroid, and patient diagnosis for an indication for which XHANCE has been approved by the FDA. In some cases, patients do not meet the payors' utilization management criteria or the patient's healthcare provider may not complete the burdensome administrative process required to demonstrate or document that the patients for whom XHANCE has been prescribed meet the payors’ utilization management criteria (i.e., prior authorizations or step-edits) and, as a result, patients may not gain access to XHANCE treatment. The approval of XHANCE in March 2024 as a treatment for chronic sinusitis could make the prior authorization process easier for physicians to attest because chronic sinusitis is a more common clinical diagnosis and a diagnosis made by many types of physician, including those who do not have routine in-office ability to perform nasal endoscopy to ascertain the presence of nasal polyps. Payors can elect to change utilization management criteria to be more or less restrictive at any time, and changes in utilization management criteria or increasing rates of enforcement of utilization management criteria in the future could have a negative effect on prescription volume.

Financial Operations Overview
The following discussion sets forth certain components of our consolidated statements of operations as well as factors that impact those items.
Net product revenues
Sales of XHANCE generated $20.5 million and $19.5 million in net product revenues for the three months ended June 30, 2024 and 2023, respectively, and $35.4 million and $31.3 million for the six months ended June 30, 2024 and 2023, respectively. In accordance with GAAP, we determine net product revenues for XHANCE, with specific assumptions for variable consideration components including but not limited to trade discounts and allowances, co-pay assistance programs and payor rebates.
Based on available XHANCE prescription data purchased from third parties and data from our hub and PPN partners, our average XHANCE net product revenues per prescription were $309 in the second quarter of 2024 which represents a 44% increase when compared to the $214 average XHANCE net product revenues per prescription in the second quarter of 2023. The increase in average net product revenues per prescription is primarily the result of changes we made to our co-pay saving program intended to reduce the number of prescriptions filled by patients in commercial insurance plans that either do not cover XHANCE or are in commercial insurance plans that have high deductibles.
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
The magnitude of the benefit derived as a result of the revisions that we made to our co-pay assistance program was greater than we expected in the first half of 2024, which led us to increase our expected average net product revenues per prescription for full year 2024 while narrowing our expected range for full year 2024 XHANCE net revenues. The narrowing of the guidance range for full year 2024 XHANCE net revenues is primarily driven by our expectation for less net revenue from prescriptions that have limited or no profitability, for which we have intentionally reduced the level of copay support. For the full year 2024, we believe average net product revenues per prescription will exceed $250. Previously, we believed that average net revenues per prescription would exceed $230. We expect full year 2024 net product revenues will be between $85.0 to $90.0 million. Previously, we expected full year 2024 net product revenues to be between $85.0 to $95.0 million.
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
▪consultant fees and expenses associated with outsourced professional, scientific and development services;
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
Warrant Liability
In November 2022, we issued warrants in connection with a public offering. These warrants are required to be measured at fair value and reported as a liability in the consolidated balance sheet. We recorded the fair value of the warrants upon issuance using a Monte Carlo simulation and are required to revalue the warrants at each reporting date with any changes in fair value recorded on our statement of operations. The valuation of the warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. The change in the fair value of the Level 3 warrants liabilities is reflected in the statement of operations for the three and six months ended June 30, 2024 and 2023.
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

Consolidated Results of Operations
Comparison of three months ended June 30, 2024 and 2023
The following table sets forth our selected consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended June 30,
	2024	2023
Revenues:
Net product revenues	$20,490	$19,454
Total revenues	20,490	19,454
Costs and expenses:
Cost of product sales	1,981	2,571
Research and development	928	951
Selling, general and administrative	24,129	20,104
Total operating expenses	27,038	23,626
Loss from operations	(6,548)	(4,172)
Other (income) expense:
Interest (income) expense, net	4,138	4,099
Other income	(3,105)	(10,897)
Total other expense (income)	1,033	(6,798)
Net loss	$(7,581)	$2,626
Net product revenues
Net product revenues related to sales of XHANCE were $20.5 million and $19.5 million for the three months ended June 30, 2024 and 2023, respectively. The year-over-year increase in net product revenues is attributable primarily to revisions that we made to our co-pay assistance program in the second half of 2023 as well as in January of 2024 intended to enhance average net revenue per prescription.
Cost of product sales
Cost of product sales related to XHANCE were $2.0 million and $2.6 million for the three months ended June 30, 2024 and 2023, respectively. The decrease of $0.6 million can be primarily attributed to an a lower number of units sold in 2024.
Research and development expense
Research and development expense was $0.9 million and $1.0 million for the three months ended June 30, 2024 and 2023, respectively. The $0.1 million decrease is attributable to a decrease in costs related to the preparation and filing of our supplemental new drug application for XHANCE for the treatment of chronic rhinosinusitis without nasal polyps.
Selling, general and administrative expense
Selling, general and administrative expense was $24.1 million and $20.1 million for the three months ended June 30, 2024 and 2023, respectively. The $4.0 million increase was due primarily to an increase in sales and marketing costs related to our launch of XHANCE for the treatment of chronic sinusitis, as well as higher stock based compensation expense in 2024.
Interest (income) expense, net
Interest (income) expense, net, was $4.1 million and $4.1 million for the three months ended June 30, 2024 and 2023, respectively, which was primarily comprised of interest expense on the Pharmakon Senior Secured Notes during both periods.
Other income
In November 2022, we issued warrants in connection with a public offering. These warrants are required to be measured at fair value and reported as a liability in the consolidated balance sheet. We recorded the fair value of the warrants upon issuance using a Monte Carlo simulation and are required to revalue the warrants at each reporting date with any changes in fair value recorded on our statement of operations. The valuation of the warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. The change in the fair value of the Level 3 warrants liabilities is reflected in the statement of operations for the three months ended June 30, 2024.
Other income includes primarily $3.1 million and $10.9 million for the three months ended June 30, 2024 and 2023, respectively of unrealized gains on the fair value of warrants.
Comparison of six months ended June 30, 2024 and 2023

	Six Months Ended June 30,
	2024	2023
Revenues:
Net product revenues	$35,370	$31,299
Total revenues	35,370	31,299
Costs and expenses:
Cost of product sales	3,212	4,277
Research and development	2,134	2,736
Selling, general and administrative	44,647	42,828
Total operating expenses	49,993	49,841
Loss from operations	(14,623)	(18,542)
Other (income) expense:
Interest (income) expense, net	8,813	8,066
Other income	(1,787)	(10,384)
Total other expense	7,026	(2,318)
Net loss	$(21,649)	$(16,224)
Net product revenues
Net product revenues related to sales of XHANCE were $35.4 million and $31.3 million for the six months ended June 30, 2024 and 2023, respectively. The year-over-year increase in net product revenues is attributable primarily to revisions that we made to our co-pay assistance program in the second half of 2023 as well as in January of 2024 intended to enhance average net revenue per prescription.
Cost of product sales
Cost of product sales related to XHANCE were $3.2 million and $4.3 million for the six months ended June 30, 2024 and 2023, respectively. The decrease of $1.1 million can be primarily attributed to an a lower number of units sold in 2024.
Research and development expense
Research and development expense was $2.1 million and $2.7 million for the six months ended June 30, 2024 and 2023, respectively. The $0.6 million decrease is attributable to a decrease in costs related to the preparation and filing of our supplemental new drug application for XHANCE for the treatment of chronic rhinosinusitis without nasal polyps.
Selling, general and administrative expense
Selling, general and administrative expense was $44.6 million and $42.8 million for the six months ended June 30, 2024 and 2023, respectively. The $1.8 million increase was due primarily to an increase in sales and marketing costs related to our launch of XHANCE for the treatment of chronic sinusitis, as well as higher stock based compensation expense in 2024, which was partially offset by $1.1 million of severance costs recognized in 2023.
Interest (income) expense, net
Interest (income) expense, net, was $8.8 million and $8.1 million for the six months ended June 30, 2024 and 2023, respectively, which was primarily comprised of interest expense on the Pharmakon Senior Secured Notes during both periods. The increase was due primarily to higher interest rates in 2024.

Other income
In November 2022, we issued warrants in connection with a public offering. These warrants are required to be measured at fair value and reported as a liability in the consolidated balance sheet. We recorded the fair value of the warrants upon issuance using a Monte Carlo simulation and are required to revalue the warrants at each reporting date with any changes in fair value recorded on our statement of operations. The valuation of the warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. The change in the fair value of the Level 3 warrants liabilities is reflected in the statement of operations for the quarter ended June 30, 2024.
Other income includes primarily $1.8 million and $10.4 million for the six months ended June 30, 2024 and 2023, respectively of unrealized gains on the fair value of warrants.

Liquidity and Capital Resources
Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. We incurred net losses of $21.6 million and $16.2 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $742.0 million. We have funded our operations primarily through the sale and issuance of stock and debt, as well as through sales of XHANCE and licensing revenues. As of June 30, 2024, we had $91.4 million in cash and cash equivalents.
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(37,719)	$(23,016)
Net cash used in investing activities	(51)	(79)
Net cash provided by financing activities	55,443	161
Net decrease in cash, cash equivalents and restricted cash	$17,673	$(22,934)
Operating activities
Cash used in operating activities increased by $14.7 million, from $23.0 million for the six months ended June 30, 2023 to $37.7 million for the six months ended June 30, 2024. The increase in cash used in operating activities was attributable to decrease in accounts payable and accrued expenses, and an increase in inventory and prepaid expenses, partially offset by a smaller loss from operations for the six months ended June 30, 2024.
Investing activities
Cash used in investing activities decreased from the six months ended June 30, 2023 to the six months ended June 30, 2024 due to an decrease in equipment and software purchases during the six months ended June 30, 2024.
Financing activities
Cash provided by financing activities increased from the six months ended June 30, 2023 to the six months ended June 30, 2024 due to the registered direct offering completed in May 2024.
Projected 2024 operating expenses
We expect that our total GAAP operating expenses (consisting of selling, general & administrative expenses and research & development expenses) for 2024 will be between $95 million and $101 million of which approximately $6 million is expected to be stock-based compensation expense. As a result, our total operating expenses (consisting of selling, general & administrative expenses and research & development expenses) excluding approximately $6 million of expected stock-based compensation expense are expected to be between $89 million and $95 million. The $89 million to $95 million range is approximately a $9 million increase compared to 2023. This increase is the result of additional selling, general, & administrative expenses that we expect to incur in 2024 as we invest in the launch of XHANCE for the treatment of patients with chronic sinusitis.
Registered Direct Offering

On May 10, 2024, we completed a registered direct offering pursuant to which it issued an aggregate of 31,800,000 shares of common stock at a purchase price of $1.00 per share and, in lieu of shares of common stock to certain investors, pre-funded warrants to purchase an aggregate of 23,700,000 shares of common stock at a price of $0.999 per prefunded warrant which represents the per share offering price for common stock less the $0.0001 per share exercise price for each such pre-funded warrant. The aggregate net proceeds from the offering were $55.3 million.
A&R Note Purchase Agreement
The principal balance of the Pharmakon Senior Secured Notes outstanding under the A&R Note Purchase Agreement was $130,000 at June 30, 2024. See Note 8 of our unaudited consolidated financial statements for a description of terms of the Pharmakon Senior Secured Notes and A&R Note Purchase Agreement, including repayment terms and applicable covenants.

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

Although it is difficult to predict our future liquidity requirements, we will likely require additional capital in the future secured through equity or debt financings, partnerships, collaborations, or other sources in order to meet the debt service obligations under the Pharmakon Senior Secured Notes, including repayment, and to carry out our planned development and commercial activities. We believe that our existing cash and cash equivalents as of June 30, 2024, will be sufficient to fund our operations and debt service obligations through 2025. Additional capital, secured in the future through equity or debt financings, partnerships, collaborations, or other sources, will likely be required, and may not be available on a timely basis, on favorable terms, or at all, and such capital, if raised, may not be sufficient to meet our debt service obligations, including repayment, or enable us to continue to implement our long-term business strategy. If additional capital is not secured when required, we may need to delay or curtail our operations until such funding is received. If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition and results of operations could be materially adversely affected and we may need to delay or curtail our operations until such funding is received. Additionally, we may fail to satisfy our debt covenants, may never become profitable, or if we do, may not be able to sustain profitability on a recurring basis.
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

Our Chief Executive Officer and our Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.1		Form of Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-38241), as filed with the SEC on May 9, 2024.
10.1		Form of Securities Purchase Agreement, dated May 8, 2024 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-38241), as files with SEC on May 9, 2024.
10.2
Third Amendment to the Note Purchase Agreement, dated May 8, 2024, among OptiNose US, Inc., OptiNose, Inc., and Optinose AS, BioPharma Credit PLC, as collateral agent and the purchasers from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-38241), as files with SEC on May 9, 2024.

10.3
Amendment No. 2 to Manufacture and Supply Agreement, dated May 20, 2024, by and between OptiNose US, Inc. and Contract Pharmaceuticals Limited Canada (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-38241), as filed with the SEC on May 20, 2024.

10.4	*†	Amendment No. 1 to Manufacture and Supply Agreement, dated June 7, 2024, by and between OptiNose US, Inc. and Hikma Pharmaceuticals USA Inc.
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.
31.2	*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act
32.1	**	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer.
32.2	**	Certification Pursuant to 18 U.S.C. Section 1350 of principal financial officer.
101.SCH		Inline XBRL Taxonomy Extension Schema Document.
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
        *    Filed herewith.
**    Furnished herewith.
†    Portions of this exhibit (indicated by asterisks) have been omitted in compliance with Item 601 of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTINOSE, INC.
Date:	August 8, 2024	By:	/s/ ANTHONY J. KRICK
			Name:	Anthony J. Krick
			Title:	Vice President, Finance & Chief Accounting Officer
(Principal Financial and Accounting Officer)