Form 10-Q
period 2024-09-30
OptiNose, Inc.
filed 2024-11-12
CIK 1494650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares of the registrant's common stock outstanding at October 31, 2024 was 150,829,507 shares.

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
▪our belief that an inflection in new prescriptions commenced in September and continued through the week ended October 25, 2024 (which is the most recent week for which a full prescription data set was available prior to the filing of this Form 10-Q);
▪our expectation that our operating expenses (consisting of selling, general & administrative expenses and research & development expenses) in 2024 will be between $90.0 million and $93.0 million and that our non-cash stock-based compensation expense will be approximately $6.0 million;
▪our expectation that XHANCE net product revenues for the full year of 2024 will be between $75.0 million and $79.0 million;
▪our expectation that the average net product revenue per prescription for XHANCE for the full year of 2024 will be approximately $270;

▪our potential non-compliance with certain covenants of the A&R Note Purchase Agreement, the consequences of failing to achieve compliance with such covenants and our plans to seek to mitigate such risks;
▪our belief that our existing cash and cash equivalents will be sufficient to fund our operations and debt service obligations for at least the next 12 months if we are able to maintain compliance with or obtain a waiver or modification of the financial and other covenants under A&R Note Purchase Agreement;
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

PART I

ITEM 1. FINANCIAL STATEMENTS
OptiNose, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$82,497	$73,684
Accounts receivable, net	29,772	19,926
Inventory	11,301	8,052
Prepaid expenses and other current assets	4,645	3,671
Total current assets	128,215	105,333
Property and equipment, net	670	815
Other assets	2,135	1,581
Total assets	$131,020	$107,729
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$3,777	$3,886
Accrued expenses and other current liabilities	32,668	42,411
Short term debt, net	125,985	130,227
Total current liabilities	162,430	176,524
Warrant liability	8,500	17,200
Other liabilities	1,187	611
Total liabilities	172,117	194,335
Stockholders' deficit
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued in 2024 or 2023	—	—
Common stock, $0.001 par value; 350,000,000 shares authorized;150,829,507 and 112,399,495 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively.	151	112
Additional paid-in capital	700,393	633,742
Accumulated deficit	(741,557)	(720,376)
Accumulated other comprehensive loss	(84)	(84)
Total stockholders' deficit	(41,097)	(86,606)
Total liabilities and stockholders' deficit	$131,020	$107,729

See accompanying notes to unaudited interim consolidated financial statements.

OptiNose, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024		2023
Revenues:
Net product revenues	$20,437	$19,823	$55,807		$51,122
Total revenues	20,437	19,823	55,807		51,122
Costs and expenses:
Cost of product sales	2,065	2,225	5,277		6,502
Research and development	949	1,281	3,083		4,017
Selling, general and administrative	19,475	18,011	64,121		60,839
Total costs and expenses	22,489	21,517	72,481		71,359
Loss from operations	(2,052)	(1,694)	(16,674)		(20,236)
Other (income) expense:
Unrealized (gain) loss on fair value of warrants	(6,900)	3,200	(8,700)		(7,190)
Interest income	(913)	(545)	(2,018)		(1,974)
Interest expense	5,294	4,940	15,212		14,436
Foreign currency loss	—	5	13		8
Net income (loss)	$467	$(9,294)	$(21,181)		$(25,516)

Less: undistributed earnings to participating shareholders	(74)	—	—		—
Net income (loss) - basic	$393	$(9,294)	$(21,181)		$(25,516)
Net income (loss) per share of common stock, basic	$—	$(0.08)	$(0.15)		$(0.23)
Weighted average common shares outstanding, basic	174,328,570	112,230,155	144,900,726		111,996,456

Net income (loss) - basic	$393	$(9,294)	$(21,181)		$(25,516)
Add: Unrealized gain on fair value of warrants	—	—	(8,700)		—
Net income (loss) - diluted	$393	$(9,294)	$(29,881)	—	$(25,516)
Net (loss) per share of common stock - diluted	$—	$(0.08)	$(0.20)		$(0.23)
Weighted average common shares outstanding - diluted	174,369,875	112,230,155	149,634,133		111,996,456
See accompanying notes to unaudited interim consolidated financial statements.

OptiNose, Inc.
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$467	$(9,294)	$(21,181)	$(25,516)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—		—
Comprehensive income (loss)	$467	$(9,294)	$(21,181)	$(25,516)
See accompanying notes to unaudited interim consolidated financial statements.

OptiNose, Inc.
Consolidated Statements of Changes in Stockholders' Deficit
(in thousands, except share data)
(unaudited)

Nine months ended September 30, 2024
	Stockholders' Equity (Deficit)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	# of Shares	Par Amount $
Balance at December 31, 2023	112,399,495	$112	$633,742	$(720,376)	$(84)	$(86,606)
Stock compensation expense	—	—	1,456	—	—	1,456
Vesting of restricted stock units	478,520	1	—	—	—	1
Issuance of common stock under employee stock purchase plan	160,711	—	—	—	—	—
Net loss	—	—	—	(14,067)		(14,067)
Balance at March 31, 2024	113,038,726	$113	$635,198	$(734,443)	$(84)	$(99,215)
Issuance of stock per amended debt agreement	4,680,000	$5	5,745	—	—	5,750
Proceeds from sales of common stock and warrants, net	31,800,000	$32	55,262	—	—	55,294
Stock compensation expense		$—	2,735	—	—	2,735
Vesting of restricted stock units	159,684	—	—	—	—	0
Issuance of common stock under employee stock purchase plan	—	—	165	—	—	165
Net loss	—	—	—	(7,581)	—	(7,581)
Balance at June 30, 2024	149,678,410	$150	$699,105	$(742,024)	$(84)	$(42,853)
Stock compensation expense		$—	1,288	$—	$—	1,288
Vesting of restricted stock units	1,039,080	1	—	—	—	1
Issuance of common stock under employee stock purchase plan	112,017	—	—	—	—	—
Net income	—	—	—	467	—	467
Balance at September 30, 2024	150,829,507	$151	$700,393	$(741,557)	$(84)	$(41,097)

Nine Months Ended September 30, 2023
	Stockholders' Equity (Deficit)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Shares	Par Amount $
Balance at December 31, 2022	111,492,761	111	$628,242	$(684,893)	$(84)	$(56,624)
Stock compensation expense	—	—	1,520	—	—	1,520
Vesting of restricted stock units	343,406	1	—	—	—	1
Issuance of common stock under employee stock purchase plan	119,727	—	164	—	—	164
Net loss	—	—	—	(18,847)	—	(18,847)
Balance at March 31, 2023	111,955,894	$112	$629,927	$(703,740)	$(84)	$(73,785)
Stock compensation expense	—		1,499	—	—	1,499
Vesting of restricted stock units	135,840	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—		—	—	—
Net income	—	—		2,626		2,626
Balance at June 30, 2023	112,091,734	$112	$631,426	$(701,114)	$(84)	$(69,660)
Stock compensation expense	—	—	1,204	—	—	1,204
Vesting of restricted stock units	88,667	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	131,582	—	135	—	—	135
Net loss	—	—		(9,294)		(9,294)
Balance at September 30, 2023	112,311,983	$112	$632,765	$(710,408)	$(84)	$(77,615)

See accompanying notes to unaudited interim consolidated financial statements.

OptiNose, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net loss	$(21,181)	$(25,516)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	218	282
Stock-based compensation	5,481	4,219
Change in fair value of warrant liability	(8,700)	(7,190)
Amortization of debt discount and issuance costs	1,531	1,242
Changes in operating assets and liabilities:
Accounts receivable	(9,847)	12,559
Prepaid expenses and other assets	(128)	2,432
Inventory	(3,249)	1,348
Accounts payable	(109)	(346)
Accrued expenses and other liabilities	(10,568)	(16,471)
Cash used in operating activities	(46,552)	(27,441)
Investing activities:
Purchases of property and equipment	(72)	(255)
Cash used in investing activities	(72)	(255)
Financing activities:
Proceeds from sale of common stock and warrants	55,476	—
Proceeds from the exercise of stock options		1
Proceeds from issuance of common stock under employee stock purchase plan	166	299
Cash paid for financing costs	(206)	(4)
Cash provided by financing activities	55,436	296
Net increase (decrease) in cash and cash equivalents	8,812	(27,400)
Cash and cash equivalents at beginning of period	73,684	94,244
Cash and cash equivalents at end of period	$82,496	$66,844
Supplemental disclosure of cash flow information:
Cash paid for interest	$18,340	$13,194
Supplemental disclosure of noncash activities:
Recognition of right-of-use assets and lease liabilities	$1,402	$890
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

2. Liquidity
Since inception, the Company's operations have focused on organization and staffing, business planning, raising capital, establishing an intellectual property portfolio, conducting preclinical studies and clinical trials, pursuing regulatory approvals and commercializing XHANCE in the US. As of September 30, 2024, the Company had cash and cash equivalents of $82,497 and a working capital deficit of $34,215.
The Company is subject to a number of risks similar to other life sciences companies, including successful discovery, development and commercialization of its products and product candidates, raising additional capital, the development by its competitors of new technological innovations, protection of proprietary technology and market acceptance of the Company's products. The Company has incurred recurring net losses since its inception and has accumulated a deficit of $741,557 as of September 30, 2024.
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
On November 23, 2022, the Company amended and restated the Note Purchase Agreement (the A&R Note Purchase Agreement). Pursuant to the A&R Note Purchase Agreement, the financial covenants requiring the Company to achieve minimum trailing twelve-month consolidated XHANCE net product sales and royalties were modified. The Company entered into the first amendment to the A&R Note Purchase Agreement (the First Amendment) on March 5, 2024, which waived certain covenants. The Company entered into the second amendment to the A&R Note Purchase Agreement (the Second Amendment) on March 8, 2024, which further modified the financial covenants. On May 8, 2024, the Company entered into the third amendment to the A&R Note Purchase Agreement (the Third Amendment), which provided for a further waiver to the requirement that the Company's annual and quarterly consolidated financial statements not be subject to any statement as to "going concern" (the "going concern covenant") through the fiscal quarter ending September 30, 2025, and modified the minimum amount of cash and cash equivalents that the Company is required to maintain at all times under the A&R Note Purchase Agreement (see Note 8). The principal balance outstanding under the A&R Note Purchase Agreement was $130,000 at September 30, 2024.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

The Company’s continuation as a going concern is dependent on its ability to maintain compliance with the covenants under the A&R Note Purchase Agreement, including minimum trailing twelve-month consolidated XHANCE net sales and royalties the Company is required to achieve and its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional capital through equity or debt financings, partnerships, collaborations, or other sources, as may be required. The A&R Note Purchase Agreement includes events of default, in certain cases subject to customary periods to cure, following which Pharmakon may accelerate all amounts outstanding pursuant to the Note Purchase Agreement. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.
Additionally, commencing on September 30, 2025, the Company will be required to begin making principal repayments on its debt in eight quarterly installments of $16.3 million each through maturity in June 2027. The Company believes that it is probable that, absent additional capital, it will not be able to maintain compliance with the minimum cash covenant under the A&R Note Purchase Agreement once it makes the second principal repayment, which is due on December 31, 2025.
The Company believes it is probable that it will not be able to maintain compliance with the trailing twelve-month minimum consolidated XHANCE net sales and royalties thresholds under the A&R Note Purchase Agreement for the entire one year period after the date these consolidated financial statements are issued, which will constitute a default under the A&R Note Purchase Agreement if the Company is unable to obtain a modification or waiver of such minimum consolidated XHANCE net sales and royalties thresholds.
In the event of the foregoing default, the holders of the Pharmakon Senior Secured Notes may declare an event of default under the A&R Note Purchase Agreement and may elect to accelerate the repayment of all unpaid principal, accrued interest and other amounts due, which may require the Company to delay or curtail its operations until additional funding is received. The terms of the A&R Note Purchase Agreement and the Pharmakon Senior Secured Notes, including applicable covenants, are described in Note 8.

Management’s plans to mitigate these risks include enhancing its commercial performance to accelerate growth in net revenues, seeking out partnership and collaboration opportunities to expand the market for XHANCE, and, if required, requesting a modification or waiver of the covenants under the A&R Note Purchase Agreement, or refinancing the debt. However, there can be no assurance that the Company will be successful in accelerating growth in net revenues, expanding the market for XHANCE through partnerships or collaborations, obtaining a modification or waiver of the covenants under the A&R Note Purchase Agreement, and/or refinancing the debt. If the Company is unable to accelerate growth in net revenues, expand the market for XHANCE through partnerships or collaborations, obtain a modification or waiver of the covenants under the A&R Note Purchase Agreement, or refinance the debt, the Company may need to delay or curtail its operations. As a result of these factors, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date these consolidated financial statements are issued.

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
In the opinion of management, the accompanying unaudited interim financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the financial statements) considered necessary to present fairly the Company's financial position as of September 30, 2024 and its results of operations for the three and nine months ended September 30, 2024 and 2023 and cash flows for the nine months ended September 30, 2024 and 2023. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
(in thousands , except share and per share data)
unaudited interim financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2023 contained in the Company’s annual report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 7, 2024.
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
Customer and supplier concentration
The Company has exposure to credit risk in accounts receivable from sales of product. XHANCE is sold to wholesale pharmaceutical distributors and preferred pharmacy network (PPN) partners, who, in turn, sell XHANCE to pharmacies, hospitals and other customers. Five customers represented approximately 78% and 73% of the Company's accounts receivable at September 30, 2024 and 2023, respectively. Five customers represented approximately 74% and 50% of the Company's net product sales for the three months ended September 30, 2024 and 2023, respectively. Five customers represented approximately 73% and 40% of the Company's net product sales for the nine months ended September 30, 2024 and 2023, respectively.
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
At September 30, 2024 and December 31, 2023, the Company's financial instruments included cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and certain liability classified warrants. The carrying amounts reported in the Company's financial statements for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates their respective fair values because of the short-term nature of these instruments. In addition, at September 30, 2024, the Company believed the carrying value of debt approximates fair value as the interest rates were reflective of the rate the Company could obtain on debt with similar terms and conditions. At September 30, 2024, there were no financial assets or liabilities measured at fair value on a recurring basis other than the liability classified warrants.
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
Net income (loss) per common share
Basic and diluted net income (loss) per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities, which include restricted stock units. Under the two-class method, net income (loss) is allocated to common stock and each restricted stock unit to the extent that each restricted stock unit may share in earnings as if all of the earnings for the period had been distributed. The two-class method is not applicable during periods with a net loss, as is the case in the quarter ended, September 30, 2023, and the nine month periods ended September 30, 2023 and 2024.

Basic net income (loss) per share of common stock, (Basic), is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during each period. In the 2024 periods presented, the Basic weighted average share calculation also includes the weighted average of the pre-funded warrants to purchase shares of common stock at $0.0001 per share that were issued in the registered direct offering on May 10, 2024. Diluted income (loss) per common share, (Diluted), also includes the weighted average of common stock equivalents, if the inclusion of such common stock equivalents would be dilutive. Dilutive common stock equivalents potentially include warrants, stock options and non-vested restricted stock awards using the treasury stock method. As occurred in the nine month periods ended
September 30, 2024, the Diluted calculation was further adjusted by the unrealized gains on the liability classified warrants under the assumption that the gains would not have been recorded if the warrants had been exercised.

The following table sets forth the computation of basic and diluted shares outstanding for the periods presented:

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
(in thousands , except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic net income (loss) per common share calculation:
Net income (loss)	$467	(9,294)	$(21,181)	$(25,516)
Less: undistributed earnings to participating shareholders	(74)	—	—	—
Net income (loss) – basic	393	(9,294)	(21,181)	(25,516)
Weighted-average shares of common stock outstanding – basic	174,328,570	112,230,155	144,900,726	111,996,456
Net income (loss) per share of common stock - basic	$—	$(0.08)	$(0.15)	$(0.23)

Net income (loss) – basic	$393	$(9,294)	$(21,181)	$(25,516)
Add: Unrealized gain on fair value of warrants	—	—	(8,700)	—
Net income (loss) - diluted	$393	$(9,294)	$(29,881)	$(25,516)
Weighted average shares of common stock outstanding - diluted	174,369,875	112,230,155	149,634,133	111,996,456
Net income (loss) per share of common stock - diluted	$—	$(0.08)	$(0.20)	$(0.23)

Computation of basic and diluted shares:
Weighted average shares of common stock outstanding - basic	174,328,570	112,230,155	144,900,726	111,996,456
Potential common shares:
Restricted stock units	41,305	—	—	—
Dilutive warrants	—	—	4,733,407	—
Weighted average shares of common stock outstanding - diluted	174,369,875	112,230,155	149,634,133	111,996,456

Diluted net loss per share for these periods presented on the statement of operations do not reflect the potential common shares noted below as their effect would be antidilutive.

	September 30,
	2024	2023
Stock options	9,108,884	10,153,661
Restricted stock units	3,518,338	2,012,552
Common stock warrants	28,034,593	32,768,000
Employee stock purchase plan	115,834	190,186
Total	40,777,649	45,124,399

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
(in thousands , except share and per share data)
Income taxes
In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the nine months ended September 30, 2024 and 2023, the Company recorded no tax expense or benefit due to the expected current year loss and its historical losses. As of September 30, 2024 and December 31, 2023, the Company concluded that a full valuation allowance would be necessary for all of its net deferred tax assets. The Company had no amounts recorded for uncertain tax positions, interest or penalties in the accompanying consolidated financial statements.
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
In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses. ASU No. 2024-03 requires new financial statement disclosures that disaggregate information, in a tabular format, about prescribed categories of relevant income statement captions. ASU No. 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating ASU No. 2024-03 and its impact on the Company's related disclosures.

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
Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level I, 2 and 3 during the three months ended September 30, 2024.
The table below presents the liabilities (in thousands) measured and recorded in the financial statements at fair value on a recurring basis at September 30, 2024 categorized by the level of inputs used in the valuation of each liability.

	September 30, 2024
	Total	Level 1	Level 2	Level 3
Liabilities
Warrant Liability	$8,500	$—	$—	$8,500
Total Liabilities	$8,500	$—	$—	$8,500

	December 31, 2023
Liabilities
Warrant Liability	$17,200	$—	$—	$17,200
Total Liabilities	$17,200	$—	$—	$17,200
Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis
Warrant Liability
The reconciliation of the Company's warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

Warrant Liability
Balance, December 31, 2023	$17,200
Warrants issued	—
Change in fair value of liability	(8,700)
Balance, September 30, 2024	$8,500

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

	September 30, 2024	December 31, 2023
Stock price	$0.67	$1.29
Strike price	$1.00	$2.57
Expected volatility	65.0%	60.0%
Risk-free interest rate	3.5%	3.9%
Expected dividend yield	—%	—%
Expected life (years)	3.1	3.9
Fair value per warrant	$0.28	$0.57
On May 10, 2024, the Company completed a registered direct offering which resulted in the exercise price of the Warrants being reduced from $2.565 to $1.00 (which was the offering price of each share sold in the registered direct offering) pursuant to the anti-dilution price protection provisions of such Warrants. All other terms of the Warrants remain unchanged.

5. Inventory
Inventory consisted of the following:

	September 30, 2024	December 31, 2023
Raw materials	$2,272	$2,400
Work-in-process	6,211	3,281
Finished goods	2,818	2,371
Total inventory	$11,301	$8,052
Inventories are stated at the lower of cost or net realizable value, as determined on a first-in, first-out, basis.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

6. Property and Equipment
Property and equipment, net, consisted of the following:

	September 30, 2024	December 31, 2023
Computer equipment and software	$1,465	$1,443
Furniture and fixtures	366	366
Machinery and equipment	3,150	3,146
Leasehold improvements	655	609
Construction in process	115	115
	5,751	5,679
Less: accumulated depreciation	(5,081)	(4,864)
	$670	$815
Depreciation expense was $65 and $102 for the three months ended September 30, 2024 and 2023, respectively. Depreciation expense was $217 and $281 for the nine months ended September 30, 2024 and 2023, respectively.
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of:

	September 30, 2024	December 31, 2023
Accrued expenses:
Product revenue allowances	$19,911	$20,145
Selling, general and administrative expenses	4,976	6,229
Research and development expenses	262	644
Payroll expenses	5,481	6,801
Accrued interest	—	4,666
Other	1,034	3,015
Total accrued expenses	$31,664	$41,500
Other current liabilities:
Lease liability	$1,004	$911
Total other current liabilities	1,004	911
Total accrued expenses and other current liabilities	$32,668	$42,411

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

The A&R Note Purchase Agreement extended the maturity date of the Pharmakon Senior Secured Notes from September 12, 2024 to June 30, 2027 (New Maturity Date), extended the interest-only period from September 2023 to September 2025, after which principal repayments will commence starting on September 30, 2025 and will be made in eight equal quarterly installments of principal and interest through the New Maturity Date. As part of the A&R Note Purchase Agreement the Pharmakon Senior Secured Notes now bear an amended interest rate through the New Maturity Date equal to the 3-month Secured Overnight Financing Rate (subject to a 2.50% floor), determined as of the date that is two business days prior to the commencement of each quarter, plus 8.50% per annum, which interest rate shall be increased by an additional 3.00% per annum upon the occurrence and during the continuation of any event of default. The effective interest rate as of September 30, 2024 is 14.53%.

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

The Pharmakon Senior Secured Notes are secured by a pledge of substantially all of the assets of the Company and the Guarantors and the A&R Note Purchase Agreement contains affirmative and negative covenants customary for financings of this type, including limitations on the Company’s and its subsidiaries’ ability, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, repay junior indebtedness, incur a material adverse change and enter into affiliate transactions, in each case, subject to certain exceptions. In addition, the A&R Note Purchase Agreement contains financial covenants requiring the Company to maintain certain minimum trailing twelve-month consolidated XHANCE net sales and royalties, tested on a quarterly basis, and to maintain compliance with the Liquidity Covenant. As of September 30, 2024, the Company was in compliance with the covenants. The A&R Note Purchase Agreement also includes events of default customary for financings of this type, in certain cases subject to customary periods to cure, following which the holders of the Pharmakon Senior Secured Notes may accelerate all amounts outstanding under such notes.

The Company believes that it is probable that it will not maintain compliance with the required trailing twelve-month minimum consolidated XHANCE net sales and royalties thresholds for the entire one year period after the date these consolidated financial statements are issued. As a result, in accordance with FASB Accounting Standards Codification 470, the Company has classified all outstanding principal and the payment of additional fees upon maturity as a current liability in the accompanying consolidated balance sheet as of September 30, 2024. The Company classified the Pharmakon debt as a current liability at December 31, 2023 as it believed that, without additional capital, it was unlikely to comply with certain covenants in the A&R Note Purchase Agreement.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

The Company recorded interest expense of $5,294 and $4,940 during the three months ended September 30, 2024 and 2023, respectively. The Company recorded interest expense of $15,212 and $14,436 during the nine months ended September 30, 2024 and 2023, respectively. Interest expense included total coupon interest and the amortization of debt issuance costs.
The Pharmakon debt balance is comprised of the following:

	September 30, 2024	December 31, 2023
Face amount	$130,000	$130,000
Front end fees	(477)	(518)
Debt issuance costs	(4,838)	(5,235)
Back end fees	1,300	5,980
Debt, net	$125,985	$130,227

9. Commitments and Contingencies
The Company is a party to a manufacture and supply agreement pursuant to which it has agreed to make minimum purchases of finished XHANCE units of $2.0 million in 2024, and $2.4 million in both 2025 and 2026. If the Company fails to achieve the minimum purchase commitments, the Company must pay the supplier 50% of the amount of any shortfall and must reimburse the supplier for certain non-cancellable costs and expenses. The Company's minimum purchase commitments are subject to certain exceptions and reductions. The Company has made$1.2 million in purchases during the nine months ended September 30, 2024 under the Supply Agreement.

10. Employee Benefit Plans
The Company maintains a defined contribution 401(k) retirement plan. For the nine months ended September 30, 2024 and 2023, $872 and $677 respectively, were recorded in expense for the Company match. For the three months ended September 30, 2024 and 2023, the match expense was $223 and $201, respectively. The Company's contributions are made in cash.
The Company also maintains a severance benefit plan for employees that is governed by the Employee Retirement Income Security Act of 1974. The severance benefit plan provides severance benefits to eligible employees who are involuntarily terminated from their jobs for reasons other than cause, disability, or death.
11. Stockholders' Equity
As of September 30, 2024, the Company had the following warrants outstanding to purchase shares of Common Stock:

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of product sales	$15	$9	$66	$27
Research and development	10	129	42	410
General and administrative	1,265	1,067	5,373	3,793
	$1,290	$1,205	$5,481	$4,230
Stock Options
The Company issues stock-based awards pursuant to the 2010 Plan and the Nasdaq Inducement Grant Exception. The Company has issued service-based, performance-based, and market-based stock options that generally have a contractual life of up to 10 years and may be exercisable in cash or as otherwise determined by the Company's board of directors or committee thereof. Vesting generally occurs over a period of not greater than four years. Performance-based options may vest upon the achievement of certain milestones. As of September 30, 2024, all of the performance conditions related to performance-based stock options issued by the Company had been achieved. Market-based options may vest upon the achievement of certain market-based objectives relating to the trading price of the Company's common stock.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

The following table summarizes the activity related to stock option grants to employees and non-employees for the nine months ended September 30, 2024:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life
Outstanding at December 31, 2023	8,527,626	$5.03	6.55
Granted	1,703,101	1.56
Exercised	—	—
Expired	(853,327)	9.68
Forfeited	(268,516)	1.66
Outstanding at September 30, 2024	9,108,884	$4.04	6.7
Exercisable at September 30, 2024	5,194,658	$5.79	5.5

During the nine months ended September 30, 2024, service-based stock options to purchase 1,703,101 shares of common stock were granted to employees and generally vest over four years. The stock options had an estimated weighted average grant date fair value of $1.56. The grant date fair value of each service-based and performance-based option grant was estimated at the time of grant using the Black-Scholes option-pricing model. The grant date fair value of each market-based stock option grant was estimated at the time of grant using a Monte Carlo simulation.
The aggregate intrinsic value of stock options outstanding and stock options exercisable, other than market-based stock options, as of September 30, 2024 was $0 and $0, respectively. At September 30, 2024, the unrecognized compensation cost related to unvested stock options, other than market-based stock options, expected to vest was $3,513. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 2.4 years.
Included in the table above are 569,345 market-based options outstanding granted in 2022. These options generally become eligible to vest over four years, subject to the achievement of certain market-based objectives relating to the trading price of the common stock. Stock-based compensation for these awards is recognized over the derived service period of approximately 2 years. The grant date fair value of each stock option grant, as well as the derived service period for these awards, was estimated at the time of grant using a Monte Carlo simulation. During the nine months ended September 30, 2024, no market-based options vested upon the achievement of certain market-based objectives relating to the trading price of the Company's common stock.
Included in the table above are 674,167 inducement options outstanding granted outside the 2010 Plan. The grants were made pursuant to the Nasdaq Inducement Grant Exception.
The Company calculated the fair value of the stock option grants using the following weighted average assumptions:

Nine Months Ended September 30,
2024
Risk free interest rate	4.26%
Expected term (in years)	5.9
Expected volatility	75.03%
Annual dividend yield	0.00%

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
The following table summarizes the activity related to RSUs granted to employees for the nine months ended September 30, 2024:

Shares
Balance at December 31, 2023	1,897,421
Granted	3,574,200
Vested and settled	(1,677,284)
Expired/forfeited/canceled	(275,999)
Balance at September 30, 2024	3,518,338
Expected to vest at September 30, 2024	3,518,338
During the nine months ended September 30, 2024, the Company granted 3,574,200 RSUs at a weighted-average grant date fair value of $1.82, all of which were service-based RSUs, provided, that, in the event certain financial metrics are achieved any then unvested RSUs shall become fully-vested subject to the recipients continued service through such date. No performance-based RSUs were granted in the nine months ended September 30, 2024. As of December 31, 2023, the milestone associated with the previously granted performance based-RSUs was achieved. At September 30, 2024, the unrecognized compensation cost related to unvested service-based RSUs expected to vest was $5,569, to be recognized over an estimated weighted-average amortization period of 3.23 years.
Included in the table above are 41,250 RSUs granted outside the 2010 Plan. The grants were made pursuant to the Nasdaq Inducement Grant Exception.
2017 Employee Stock Purchase Plan
Under the 2017 Plan, shares of Common Stock may be purchased by eligible employees who elect to participate in the 2017 Plan at 85% of the lower of the fair market value of Common Stock on the first or last day of designated offering periods. During the nine months ended September 30, 2024, the Company issued 272,728 shares of Common Stock to employees.
The Company calculated the fair value of each grant under the 2017 Employee Stock Purchase Plan using the following weighted average assumptions:

Nine Months Ended September 30,
2024
Risk free interest rate	0.05%
Expected term (in years)	0.5
Expected volatility	67.93%

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
XHANCE Business Update
We track and report metrics that we believe are an important part of assessing our progress in key strategic areas including:
•XHANCE Net Product Revenues per Prescription. We calculate average net product revenues per prescription, one metric that we use to gauge the profitability of XHANCE, by dividing net product revenues for the quarter by the estimated number of XHANCE prescriptions dispensed during the quarter. Average XHANCE net product revenues per prescription were $320 in the third quarter of 2024 which represents a 36% increase when compared to the $236 average XHANCE net product revenues per prescription in the third quarter of 2023. The increase in average net product revenues per prescription is partly the result of changes we made to our co-pay saving program intended to reduce the number of prescriptions filled by patients in commercial insurance plans that either do not cover XHANCE or are in commercial insurance plans that have high deductibles. In addition, part of the increase was the result of an increase in channel inventory associated in part with the addition of new pharmacies within the Hub network. In addition, we believe the disruption in services at Change Healthcare, the claims processor for our vendor that administers the XHANCE co-pay support program, hindered access to our co-pay benefit for uncovered patients. We believe this disruption had a favorable effect on XHANCE net revenue per prescription in the first quarter 2024, and was resolved in the second quarter 2024.
During the second half of 2023 we began to modify our co-pay assistance program to reduce the amount co-pay assistance available to patients that do not have coverage for XHANCE or have high out of pocket costs. These changes were intended to increase average net revenue per prescription by decreasing the amount we pay in co-pay assistance for these prescriptions and decreasing the number of these prescriptions that are filled because they have limited or no profitability. In the first quarter of 2024 we further reduced the amount of co-pay assistance available to patients that do not have coverage for XHANCE or have high out of pocket costs, which changes were designed to further increase average net revenue per prescription.
•XHANCE Prescriptions. Based on third-party inventory and prescription data as well as data from our hub and PPN partners, the total estimated number of XHANCE prescriptions in the third quarter of 2024 was 63,900, which represents a 24% decrease for total prescriptions when compared to estimated third quarter 2023 prescriptions of 84,100. We believe the third quarter 2024 decrease in prescriptions was primarily driven by changes we made to our co-pay saving program intended to reduce the number of prescriptions filled by patients in commercial insurance plans that either do not cover XHANCE or are in commercial insurance plans that have high deductibles.
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
•XHANCE New and Refill Prescriptions. The underlying disease that we are treating is chronic and, as a result, many patients may fill multiple prescriptions per year. We monitor new prescriptions as they create the potential for future refill prescriptions. As noted above, we believe the third quarter 2024 decrease in prescriptions (including both new and refill prescriptions) was primarily driven by changes we made to our co-pay saving program intended to reduce the number of prescriptions filled by patients in commercial insurance plans that either do not cover XHANCE or are in commercial insurance plans that have high deductibles. Based on third-party inventory and prescription data as well as data from our hub and PPN partners, the total estimated number of XHANCE new prescriptions in the third quarter of 2024 was 25,600, which represents a 7% decrease for new prescriptions when compared to estimated third quarter 2023 new prescriptions of 27,400. We believe an inflection in new prescriptions occurred in September and continued through the week ended October 25 (which is the most recent week for which a full prescription data set was available prior to the filing of this Form 10-Q). The four-week moving average of weekly new prescriptions ranged between approximately 1,760 to 1,960 for the weeks ended June 28, 2024, through September 6, 2024. Following the inflection first observed in September, the moving average increased to approximately 2,300 to 2,500 NRx per week in October (through the week ended October 25) an increase of approximately 20% to 40% compared to the prior range.

XHANCE 4-Week Moving Average New Prescriptions (NRx)
Weeks Ended 6/28 through 10/25
2,750
2,500
2,250
2,000
1,750
1,500
06/28/24
10/25/24
XHANCE 4-Week Moving Average NRx

We track refill prescriptions and provide patient co-pay assistance to support refill programs that are administered by our hub and PPN partners. Based on third-party inventory and prescription data as well as data from our hub and PPN partners, the total estimated number of XHANCE refill prescriptions in the third quarter of 2024 was 38,200, which represents a 32% decrease for refill prescriptions when compared to estimated third quarter 2023 refill prescriptions of 56,600.

•Prescribing Breadth and Depth. We track the number of physicians who prescribe XHANCE in a time period to evaluate the breadth of prescribing. We do not distinguish profitable and unprofitable prescribing in this metric. Based on third-party inventory and prescription data as well as data from our hub and PPN partners, the total estimated number of physicians who had at least one patient fill a prescription for XHANCE in the third quarter of 2024 was 8,548, which represents a 1% increase when compared to the estimated 8,427 physicians who had at least one patient fill a prescription for XHANCE in the third quarter of 2023. In addition, the total estimated number of physicians who had at least one patient fill a prescription for XHANCE was 8,478 in the fourth quarter of 2023, 8,451 in the first quarter of 2024, and 8,561 in the second quarter of 2024.
We also track the number of prescriptions filled by a prescribing physician's patients in a time period to evaluate depth of prescribing. We do not distinguish profitable and unprofitable prescribing in this metric. Based on third-party inventory and prescription data as well as data from our hub and PPN partners, the total estimated number of physicians who had more than 15 XHANCE prescriptions filled by their patients in the third quarter of 2024 was 1,056, which represents a 22% decrease when compared to the estimated 1,346 physicians who had more than 15 XHANCE prescriptions filled by their patients in the third quarter of 2023. In addition, the total estimated number of physicians who had more than 15 XHANCE prescriptions filled by their patients was 1,346 in the third quarter of 2023, 1,229 in the fourth quarter of 2023, 1,023 in the first quarter of 2024, and 1,056 in the second quarter of 2024.

•Market Access. We believe that as of September 30, 2024, approximately 70% of insured lives were in a plan that covers XHANCE. However, payors generally impose restrictions on access to or usage of XHANCE, such as by requiring prior authorizations or "step-edits". For example, insurers may require that a physician attest that they are treating a patient for an FDA-approved indication prior to becoming eligible for coverage for XHANCE. We believe that approximately half of commercial covered lives as of September 30, 2024 are in a plan that requires a prior authorization and most of those prior authorizations request information regarding both prior use of standard-delivery nasal steroid, and patient diagnosis for an indication for which XHANCE has been approved by the FDA. In some cases, patients do not meet the payors' utilization management criteria or the patient's healthcare provider may not complete the burdensome administrative process required to demonstrate or document that the patients for whom XHANCE has been prescribed meet the payors’ utilization management criteria (i.e., prior authorizations or step-edits) and, as a result, patients may not gain access to XHANCE treatment. The approval of XHANCE in March 2024 as a treatment for chronic sinusitis could make the prior authorization process easier for physicians to attest because chronic sinusitis is a more common clinical diagnosis and a diagnosis made by many types of physician, including those who do not have routine in-office ability to perform nasal endoscopy to ascertain the presence of nasal polyps. Payors can elect to change utilization management criteria to be more or less restrictive at any time, and changes in utilization management criteria or increasing rates of enforcement of utilization management criteria in the future could have a negative effect on prescription volume.

Financial Operations Overview
The following discussion sets forth certain components of our consolidated statements of operations as well as factors that impact those items.
Net product revenues
Sales of XHANCE generated $20.4 million and $19.8 million in net product revenues for the three months ended September 30, 2024 and 2023, respectively, and $55.8 million and $51.1 million for the nine months ended September 30, 2024 and 2023, respectively. In accordance with GAAP, we determine net product revenues for XHANCE, with specific assumptions for variable consideration components including but not limited to trade discounts and allowances, co-pay assistance programs and payor rebates.
Based on available XHANCE prescription data purchased from third parties and data from our hub and PPN partners, our average XHANCE net product revenues per prescription were $320 in the third quarter of 2024 which represents a 36% increase when compared to the $236 average XHANCE net product revenues per prescription in the third quarter of 2023. We believe the increase in average net product revenues per prescription is partly the result of changes we made to our co-pay saving program intended to reduce the number of prescriptions filled by patients in commercial insurance plans that either do not cover XHANCE or are in commercial insurance plans that have high deductibles. In addition, part of the increase was the result of an increase in channel inventory associated in part with the addition of new pharmacies within the Hub network.
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

The lowering of the guidance range for full year 2024 XHANCE net revenues is the result of a slower than anticipated return to demand growth. As a result, we expect full year 2024 net product revenues will be between $75.0 to $79.0 million. Previously, we expected full year 2024 net product revenues to be between $85.0 to $90.0 million. The magnitude of the benefit derived as a result of the revisions that we made to our co-pay assistance program was greater than we expected in the first nine months of 2024, in addition, third quarter of 2024 benefited from additional channel inventory that included the stocking of new pharmacies within our Hub network. As a result, we believe average net product revenues per prescription will be approximately $270 for the full year of 2024. Previously, we believed that average net revenues per prescription would exceed $250. We expect full year 2024 operating expenses (consisting of selling, general & administrative expenses and research & development expenses) will be between $90.0 to $93.0 million, of which we expect non-cash stock-based compensation expense will be approximately $6.0 million. Previously, we expected full year 2024 operating expenses to be between $95.0 to $101.0 million, of which we expected non-cash stock-based compensation expense would be approximately $6.0 million.
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

Warrant Liability
In November 2022, we issued warrants in connection with a public offering. These warrants are required to be measured at fair value and reported as a liability in the consolidated balance sheet. We recorded the fair value of the warrants upon issuance using a Monte Carlo simulation and are required to revalue the warrants at each reporting date with any changes in fair value recorded on our statement of operations. The valuation of the warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. The change in the fair value of the Level 3 warrants liabilities is reflected in the statement of operations for the three and nine months ended September 30, 2024 and 2023.
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
Consolidated Results of Operations
Comparison of three months ended September 30, 2024 and 2023
The following table sets forth our selected consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended September 30,
	2024	2023
Revenues:
Net product revenues	$20,437	$19,823
Total revenues	20,437	19,823
Costs and expenses:
Cost of product sales	2,065	2,225
Research and development	949	1,281
Selling, general and administrative	19,475	18,011
Total operating expenses	22,489	21,517
Loss from operations	(2,052)	(1,694)
Other (income) expense:
Interest expense, net	4,381	4,395
Other income	(6,900)	3,205
Total other expense (income)	(2,519)	7,600
Net income (loss)	$467	$(9,294)
Net product revenues
Net product revenues related to sales of XHANCE were $20.4 million and $19.8 million for the three months ended September 30, 2024 and 2023, respectively. The year-over-year increase in net product revenues is attributable primarily to revisions that we made to our co-pay assistance program in the second half of 2023 as well as in January of 2024 intended to increase average net revenue per prescription.
Cost of product sales
Cost of product sales related to XHANCE were $2.1 million and $2.2 million for the three months ended September 30, 2024 and 2023, respectively.

Research and development expense
Research and development expense was $0.9 million and $1.3 million for the three months ended September 30, 2024 and 2023, respectively. The $0.3 million decrease is attributable to a decrease in costs related to the preparation and filing of our supplemental new drug application for XHANCE for the treatment of chronic rhinosinusitis without nasal polyps.
Selling, general and administrative expense
Selling, general and administrative expense was $19.5 million and $18.0 million for the three months ended September 30, 2024 and 2023, respectively. The $1.5 million increase was due primarily to an increase in sales and marketing costs related to our launch of XHANCE for the treatment of chronic sinusitis.
Interest (income) expense, net
Interest (income) expense, net, was $4.4 million and $4.4 million for the three months ended September 30, 2024 and 2023, respectively, which was primarily comprised of interest expense on the Pharmakon Senior Secured Notes during both periods.
Other income
In November 2022, we issued warrants in connection with a public offering. These warrants are required to be measured at fair value and reported as a liability in the consolidated balance sheet. We recorded the fair value of the warrants upon issuance using a Monte Carlo simulation and are required to revalue the warrants at each reporting date with any changes in fair value recorded on our statement of operations. The valuation of the warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. The change in the fair value of the Level 3 warrants liabilities is reflected in the statement of operations for the three months ended September 30, 2024.
Other income includes primarily $6.9 million and $3.2 million for the three months ended September 30, 2024 and 2023, respectively of unrealized gains on the fair value of warrants.
Comparison of nine months ended September 30, 2024 and 2023

	Nine Months Ended September 30,
	2024	2023
Revenues:
Net product revenues	$55,807	$51,122
Total revenues	55,807	51,122
Costs and expenses:
Cost of product sales	5,277	6,502
Research and development	3,083	4,017
Selling, general and administrative	64,121	60,839
Total operating expenses	72,481	71,358
Loss from operations	(16,674)	(20,236)
Other (income) expense:
Interest (income) expense, net	13,194	12,461
Other income	(8,687)	(7,181)
Total other expense	4,507	5,280
Net loss	$(21,181)	$(25,516)
Net product revenues
Net product revenues related to sales of XHANCE were $55.8 million and $51.1 million for the nine months ended September 30, 2024 and 2023, respectively. The year-over-year increase in net product revenues is attributable primarily to revisions that we made to our co-pay assistance program in the second half of 2023 as well as in January of 2024 intended to increase average net revenue per prescription.

Cost of product sales
Cost of product sales related to XHANCE were $5.3 million and $6.5 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease of $1.2 million can be primarily attributed to an a lower number of units sold in 2024.
Research and development expense
Research and development expense was $3.1 million and $4.0 million for the nine months ended September 30, 2024 and 2023, respectively. The $0.9 million decrease is attributable to a decrease in costs related to the preparation and filing of our supplemental new drug application for XHANCE for the treatment of chronic rhinosinusitis without nasal polyps.
Selling, general and administrative expense
Selling, general and administrative expense was $64.1 million and $60.8 million for the nine months ended September 30, 2024 and 2023, respectively. The $3.3 million increase was due primarily to an increase in sales and marketing costs related to our launch of XHANCE for the treatment of chronic sinusitis, as well as higher stock based compensation expense in 2024, which was partially offset by $1.1 million of severance costs recognized in 2023.
Interest (income) expense, net
Interest (income) expense, net, was $13.2 million and $12.5 million for the nine months ended September 30, 2024 and 2023, respectively, which was primarily comprised of interest expense on the Pharmakon Senior Secured Notes during both periods. The increase was due primarily to higher interest rates in 2024.
Other income
In November 2022, we issued warrants in connection with a public offering. These warrants are required to be measured at fair value and reported as a liability in the consolidated balance sheet. We recorded the fair value of the warrants upon issuance using a Monte Carlo simulation and are required to revalue the warrants at each reporting date with any changes in fair value recorded on our statement of operations. The valuation of the warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. The change in the fair value of the Level 3 warrants liabilities is reflected in the statement of operations for the quarter ended September 30, 2024.
Other income includes primarily $8.7 million and $7.2 million for the nine months ended September 30, 2024 and 2023, respectively of unrealized gains on the fair value of warrants.

Liquidity and Capital Resources
Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. We incurred net losses of $21.2 million and $25.5 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $741.6 million. We have funded our operations primarily through the sale and issuance of stock and debt, as well as through sales of XHANCE and licensing revenues. As of September 30, 2024, we had $82.5 million in cash and cash equivalents.
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(46,552)	$(27,441)
Net cash used in investing activities	(72)	(255)
Net cash provided by financing activities	55,436	296
Net decrease in cash and cash equivalents	$8,812	$(27,400)
Operating activities
Cash used in operating activities increased by $19.1 million, from $27.4 million for the nine months ended September 30, 2023 to $46.6 million for the nine months ended September 30, 2024. The increase in cash used in operating activities was attributable to an increase in accounts receivable and inventory, as well as a decrease in accounts payable and accrued expenses, partially offset by a smaller loss from operations for the nine months ended September 30, 2024.
Investing activities
Cash used in investing activities decreased from the nine months ended September 30, 2023 to the nine months ended September 30, 2024 due to an decrease in equipment and software purchases during the nine months ended September 30, 2024.
Financing activities
Cash provided by financing activities increased from the nine months ended September 30, 2023 to the nine months ended September 30, 2024 due to the registered direct offering completed in May 2024.
Projected 2024 operating expenses
We expect that our total GAAP operating expenses (consisting of selling, general & administrative expenses and research & development expenses) for 2024 will be between $90 million and $93 million, of which approximately $6 million is expected to be stock-based compensation expense. As a result, our total operating expenses (consisting of selling, general & administrative expenses and research & development expenses) excluding approximately $6 million of expected stock-based compensation expense are expected to be between $84 million and $87 million. The $84 million to $87 million range is approximately a $4 million to $7 million increase compared to 2023. This increase is the result of additional selling, general, & administrative expenses that we expect to incur in 2024 as we invest in the launch of XHANCE for the treatment of patients with chronic sinusitis.
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
A&R Note Purchase Agreement
The principal balance of the Pharmakon Senior Secured Notes outstanding under the A&R Note Purchase Agreement was $130,000 at September 30, 2024. See Note 8 of our unaudited consolidated financial statements for a description of terms of the Pharmakon Senior Secured Notes and A&R Note Purchase Agreement, including repayment terms and applicable covenants.

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
As of September 30, 2024 we had $82.5 million in cash and cash equivalents. In the event we are able to maintain compliance with the financial covenants and terms of the A&R Pharmakon Note Purchase Agreement or obtain a waiver to or modification of such covenants, we believe our existing cash and cash equivalents would be sufficient to fund our operations and debt service obligations for at least the next 12 months. However, as discussed below and elsewhere in this Form 10-Q, there is substantial doubt about our ability to maintain compliance with such financial covenants and terms of the A&R Note Purchase Agreement and our ability to continue as a going concern.

We will likely require additional capital in the future secured through equity or debt financings, partnerships, collaborations, or other sources in order to maintain compliance with the financial covenants of the A&R Note Purchase Agreement as discussed below, to meet our debt service obligations, including repayment of the Pharmakon Senior Secured Notes, and to carry out our planned development and commercial activities. If additional capital is not obtained when required, we may need to delay or curtail our operations until additional funding is received.

Our continuation as a going concern is dependent on our ability to maintain compliance with the financial covenants (including the requirement for us to achieve certain minimum trailing twelve-month consolidated XHANCE net sales and royalties thresholds, the requirement for us to maintain at least $30.0 million of cash and cash equivalents at all times (reduced to $20.0 million following the date of the first quarterly payment of principal due on September 30, 2025), referred to as "the liquidity covenant", and the requirement that our annual and quarterly financial statements not be subject to any qualification or statement as to "going concern" commencing with our financial statements for the fiscal year ending December 31, 2025), and the other provisions under the A&R Note Purchase Agreement, and our ability to generate sufficient cash flows from operations to meet our debt service obligations and to fund our operations and/or obtain additional capital through equity or debt financings, partnerships, collaborations, or other sources. The A&R Note Purchase Agreement includes events of default, in certain cases subject to customary periods to cure, following which Pharmakon may accelerate all amounts outstanding pursuant to the A&R Note Purchase Agreement. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The A&R Note Purchase Agreement includes a requirement that we achieve certain minimum trailing twelve-month consolidated XHANCE net sales and royalties thresholds. We believe it is probable that we will not maintain compliance with the trailing twelve-month minimum consolidated XHANCE net sales and royalties thresholds for the entire one year period after the date these consolidated financial statements are issued. If we fail to achieve a minimum consolidated XHANCE net sales and royalties threshold, it will constitute a default under the A&R Note Purchase Agreement if we are unable to obtain a modification or waiver of such minimum consolidated XHANCE net sales and royalties threshold.

In the event of the foregoing default, the holders of the Pharmakon Senior Secured Notes may declare an event of default under the A&R Note Purchase Agreement and may elect to accelerate the repayment of all unpaid principal, accrued interest and other amounts due (which would also require us to pay an interest make-whole premium as specified in the A&R Note Purchase Agreement if the repayment of the debt is accelerated prior to May 21, 2026).

Additionally, commencing on September 30, 2025, we will be required to begin making principal repayments on our debt in eight quarterly installments of $16.3 million each through maturity in June 2027. We believe it is probable that, absent additional capital, we will not be able to maintain compliance with the minimum cash covenant under the A&R Note Purchase Agreement once we make the second principal repayment, which is due on December 31, 2025.

Our plans to seek to mitigate these default risks include enhancing our commercial performance to accelerate growth in net revenues, seeking out partnership and collaboration opportunities to expand the market for XHANCE, and, if required, requesting a modification or waiver of the covenants under the A&R Note Purchase Agreement, or refinancing the debt. However, there can be no assurance that we will be successful in accelerating growth in net revenue, expanding the market for XHANCE, obtaining a modification or waiver of the covenants under the A&R Note Purchase Agreement, or refinancing the debt. If we are unable to accelerate growth in net revenue, expand the market for XHANCE, obtain a modification or waiver of the covenants under the A&R Note Purchase Agreement, and/or refinance the debt, we may need to delay or curtail its operations until we obtain additional capital which may not be available on a timely basis, on favorable terms, or at all, and such capital, if obtained, may not be sufficient to meet our payment obligations or enable us to continue to implement our long-term business strategy. In such an event, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. These factors raise substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the fair value for such assets or less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment. Additionally, if we seek additional financing to fund our debt service obligations and business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all.
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
Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors previously disclosed in Part I, “Item 1A, Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on March 7, 2024.

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

As of September 30, 2024, we had cash and cash equivalents of $82.5 million and have $130.0 million of outstanding Pharmakon Senior Secured Notes under the A&R Note Purchase Agreement. Our accumulated deficit as of September 30, 2024 was $741.6 million. We have incurred significant net losses since inception and also expect to incur substantial losses in future periods.

Our continuation as a going concern is dependent on our ability to maintain compliance with the financial covenants (including the requirement for us to achieve certain minimum trailing twelve-month consolidated XHANCE net sales and royalties thresholds, the requirement for us to maintain at least $30.0 million of cash and cash equivalents at all times (reduced to $20.0 million following the date of the first quarterly payment of principal due on September 30, 2025) and the requirement that commencing with our financial statements for the fiscal year ending December 31, 2025 that our annual and quarterly financial statements not be subject to any qualification or statement as to "going concern"), and the other provisions under the A&R Note Purchase Agreement, and our ability to generate sufficient cash flows from operations to meet our debt service obligations and to fund our operations and/or obtain additional capital through equity or debt financings, partnerships, collaborations, or other sources.

The A&R Note Purchase Agreement includes a requirement that we achieve certain minimum trailing twelve-month consolidated XHANCE net sales and royalties thresholds through maturity. We believe it is probable that we will not maintain compliance with the trailing twelve-month minimum consolidated XHANCE net sales and royalties thresholds for the entire one year period after the filing of this Form 10-Q. If we fail to achieve a minimum consolidated XHANCE net sales and royalties threshold, it will constitute a default under the A&R Note Purchase Agreement if we are unable to obtain a modification or waiver of such minimum consolidated XHANCE net sales and royalties threshold.

The A&R Note Purchase Agreement also requires us to maintain at all times a minimum of $30.0 million of cash and cash equivalents, which will be reduced to $20.0 million following the date of the first quarterly payment of principal due on September 30, 2025 (referred to as, the "liquidity covenant"). If we are unable to secure additional capital through equity or debt financings, partnerships, collaborations, or other sources, we believe that it is probable that we will not be able to maintain compliance with the liquidity covenant under the A&R Note Purchase Agreement once we make the second principal repayment, which is due on December 31, 2025, which will also constitute a default under the A&R Note Purchase Agreement if we are unable to obtain a waiver or modification of such liquidity covenant.

Further, the A&R Note Purchase Agreement includes a requirement that commencing with the report and opinion on our consolidated financial statements commencing with our financial statements for the fiscal year ending December 31, 2025 that all of our quarterly and annual financial statements, not be subject to any statement or qualification as to “going concern” (referred to as, the "going concern covenant"). As a general matter, financial statements are subject to a "going concern" uncertainty disclosure if it is probable that the company's available capital is not sufficient to fund its operations and obligations for at least twelve months following the issuance of such financial statements including obligations that could become due during such twelve month period as a result of some future event (for instance, the potential that the Pharmakon Senior Secured Notes could become due if it is deemed probable that we will not maintain compliance with the covenants and other terms under the A&R Note Purchase Agreement during such twelve month period). If we are unable to secure additional capital through equity or debt financings, partnerships, collaborations, or other sources, we believe it is unlikely that we will be able comply with the going concern covenant commencing with our financial statements for the fiscal year ending December 31, 2025, which will constitute a default under the A&R Note Purchase Agreement if we are unable to obtain a modification or waiver of such going concern covenant.

In the event of any of the foregoing defaults, the holders of the Pharmakon Senior Secured Notes may declare an event of default under the A&R Note Purchase Agreement and may elect to accelerate the repayment of all unpaid principal, accrued interest and other amounts due (which would also require us to pay an interest make-whole premium as specified in the A&R Note Purchase Agreement if the repayment of the debt is accelerated prior to May 21, 2026), which may require us to delay or curtail our operations until we obtain additional capital which may not be available on a timely basis, on favorable terms, or at all, and such capital, if obtained, may not be sufficient to meet our payment obligations or enable us to continue to implement our long-term business strategy. In such an event, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. These factors raise substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the fair value for such assets or less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment. Additionally, if we seek additional financing to fund our debt service obligations and business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all.

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
• our breach of the financial covenants, affirmative covenants, restrictive covenants or other terms of the A&R Note Purchase Agreement, including (i) the trailing twelve-month minimum consolidated XHANCE net sales and royalties covenant, (ii) the requirement to maintain at least $30.0 million of cash and cash equivalents (reduced to $20.0 million following the date of the first quarterly payment of principal due on September 30, 2025) and (iii) the requirement to deliver quarterly and annual financial statements that, commencing with the fiscal period ending December 31, 2025, are not subject to a "going concern" statement or qualification;
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

In the event that we maintain compliance with the trailing twelve-month minimum consolidated XHANCE net sales and royalties that we are required to meet each quarter, maintain at least $30.0 million of cash and cash equivalents (reduced to $20.0 million following the date of the first quarterly payment of principal due on September 30, 2025) and deliver quarterly and annual financial statements that, commencing with the fiscal period ending December 31, 2025, are not subject to a "going concern" statement or qualification, and maintain compliance with all other terms of the A&R Note Purchase Agreement, in each case, to avoid an acceleration of payments due under the Pharmakon Senior Secured Notes, then we will be required to repay the notes in eight equal quarterly payments of $16.25 million starting on September 30, 2025. The Pharmakon Senior Secured Notes are guaranteed by us and certain of our subsidiaries and are secured by a pledge of substantially all of our and their assets.

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

We could be delisted from Nasdaq, which would harm the liquidity of our stock and our ability to raise capital, and may cause the market price of our stock to decline.

Nasdaq requires listing issuers to comply with certain standards in order to remain listed on its exchange. On October 16, 2024, we were notified (the “Notice”) by Nasdaq Stock Market, LLC (“Nasdaq”) that on October 16, 2024, the average closing price of our common stock over the prior 30 consecutive trading days had fallen below $1.00 per share, which is the minimum average closing price required to maintain listing on Nasdaq under Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Requirement”). Nasdaq’s notice had no immediate effect on the listing or trading of our common stock. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we are provided an initial compliance period of 180 calendar days to regain compliance with the Minimum Bid Requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to the deadline. If we do not achieve compliance with the Minimum Bid Requirement within 180 calendar days, we may be eligible for an additional 180 calendar days to regain compliance. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other Nasdaq initial listing standards, with the exception of the Minimum Bid Requirement, and provide written notice of our intention to cure the minimum bid price deficiency during the second compliance period.

If the Nasdaq staff determines that we will not be able to cure the deficiency, or if we are otherwise not eligible for such additional compliance period, Nasdaq will provide notice that our common stock will be subject to delisting. In the event we receive notice that our common stock is being delisted, Nasdaq rules permit us to appeal any delisting determination by the Nasdaq staff. There can be no assurance that the Company will be able to regain compliance with the Minimum Bid Requirement or maintain compliance with the other listing requirements.

If, for any reason, Nasdaq were to delist our securities from trading on its exchange and we are unable to obtain listing on another reputable national securities exchange, a reduction in some or all of the following may occur, each of which could materially adversely affect our stockholders:
•liquidity and marketability of our common stock;
•our ability to obtain financing for the continuation of our operations;
•the number of institutional and general investors that will consider investing in our common stock;
•the number of market makers in our common stock;
•the availability of information concerning the trading prices and volume of our common stock; and
•the number of broker-dealers willing to execute trades in shares of our common stock
In addition, if we cease to be eligible to trade on Nasdaq, we may have to pursue trading on a less recognized or accepted market, such as the over the counter markets, our stock may be traded as a “penny stock” which would make transactions in our stock more difficult and cumbersome, and we may be unable to access capital on favorable terms or at all, as companies trading on alternative markets may be viewed as less attractive investments with higher associated risks, such that existing or prospective institutional investors may be less interested in, or prohibited from, investing in our common stock. This may also cause the market price of our common stock to further decline.

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

10.1
Employment Agreement, dated October 4, 2024 between OptiNose US, Inc. and P. Terrence Kohler, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-38241), as filed with SEC on October 7, 2024.

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.
31.2	*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act
32.1	**	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer.
32.2	**	Certification Pursuant to 18 U.S.C. Section 1350 of principal financial officer.
101.SCH		Inline XBRL Taxonomy Extension Schema Document.
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
        *    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTINOSE, INC.
Date:	November 12, 2024	By:	/s/ TERRY KOHLER
			Name:	Terry Kohler
			Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)