Form 10-K
period 2024-12-31
OptiNose, Inc.
filed 2025-03-26
CIK 1494650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

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

As of June 28, 2024 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the registrant's common stock held by non-affiliates was approximately $139.8 million based on the last reported sale price of the registrant's common stock on the Nasdaq Global Select Market on June 28, 2024.

The number of shares of common stock outstanding at March 1, 2025 was 10,072,259 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2025 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the year ended December 31, 2024.

2
_________________________

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to "Optinose," "Company," "we," "us," and "our" refer to OptiNose, Inc. and its subsidiaries.
_________________________
Trademark Notice
This Annual Report on Form 10-K contains references to our trademarks and to trademarks belonging to other entities. XHANCE, EDS, EXHALATION DELIVERY SYSTEM, OPTINOSE, and the OptiNose logo are trademarks of ours in the United States. All other trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners. We do not intend our use or display of other companies' trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.
_________________________
Basis of Presentation
On December 30, 2024, we filed a Certificate of Amendment to our Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of Delaware to effect a 1-for-15 reverse stock split of our issued and outstanding shares of common stock, par value $0.001 per share (the “reverse split”), which became effective on that date. All historical share and per share amounts reflected throughout this Annual Report on Form 10-K have been adjusted to reflect the reverse split. However, our periodic and current reports, and all other documents that were filed prior to December 30, 2024, do not give effect to the reverse split.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among others, statements relating to:
▪the potential uses for and advantages of XHANCE®, the Exhalation Delivery System™ (also referred to as, the EDS®) and related technologies;
▪the potential benefits of the FDA approval of XHANCE for the treatment of chronic rhinosinusitis without nasal polyps;
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
▪our expectations for our implementation of a central in-take pharmacy model (commonly referred to as, a "HUB");
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
~~▪~~our expectation that we will commence the required study of XHANCE in adolescent patients with chronic rhinosinusitis without nasal polyps in 2025;
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
as well as other statements relating to our future operations, financial performance and financial condition, prospects, strategies, objectives or other future events. Forward-looking statements appear primarily in the sections of this Annual Report on Form 10-K entitled "Item 1 - Business," "Item 1A - Risk Factors," and "Item 7 -

Management's Discussion and Analysis of Financial Condition and Results of Operations". In some cases, you can identify forward-looking statements by words such as "may,” "will,” "could," "would," "should," "expect," "intend," "plan," "anticipate," "target," "believe," "estimate," "predict," "project," "potential," "continue," "ongoing," "scheduled" and similar expressions, although not all forward-looking statements contain these identifying words.
Forward-looking statements are based upon our current expectations and assumptions and are subject to a number of known and unknown risks, uncertainties and other factors that could cause actual results to differ materially and adversely from those expressed or implied by such statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under section "Item 1A - Risk Factors" of this Annual Report on Form 10-K. As a result, you should not place undue reliance on forward-looking statements.
Additionally, the forward-looking statements contained in this Annual Report on Form 10-K represent our views only as of the date of this Form 10-K (or any earlier date indicated in such statement). While we may update certain forward-looking statements from time to time, we specifically disclaim any obligation to do so, even if new information becomes available in the future. However, you are advised to consult any further disclosures we make on related subjects in the reports that we file with the SEC.
The foregoing cautionary statements are intended to qualify all forward-looking statements wherever they may appear in this Annual Report on Form 10-K. For all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

RISK FACTOR SUMMARY
The risk factors summarized below could materially harm our business, operating results and/or financial condition, impair our future prospects and/or cause the price of our common stock to decline. For more information, see “Item 1A. Risk Factors” in this Annual Report on Form 10-K. Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, the following:
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
Risks Related to Clinical Development and Regulatory Approval
•Delays in clinical trials are common and have many causes, and any delay could result in increased costs to us and jeopardize or delay our ability to obtain regulatory approval and commence product sales, or our ability to maintain regulatory approval.
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
Risks Related to the Merger
•Failure to complete the Merger could negatively affect the price of our common stock, as well as our future business and financial results.

•Expenses related to the proposed Merger are significant and will adversely affect our operating results.

•We are subject to business uncertainties and contractual restrictions while the Merger is pending, which could adversely affect our business.

•Uncertainties associated with the Merger may cause a loss of management and other key employees and disrupt our business relationships, which could adversely affect our business.

•The Merger Agreement limits our ability to pursue alternatives to the Merger and may discourage other companies from trying to acquire us for greater consideration than what Paratek has agreed to pay.

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
In March 2024, the FDA approved XHANCE for the treatment of chronic rhinosinusitis without nasal polyps in patients 18 years of age and older. XHANCE is the first and only drug therapy approved by the FDA for the treatment of chronic rhinosinusitis without nasal polyps (also referred to by the medical community and payers as, chronic sinusitis), which is one of the most common diseases diagnosed in adult outpatient medicine. It is our view that the terms "chronic sinusitis" and "chronic rhinosinusitis without nasal polyps" are synonymous from a promotional and medical prospective, and therefore, use the terms interchangeable in this Annual Report on Form 10-K.
We are relaunching XHANCE to focus on the comparatively larger market opportunity that we believe is created by the new chronic rhinosinusitis without nasal polyps indication. We plan to continue to focus our commercial efforts primarily on the ENT and allergy specialist audience while seeking partnerships to extend the commercialization of XHANCE into primary care. Net product revenues from XHANCE sales and the average net revenue per prescription from XHANCE sales for the years ended December 31, 2024, 2023 and 2022 were as follows:
In accordance with the Pediatric Research Equity Act, and as part of the FDA approvals of XHANCE for the treatment of chronic rhinosinusitis with and without nasal polyps in patients 18 years of age and older, we are required to conduct clinical trials of XHANCE for these conditions in adolescents. Under these post-marketing requirements, we are required to complete a study of XHANCE in adolescent patients 12 to 17 years of age with chronic rhinosinusitis with nasal polyps by March 2026 and submit a final report to the FDA by September 2026, and complete a study of XHANCE in adolescent patients 12 to 17 years of age with chronic rhinosinusitis without nasal polyps by March 2028 and submit a final report to the FDA by October 2028. Our study of XHANCE in adolescent patients with chronic rhinosinusitis with nasal polyps is ongoing, and we expect to commence the required study of XHANCE in adolescent patients with chronic rhinosinusitis without nasal polyps in 2025.
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

•Explore expansion into primary care segment and direct-to-patient promotion to broaden our market opportunity. We believe primary care physicians treat an additional estimated 6.25 million patients in the U.S. with chronic rhinosinusitis, an estimated two thirds of whom have chronic sinusitis but do not have nasal polyps. At some point in the future, we, together with any potential partner secured for the primary care segment, intend to consider direct promotional resources to an additional estimated 20 million adult chronic rhinosinusitis sufferers who are not regularly under the care of physicians for this disease using programs such as direct-to-consumer and direct-to-patient promotion.

~~▪~~Seek additional development candidates or approved therapies focused on the ENT and allergy specialty segments. We continue to evaluate strategic licensing, acquisition, development and commercial partnerships. These targeted opportunities could increase our growth and leverage our existing infrastructure and capabilities.
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
We intend to broaden, through potential collaborations, our marketing outreach to additional primary care physicians that treat an additional estimated 6.25 million U.S. patients with CRS. We expect to execute this expansion primarily through one or more collaborations with third parties that already have a sales force calling on primary care physicians. We may also direct promotional resources to an additional estimated 20 million CRS sufferers who are not regularly under the care of physicians for this disease using programs such as direct-to-consumer and direct-to-patient promotion.

Based on internal estimates, we believe the total annual U.S. market opportunity for XHANCE in the specialty segment is over $3.4 billion. Based on these same estimates, we believe the total additional annual U.S. market opportunity for XHANCE in the primary care segment is over $6.0 billion. Therefore, we estimate the total annual U.S. market opportunity for the combined specialty and primary care segments is over $9.5 billion, of which approximately one-third consists of patients with CRSwNP.
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
Current Therapies
▪Intranasal Steroids. Multiple published clinical practice guidelines generally recommend topically-acting INS as the first line of prescription therapy for the treatment of CRS with and without polyps. As a result, physicians typically prescribe INS nasal sprays or nasal aerosols, despite the fact that prior to the approval of XHANCE in March 2024, there were no FDA-approved products for the treatment of CRSsNP. Therefore, the majority of chronic rhinosinusitis sufferers being treated have tried INS. We estimate that physicians in the U.S. prescribe approximately 17 million INS prescriptions each year for the treatment of chronic rhinosinusitis, which includes, among other INS products, a generic fluticasone propionate nasal spray. The only other branded INS to receive an indication for the treatment of nasal polyps is Nasonex™, which was marketed by Merck & Co., Inc. before being removed from the prescription market but is available over-the-counter without a prescription for other indications. Generic versions of Nasonex™, mometasone furoate monohydrate, remain available as prescription drugs. Physicians not only prescribe INS as a standalone therapy, but also typically prescribe INS following sinus surgery as some third-party clinical trials suggest that INS treatment can improve symptoms and delay symptom recurrence. In lieu of prescription INS nasal sprays, physicians may recommend use of over-the-counter INS nasal sprays including over-the-counter products containing fluticasone propionate and mometasone furoate monohydrate.
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
Potential Future Therapies
Additional potential future therapies include but are not limited to monoclonal antibodies, and corticosteroid-eluting implants. Benralizumab, depemokimab, and tezepelumab, some of which are already approved for other indications, are being developed for the treatment of nasal polyps, and are believed to inhibit specific pathways of inflammation present in nasal polyps. Lyra Therapeutics is developing corticosteroid-eluting implants as potential treatment for patients with chronic rhinosinusitis. In addition, Insmed is studying brensocatib as a potential treatment for chronic rhinosinusitis without nasal polyps.
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
▪Sinus surgery and other procedures are costly and may not be a complete solution.  The effectiveness of sinus surgery varies significantly and many patients experience persistent or recurrent symptoms. Reports indicate that nasal polyp regrowth following surgery occurs in as high as 60% of cases within four years. In addition, it has been reported that up to 80% of patients continued to have symptoms within two years of surgery. Because sinus surgery is often not curative and may not address the underlying cause of the inflammation, many patients receive short- and long-term courses of INS after surgery and approximately 20% of patients elect surgical revisions. Postoperative scarring and persistent inflammation are common and can compromise symptom outcomes and also negatively impact the ability of the sinuses to heal. Sinus surgery is also a costly procedure, with estimated costs on average of $13,500 per procedure, based on data published in 2019. While balloon sinus dilation has the ability to open sinuses in a less invasive manner, it also may not address the underlying cause of the inflammation associated with chronic rhinosinusitis and is costly. Similarly, steroid-releasing sinus implants have limited duration of anti-inflammatory effect, are costly and face reimbursement challenges.
▪Treatment with monoclonal antibodies is costly, difficult to administer and may have negative side effects. The current FDA-approved monoclonal antibodies for the treatment of nasal polyps cost approximately $37,000 to $52,000 per year. Monoclonal antibodies also require subcutaneous injections or intravenous administration. We believe the systemic nature of these treatments, which target components of the immune response, may result in more adverse side effects than treatments with topically-acting steroids.

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
To support FDA approval of XHANCE as a treatment for chronic rhinosinusitis without nasal polyps, we conducted two randomized, double-blinded, placebo-controlled Phase 3 pivotal clinical trials evaluating more than 550 adult patients, in adults with chronic rhinosinusitis. In both trials, patients treated with XHANCE experienced statistically significant reductions on two co-primary endpoints of: (i) change in a composite score of nasal congestion/obstruction symptoms, nasal discharge, and facial pain and pressure from baseline to week, and (ii) change in average percent of opacified volume of the ethmoid and maxillary sinuses from baseline to week 24. In addition, pooled results from the ReOpen program were used to perform pre-planned analyses including: (i) an analysis of symptom improvement for patients entering the trials with at least moderate symptoms despite reporting use of a standard nasal steroid spray and (ii) an analysis of pooled data which found that the 372 mcg treatment group achieved a type 1 error controlled statistically significant reduction of 66% in the incidence of exacerbations compared to placebo comparator. Exacerbations were defined as a worsening of at least one of the four cardinal symptoms of chronic sinusitis (nasal congestion/obstruction, rhinorrhea, facial pain/pressure, and loss of sense of smell) lasting at least 3 days accompanied by an escalation in medical care, such as doctor visits or antibiotic or steroid prescription. XHANCE was well tolerated across the 186- and 372-mcg dose groups and the safety profile in the ReOpen program was generally consistent with the safety profile contained in XHANCE’s previously approved label. No serious adverse events were reported in the ReOpen program.
We believe XHANCE offers a cost-effective treatment solution to payors who are increasingly being asked to pay for multiple high-cost therapies for a variety of diseases priced at tens of thousands of dollars per year. As of January 1, 2025, the wholesale acquisition cost for XHANCE was $656.34. XHANCE is priced significantly higher than low cost generic INS and over-the-counter (OTC) INS products.

We expect XHANCE to be adopted by physicians at a natural point in the care pathway for use in patients with chronic rhinosinusitis with and without nasal polyps after treatment failure with cheaper generic or OTC traditional INS therapies but before they progress to costly surgical interventions and monoclonal antibodies. We estimate that sinus surgery costs on average $13,500 per procedure based on data published in 2019, and monoclonal antibodies cost approximately $37,000 to $52,000 per year based on the wholesale acquisition cost and recommended dosing for XOLAIR™ (omalizumab), NUCALA™ (mepolizumab), and DUPIXENT™ (dupilumab) as of January 2025.

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

Sales and Marketing
We have established a commercial infrastructure designed to drive adoption and sales of XHANCE with healthcare professionals who treat patients with chronic rhinosinusitis. We believe that approximately 15,000 physicians treat an estimated 3.5 million chronic rhinosinusitis patients, an estimated 1.2 million of whom have chronic rhinosinusitis with nasal polyps.
Customer Model. We have a sales force of 75 territory managers who targeted approximately 7,000 ENTs, allergists and “specialty-like” primary care physicians. In order to increase the frequency of in-person promotion we reduced the number of target physicians for territory manager call plans from approximately 105 to 75 in the fourth quarter of 2024 and as a result targeted approximately 5,600 ENTs, allergists and “specialty-like” primary care physicians. In addition to in-person promotion by our territory managers we target additional physicians through digital and non-personal promotion in areas where we do and do not have territory managers.
Our sales team is equipped with educational materials demonstrating the benefit and safety profile of XHANCE. In the future, we may increase the number of geographic territories as well as hire additional territory managers in order to increase the number of called-on target physicians and frequency of calls. We believe that in the long term, direct to consumer (DTC) advertising could be an effective way to increase XHANCE prescription growth.

XHANCE Co-Pay Savings Program. We believe our co-pay savings program provides an affordability solution for patients that physicians will support. This program provides patient co-pay assistance to eligible commercially insured patients. These patients may obtain XHANCE for as little as $0 out-of-pocket.

Market Access. Based on currently available third-party data as of January 31, 2025, we believe that approximately 70% of insured lives are currently in a plan that covers XHANCE. However, payors may change coverage levels for XHANCE, positively or negatively, at any time. Additionally, payors generally impose restrictions on access to or usage of XHANCE, such as by requiring prior authorizations or "step-edits". For example, insurers may require that a physician attest that they are treating a patient for an approved indication prior to becoming eligible for coverage for XHANCE. As of January 31, 2025, approximately half of the commercial covered lives in plans that cover XHANCE are in a plan that requires a prior authorization and most of those prior authorizations request information regarding prior use of INS and patient diagnosis. In some cases, patients do not meet the payors' utilization management criteria, and in other cases, healthcare providers may not complete the administrative process required to demonstrate or document that the patients for whom XHANCE has been prescribed meet the payors’ utilization management criteria (i.e., prior authorizations or step-edits) and, as a result, patients may not gain access to XHANCE treatment. In our contract negotiations with payors we seek to balance patient access and affordability, breadth of coverage, payor utilization management and rebates levels.
Trade and Distribution. Historically, we sold XHANCE primarily to PPN partners. We established this channel to offer patients the option of filling prescriptions through a network of preferred pharmacies that may be able to better serve the needs of patients through services including delivery of XHANCE by mail and performing certain patient services such as patient insurance benefit verification. In January 2024 we launched a patient support program which serves as a central intake pharmacy model (referred to as a "HUB") and provides patients with support by navigating payor restrictions and offering affordability solutions. During the second quarter we transitioned a significant proportion of the XHANCE business from our historical preferred pharmacy network to the HUB. We also sell XHANCE to wholesale pharmaceutical distributors, who, in turn, sell XHANCE to retail and specialty pharmacies (including our prior PPN partners), hospitals and other customers. We have contracted with a third-party logistics provider for key services related to logistics, warehousing and inventory management, and distribution. Further, our third-party logistics provider provides customer order fulfillment services and accounts receivable management.
Customers
Approximately 59% of our XHANCE net revenues during the fiscal year ended December 31, 2024 were to PPN partners. The three leading PPNs accounted for approximately 36% of our XHANCE net revenues. The largest PPN was Professional Arts Pharmacy which accounted for approximately 25% of our XHANCE revenue. Additionally, approximately 41% of our XHANCE net revenues during the fiscal year ended December 31, 2024 were to the three largest wholesale pharmaceutical distributors, Cardinal Health, McKesson Corporation, and AmerisourceBergen Drug Corporation.
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
We purchase XHANCE and its components from several third-party suppliers and manufacturing partners, certain of which are available through a single source. Although we could obtain each of these components from alternative third-party suppliers, we would need to qualify and obtain FDA approval for another supplier as a source for each such component. We have entered into the following key supply agreements for the commercial manufacture and supply of XHANCE:
▪A supply agreement with Hovione Inter Ltd for the supply of fluticasone propionate, the active pharmaceutical ingredient included in XHANCE. This agreement terminates on December 31, 2026, subject to earlier termination or extension in accordance with the terms of the agreement.
▪A manufacture and supply agreement with Contract Pharmaceuticals Limited Canada (CPL) for the formulation and assembly of finished dose forms of XHANCE. This agreement terminates on December 31, 2026, subject to earlier termination or extension in accordance with the terms of the agreement.
•A manufacturing services agreement with Advance Mold & Manufacturing, Inc. for the manufacture of the liquid delivery sub-assemblies for XHANCE, which consists of injection molded parts and other purchased components. The agreement terminates on December 31, 2025 but automatically renews for successive one-year terms through December 31, 2026, unless either party provides at least ninety days prior written notice to the other that it does not intend to renew the agreement.
•A manufacture and supply agreement with Hikma Pharmaceuticals USA, Inc. for the manufacture and supply of finished dose forms of XHANCE. The agreement terminates on December 31, 2026, subject to earlier termination or extension in accordance with the terms of the agreement.

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
Several companies have developed or are currently developing monoclonal antibodies for the treatment of nasal polyps. These monoclonal antibodies, which inhibit specific pathways of inflammation present in nasal polyps, include benralizumab, depemokimab, tezepelumab, DUPIXENT™, XOLAIR™, and NUCALA™. In June 2019, the FDA approved DUPIXENT™ as an add-on (to an INS) maintenance treatment in adult patients with inadequately controlled chronic rhinosinusitis with nasal polyposis. In November 2020, the FDA approved XOLAIR™ as an add-on maintenance treatment of nasal polyps in adult patients with inadequate response to nasal corticosteroids. In July 2021, the FDA approved NUCALA™ as an add-on maintenance treatment of chronic rhinosinusitis with nasal polyps in adult patients with inadequate response to nasal corticosteroids. In addition these monoclonal antibodies or others may be studied as potential treatments for patients with chronic rhinosinusitis without nasal polyps. Monoclonal antibodies could represent significant competition for XHANCE. In addition, Insmed is studying brensocatib as a potential treatment for chronic rhinosinusitis without nasal polyps by targeting inhibition of Dipeptidyl peptidase-1 (DPP1).
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
Additionally, as we experienced historically, we expect that the first quarter prescription demand and gross margin percentage for XHANCE will be adversely impacted in 2025 and future years by the annual resetting of patient healthcare insurance plan deductibles and changes in individual patients' healthcare insurance coverage, both of which often occur in January.
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

Chronic Sinusitis Program
Our clinical trial program for chronic sinusitis evaluated XHANCE in the following two clinical trials comprised of over 550 patients
ReOpen1
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
▪Strong patent protection.  Our XHANCE U.S. patent portfolio consists of 14 issued device and method of use patents expiring on various dates from 2025 through 2036 which are listed in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, as well as three issued design patents expiring through 2030 and pending patent applications. We rely primarily on the protections afforded by these device and method of use patents which are generally based on the EDS and related technology, including the combination of this technology with fluticasone propionate.
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
▪Clinical and regulatory complexity.  We conducted a clinical development program comprised of more than 2,000 patients to support FDA approval of XHANCE for the treatment of chronic rhinosinusitis with and without nasal polyps, including human factors studies and Phase 3 clinical trial assessments evaluating and validating the use of XHANCE. As with other drugs that primarily have local activity, we believe the regulatory pathway for products seeking approval as substitutable generic equivalents to XHANCE will be more complex and costly than the pharmacokinetic studies generally required for systemically-acting medications. We believe that any future substitutable generic competitors may be required to conduct, among other things, non-inferiority clinical trials demonstrating equivalent efficacy and safety outcomes to establish clinical bioequivalence to XHANCE. We believe these clinical trials, if required, would necessitate a significant amount of time and capital investment and present clinical development uncertainties. The FDA has included XHANCE on its list product specific guidances for complex generic drug products that the FDA plans to issue within the next 12-months, which may provide clarity for generic competitors to develop generic products that compete with XHANCE.
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

Patents
As of March 1, 2024, we owned over 50 U.S. patents expiring between 2025 and 2036, and pending U.S. patent applications. In addition to our U.S. intellectual property, as of March 1, 2024, we also owned over 150 foreign issued patents expiring between 2025 and 2035, and foreign patent applications.
Our XHANCE U.S. patent portfolio consists of 14 issued device and method of use patents expiring on various dates from 2025 through 2036, three issued design patents expiring between 2029 and 2030 and pending patent applications. The 14 device and method of use patents are published in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated NDA (ANDA), or a 505(b)(2) NDA. If any of these potential generic competitors claim that their product will not infringe XHANCE's listed patents, or that such patents are invalid, then they must send notice to us once the ANDA or 505(b)(2) NDA has been accepted for filing by the FDA. We may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification, which would automatically prevent the FDA from approving the ANDA or 505(b)(2) NDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the ANDA or 505(b)(2) NDA applicant.
In September 2023, the Federal Trade Commission (FTC) issued a policy statement articulating its view that certain "improper" patent listings by pharmaceutical manufacturers in the FDA's Orange Book represent a potential unfair trade practice and indicated that industry should be prepared for potential enforcement actions based on its analysis. The FTC followed that action in November 2023 by initiating an FDA administrative process with respect to over 100 patent listings that it contends are "improper" with a focus on certain patents covering drug-device combination products. We believe the 14 patents we have listed in the FDA's Orange Book for XHANCE are properly listed, and no administrative process has been initiated to delist any such patents. Nevertheless, this is an evolving area of law and there could be future changes or clarifications to such laws which could adversely impact the continued listabilty of one or more of our Orange Book-listed patents for XHANCE.
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

▪Phase 3 clinical trials are conducted after preliminary evidence of effectiveness has been obtained, and are intended to gather the additional information about safety and effectiveness necessary to evaluate the drug's overall risk-benefit profile, and to provide a basis for physician labeling. Generally, Phase 3 clinical development programs consist of expanded, multi-site, large-scale studies of patients with the target disease or disorder to obtain statistical evidence of the efficacy and safety of the drug at the proposed dosing regimen. Phase 3 data often form the core basis on which the FDA evaluates a drug’s safety and effectiveness when considering the product application.
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
U.S. Healthcare Reform
The Patient Protection and Affordable Care Act, as amended (the "Affordable Care Act"), is a sweeping measure intended to expand healthcare coverage within the U.S., primarily through the imposition of certain health insurance mandates, the provision of subsidies to eligible individuals enrolled in plans offered on the health insurance exchanges, and expansion of the Medicaid program. This law substantially changed the way healthcare is financed by both governmental and private insurers and significantly impacts the pharmaceutical industry. For further detail, please refer to the risk factor entitled "The Affordable Care Act and any other healthcare reform measures may increase the difficulty and cost for us to commercialize XHANCE and affect the price we may obtain" in the "Risk Factors" section of this Annual Report on Form 10-K.

Some states have elected not to expand their Medicaid programs to certain individuals with an income of up to 133% of the federal poverty level, as is permitted under the Affordable Care Act. For each state that does not choose to expand its Medicaid program, there may be fewer insured patients overall, which could impact our sales of products and product candidates for which we receive regulatory approval, and our business and financial condition. Where new patients receive insurance coverage under any of the new Medicaid options made available through the Affordable Care Act, the possibility exists that manufacturers may be required to pay Medicaid rebates on drugs used under these circumstances, a decision that could impact manufacturer revenues.
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
Additionally, on December 20, 2019, then-President Trump signed the Further Consolidated Appropriations Act for 2020 into law (P.L. 116-94) that includes a piece of bipartisan legislation called the Creating and Restoring Equal Access to Equivalent Samples Act of 2019 or “the CREATES Act.” The CREATES Act aims to address the concern articulated by both the FDA and others in the industry that some brand manufacturers have improperly restricted the distribution of their products, including by invoking the existence of a REMS for certain products, to deny generic product developers access to samples of brand products. Because generic product developers need samples to conduct certain comparative testing required by the FDA, some have attributed the inability to timely obtain samples as a cause of delay in the entry of generic products. To remedy this concern, the CREATES Act establishes a private cause of action that permits a generic product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.” In 2021, 2022, and 2024 we provided units of XHANCE to a generic manufacturer in compliance with the CREATES Act.
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

The terms of our participation in the Medicaid Drug Rebate Program require us to report revisions to AMP or Best Price within a period not to exceed 12 quarters from the quarter in which the data was originally due, and CMS may request or require restatements for earlier periods as well. Any such revisions could have the impact of increasing or decreasing our rebate liability for prior quarters, depending on the direction of the revision. CMS has issued final regulations to implement the Medicaid Drug Rebate Program.
Manufacturers have obligations to report the ASP to the Medicare Program as a part of the agreement to participate in the Medicaid Drug Rebate Program. Manufacturers need to report the ASP for certain drugs under the Medicare program regardless of whether they participate in the Medicaid Drug Rebate Program. Statutory or regulatory changes or CMS guidance could affect the ASP for products and the resulting Medicare payment rate, and could negatively affect results of operations.
Federal law requires that any manufacturer that participates in the Medicaid Drug Rebate Program also participate in the 340B Program in order for federal funds to be available for the manufacturer's drugs under Medicaid and Medicare Part B. The 340B Program, which is administered by the Health Resource and Services Administration (HRSA) requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B "ceiling price" for the manufacturer's covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the AMP and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate Program. Any changes to the definition of AMP and the Medicaid rebate amount under federal legislation could affect our 340B ceiling price calculations and negatively impact our results of operations. HRSA issued a final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities. It is unclear how HRSA will apply its enforcement authority under the regulation. HRSA also has implemented a ceiling price reporting requirement related to the 340B Program under which we are required to report 340B ceiling prices to HRSA on a quarterly basis, and HRSA then publishes that information to covered entities. Moreover, under final regulations, HRSA has established an administrative dispute resolution, or ADR, process for claims by covered entities that a manufacturer has engaged in overcharging, and by manufacturers that a covered entity violated the prohibitions against diversion or duplicate discounts. Such claims are to be resolved through an ADR panel of government officials rendering a decision that could be appealed only in federal court. An ADR proceeding could subject us to onerous procedural requirements and could result in additional liability. In addition, legislation may be introduced that, if passed, would further expand the 340B Program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.
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
In addition, manufacturers were required to provide to CMS a 70% discount on brand name prescription drugs utilized by Medicare Part D beneficiaries when those beneficiaries are in the coverage gap phase of the Part D benefit design, through December 31, 2024. The Inflation Reduction Act of 2022, or the IRA, sunset this discount program and replaces it with a new manufacturer discount program, under which manufacturers provide a 10% discount on a covered Part D drug where a beneficiary is in the initial phase of Part D coverage and a 20% discount where a beneficiary is the catastrophic phase of Part D coverage.
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

On August 16, 2022, President Biden signed into law the IRA, which, among other things, establishes a Medicare Part B inflation rebate scheme, under which, generally speaking, manufacturers will owe rebates if the average sales price of a Part B drug increases faster than the pace of inflation. Failure to timely pay a Part B inflation rebate is subject to a civil monetary penalty. The IRA also establishes a Medicare Part D inflation rebate scheme, under which, generally speaking, manufacturers will owe rebates if the AMP of a Part D drug increases faster than the pace of inflation. The IRA also creates a drug price negotiation program under which the prices for Medicare units of certain high Medicare spend drugs and biologics without generic or biosimilar competition will be capped by reference to, among other things, a specified non-federal AMP, with the first negotiated prices taking effect in 2026. Failure to comply with requirements under the drug price negotiation program is subject to an excise tax and/or a civil monetary penalty. The IRA further makes changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs, and a change in manufacturer liability under the program that could negatively affect the profitability of our products. Failure to pay a discount under this new program will be subject to a civil monetary penalty. Congress continues to examine various policy proposals that may result in pressure on the prices of prescription drugs in the government health benefit programs. The IRA or other legislative change could impact the market conditions for our products. Payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives as well. For example, CMS may develop new payment and delivery models, such as bundled payment models.
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
•The majority of states, as well as many of the non-US jurisdiction where we may operate, also have statutes or regulations similar to the federal anti-kickback and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Several states now require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products in those states and to report gifts and payments to individual health care providers in those states. Some of these states also prohibit certain marketing-related activities including the provision of gifts, meals, or other items to certain health care providers. Other states have laws requiring pharmaceutical sales representatives to be registered or licensed, and still others impose limits on co-pay assistance that pharmaceutical companies can offer to patients. In addition, several states require pharmaceutical companies to implement compliance programs or marketing codes.
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
Human Capital
As of February 24, 2025, we had a total of 127 full-time employees and 1 part-time employee all of whom are in the United States. 63% of our employees are in direct customer-facing roles. These colleagues, as well as others that are not customer-facing, have significant prior experience within the pharmaceutical, biotech or device industries.
None of our colleagues are represented by any collective bargaining unit. We believe that we maintain good relations with our colleagues.
Properties
Our principal office is located in Yardley, Pennsylvania, where we lease approximately 19,780 square feet of office space pursuant to a lease that expires in May 2027. We also lease a facility in Ewing, New Jersey. We believe our facilities are adequate to meet our current needs, although we may seek to negotiate new leases or to re-evaluate the location and amount of space needed for our operations.

Legal Proceedings
We are not a party to any material pending legal proceedings.
Corporate Information
We were incorporated under the laws of the State of Delaware in May 2010. Our corporate office is located at 777 township Line Road, Suite 300, Yardley, PA 19067. Our telephone number is (267) 364-3500. We maintain an Internet website at www.optinose.com. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.
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
Agreement and Plan of Merger
On March 19, 2025, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement”) with Paratek Pharmaceuticals, Inc’ (“Paratek”) and Orca Merger Sub, Inc., a wholly owned subsidiary of Paratek (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Paratek (the “Merger").
Pursuant to the Merger Agreement, upon the closing of the Merger, each share of Company common stock issued and outstanding immediately prior to the closing of the Merger Agreement (other than certain excluded shares of Company common stocl), will automatically be converted into the right to receive (i) $9.00 in cash, without interest and (ii) one contractual contingent value right (CVR). Each CVR represents the right to receive a cash payment of (i) $1.00 per CVR, payable upon achievement of net sales (as defined in the CVR agreement) of XHANCE in the United States in any calendar year equal to or in excess of $150 million during the period beginning on the date of the closing of the Merger Agreement and ending on December 31, 2028, and (ii) $4.00 per CVR, payable upon achievement of net sales of XHANCE in the United States in any calendar year equal to or in excess of $225 million during the period beginning the date of the closing of the Merger Agreement and ending on December 31, 2029.
The consummation of the Merger is subject to certain customary closing conditions, including (i) the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of the Company’s common stock, (ii) if applicable, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (iii) other customary closing conditions. The consummation of the Merger is not subject to any financing condition. Subject to the satisfaction of the closing conditions, the Company anticipates that the Merger will be consummated in the second or third quarter of 2025.

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
As of December 31, 2024, we had cash and cash equivalents of $84.5 million and $130.0 million of outstanding Pharmakon Senior Secured Notes under the A&R Note Purchase Agreement. Our accumulated deficit as of

December 31, 2024 was $741.9 million. We have incurred significant net losses since inception and also expect to incur substantial losses in future periods.

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

The A&R Note Purchase Agreement includes a requirement that we achieve certain minimum trailing twelve-month consolidated XHANCE net sales and royalties thresholds through maturity. We believe it is probable that we will not maintain compliance with the trailing twelve-month minimum consolidated XHANCE net sales and royalties thresholds for the entire one year period after the filing of this Annual Report on Form 10-K. If we fail to achieve a minimum consolidated XHANCE net sales and royalties threshold, it will constitute a default under the A&R Note Purchase Agreement if we are unable to obtain a modification or waiver of such minimum consolidated XHANCE net sales and royalties threshold.

The A&R Note Purchase Agreement also requires us to maintain at all times a minimum of $30.0 million of cash and cash equivalents, which will be reduced to $20.0 million following the date of the first quarterly payment of principal due on September 30, 2025 (referred to as, the "liquidity covenant"). If we are unable to secure additional capital through equity or debt financings, partnerships, collaborations, or other sources, we believe that it is probable that we will not be able to maintain compliance with the liquidity covenant under the A&R Note Purchase Agreement beginning in the first quarter of 2026, which will also constitute a default under the A&R Note Purchase Agreement if we are unable to obtain a waiver or modification of such liquidity covenant.

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
Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. To date, we have generated revenue from sales of XHANCE since its launch in 2018, as well as from licensing revenues from ONZETRA Xsail and our proprietary EDS technology. We incurred net losses of $21.5 million and $35.5 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $741.9 million.
We expect to incur losses for the foreseeable future as we:
▪continue to commercialize XHANCE and further scale up external manufacturing and distribution capabilities to commercialize XHANCE;
▪continue to focus our regulatory compliance efforts on requirements applicable to marketed drugs;
▪continue the mandated post-marketing adolescent studies for XHANCE;
▪seek to discover and develop, in-license or acquire additional products, product candidates and technology;
▪maintain, expand and protect our intellectual property portfolio;
▪hire additional personnel to continue to support company growth; and
▪incur additional legal, accounting and other expenses in operating as a publicly traded commercial-stage company.
Because of the numerous risks and uncertainties associated with drug development and commercialization, we are unable to accurately predict the timing or amount of expenses or when, or if, we will be able to achieve profitability. If we are required by regulatory authorities to perform studies in addition to those expected, or if there are any delays in the initiation and completion of our clinical trials or the development of any future product candidates, our expenses could increase.
We may never achieve or maintain profitability.
Our ability to become and remain profitable will depend on our ability to generate revenue. Our ability to generate revenue depends upon our ability to successfully commercialize XHANCE and any of our other product candidates, if approved, that we may in-license or acquire in the future, as well as from our ability to successfully out-license any of our products or technology. Our ability to generate revenue from our current or future products and product candidates will depend on a number of factors, including:
▪our ability to successfully commercialize XHANCE for the treatment of chronic rhinosinusitis with and without nasal polyps;
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
We will likely require additional capital to fund our operations and, if we fail to obtain necessary financing, we may be unable to continue the commercialization of XHANCE and service and repay our debt.
Our operations have consumed substantial amounts of cash. To date, we have financed our operations primarily through the sale and issuance of stock, debt, licensing revenues, XHANCE revenue and research grants. We expect to continue to spend substantial amounts to commercialize XHANCE. As of December 31, 2024, we had cash and cash equivalents of $84.5 million. We will likely require additional capital in the future secured through equity or debt financings, partnerships, collaborations, or other sources in order to meet our debt service obligations under our debt, and to carry out our planned development and commercial activities.
Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
▪the success of our commercialization of XHANCE for the treatment of chronic rhinosinusitis including, among other things, patient and physician acceptance of XHANCE and our ability to maintain adequate insurance coverage and reimbursement for XHANCE, and the speed at which we are able to obtain these outcomes, if at all; ;
▪the cost of commercialization activities for XHANCE, including product manufacturing, distribution, marketing and sales;
▪net product revenues received from sales of XHANCE;
▪the level of co-pay assistance and other patient affordability programs offered for XHANCE;
▪our clinical development plans for XHANCE, including our ongoing FDA-mandated post-marketing adolescent studies;
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
▪significantly delay, scale back or discontinue the commercialization of XHANCE;
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
▪delay, limit, reduce or terminate the drug development of future product candidates, or seek collaborators for one or more of our future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available; or
▪significantly curtail our operations, liquidate our assets or seek bankruptcy.
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
In the event that we maintain compliance with the trailing twelve-month minimum consolidated XHANCE net sales and royalties that we are required to meet each quarter, maintain at least $30.0 million of cash and cash equivalents (reduced to $20.0 million following the date of the first quarterly payment of principal due on September 30, 2025) and deliver quarterly and annual financial statements that, commencing with the fiscal period ending December 31, 2025, are not subject to a "going concern" statement or qualification, and maintain compliance with all other terms of the A&R Note Purchase Agreement, in each case, to avoid an acceleration of payments due under the Pharmakon Senior Secured Notes, then we will be required to repay the notes in eight equal quarterly payments of $16.25 million starting on September 30, 2025. The Pharmakon Senior Secured Notes are guaranteed by us and our wholly-owned subsidiary, OptiNose US, Inc., and are secured by a pledge of substantially all of our and its assets.
We are required to achieve the following minimum trailing twelve-month XHANCE net sales and royalties under the A&R Note Purchase Agreement (in thousands):

Trailing Twelve-Months Ending	Requirement under the A&R Note Purchase Agreement ($)
March 31, 2024	$70,000
June 30, 2024	$70,000
September 30, 2024	$72,500
December 31, 2024	$75,000
March 31, 2025	$80,000
June 30, 2025	$87,500
September 30, 2025	$95,000
December 31, 2025	$102,500
March 31, 2026	$120,000
June 30, 2026	$130,000
September 30, 2026	$145,000
December 31, 2026	$150,000
March 31, 2027	$155,000
June 30, 2027	$160,000

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
• grant certain license rights related to our products, technology and other intellectual property rights; and
• permit our cash and cash equivalents held in certain deposit accounts to be less than $30.0 million at any time (reduced to $20.0 million following the date of the first quarterly payment of principal due on September 30, 2025).
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
Subject to certain exceptions, we are required to make mandatory prepayments of the Pharmakon Senior Secured Notes, with the proceeds of asset sales, extraordinary receipts and prohibited debt issuances, and upon the occurrence of a change of control (as defined in the A&R Note Purchase Agreement). In addition, we may make voluntary prepayments of the Pharmakon Senior Secured Notes, in whole or in part. We will be required to pay an interest “make-whole” premium in respect of any principal prepayments (whether mandatory or voluntary) made prior to the 42-month anniversary of the effective date of the A&R Note Purchase Agreement, as follows: (i) for any prepayment date occurring up until and including the 24-month anniversary of the date of the A&R Note Purchase Agreement, the foregone interest from such prepayment date through the 18-month anniversary of such prepayment date; and (ii) for any prepayment after the 24-month anniversary of the date of the A&R Note Purchase Agreement, the foregone interest from such prepayment date through the 42-month anniversary of the date of the A&R Note Purchase Agreement; provided, however, that in no event shall the amount of all make-whole premium payments exceed $24.0 million in the aggregate.

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

As noted below, the 2022 Warrants contain price protection anti-dilution provisions. If the exercise price of the 2022 Warrants is reduced as a result of our future issuance, deemed issuance, of shares or other securities at prices below the then-current exercise price of the 2022 Warrants, this may result in additional warrant exercises and additional dilution to stockholders.
We have a significant number of warrants outstanding that contain anti-dilution provisions that may result in the reduction of their exercise prices in the future.

The 2022 Warrants contain anti-dilution provisions, which provisions require the lowering of the exercise price, as applicable, to the purchase price of future offerings. For example, on May 10, 2024, we completed a registered direct offering which resulted in the exercise price of the 2022 Warrants being reduced from $38.475 to $15.00 (which was the offering price of each share sold in the registered direct offering completed on that date) pursuant to the anti-dilution price protection provisions of such 2022 Warrants. If in the future we issue or are deemed to issue securities for less than the then-current exercise price of the 2022 Warrants, we may be required to reduce the exercise prices of the 2022 Warrants again. During the term that the 2022 Warrants are outstanding, the holders of those securities are given the opportunity to profit from a rise in the market price of our common stock. In addition, we may find it more difficult to raise additional equity capital while these warrants are outstanding. Any future adjustments to the exercise prices of the 2022 Warrants may have a negative impact on the trading price of our common stock. Additionally, raising additional capital with new investors may be difficult as a result of the adjustment feature.
Our ability to use our net operating loss carry forwards and other tax attributes may be limited.
As of December 31, 2024, we had U.S. federal net operating loss (NOL) carry forwards of approximately $367 million available to offset future U.S. taxable income and U.S. federal research and development (R&D) tax credits of $2.4 million. While some of our federal NOL carry forwards will carry forward indefinitely, some of our U.S. NOL and credit carry forwards will expire if not utilized with the first expiration occurring in 2030. We also had state NOL carry forwards of $283 million as of December 31, 2024. These state NOL carry forwards can only offset income in the same state in which they were generated and thus there is a possibility that they may not be utilized. The carry forward period varies among the states, with the first expiration in 2028.
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
Third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for medical products and services. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Levels of reimbursement may also decrease in the future, and future legislation, regulation or reimbursement policies of third-party payors may adversely affect the demand for and reimbursement available for XHANCE, which in turn, could negatively impact pricing. Further, payors, including healthcare insurers, pharmacy benefit managers and group purchasing organizations, increasingly seek ways to reduce their costs. Many payors continue to adopt benefit plan changes that shift a greater portion of prescription costs to patients. Such measures include more limited benefit plan designs, higher patient co-pay or co-insurance obligations and limitations on patients’ use of commercial manufacturer co-pay assistance programs (including through co-pay accumulator adjustment or maximization programs). Payors also increasingly seek price discounts or rebates in connection with the placement of our products on their formularies or those they manage. Payors may also control costs by imposing restrictions on access to or usage of our products, such as by requiring prior authorizations or "step-edits," and may choose to exclude certain indications for which our products are approved or even choose to exclude coverage entirely. For example, some insurers have established a step-edit system that requires a patient to first use a lower price generic or other alternative product prior to becoming eligible for reimbursement for XHANCE and some insurers also require that a physician attest that XHANCE is being used to treat a patient for an indication for which XHANCE is FDA- approved (chronic rhinosinusitis with or without nasal polyps). We estimate that approximately half of the covered lives as of December 31, 2024 are in a plan that requires a prior authorization and most of those prior authorizations request information regarding patient diagnosis for an indication for which XHANCE is FDA-approved and prior use of INS. In some cases, patients do not meet the payors' utilization management criteria, and in other cases, healthcare providers may not complete the burdensome administrative process required to demonstrate or document that the patients for whom XHANCE has been prescribed meet the payors’ utilization management criteria (i.e., prior authorizations or step-edits) and, as a result, patients may not gain access to XHANCE treatment. Further, other patients may obtain coverage for XHANCE but abandon their prescriptions rather than pay their co-pay payment which could result in a meaningful shortfall in achieving our revenue expectations and negatively impact our business, prospects, results of operations and financial condition.

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
We are currently commercializing XHANCE for the treatment of chronic rhinosinusitis with or without nasal polyps. Nasonex™ is the only other branded drug therapy approved by the FDA for the treatment of nasal polyps. Nasonex was marketed by Merck until it removal from the prescription market, but remains available over-the-counter without a prescription for other indications. Generic versions of Nasonex™, mometasone furoate monohydrate, continue to be available by prescription. In addition, Beconase AQ™, which is an INS marketed by GlaxoSmithKline, is indicated for the prophylaxis of nasal polyps after surgical resection, while SINUVA™ is a commercially available corticosteroid-eluting implant indicated for the treatment of nasal polyps in adult patients who have had ethmoid sinus surgery that can be placed in the ethmoid sinus under endoscopic visualization for up to 90 days. We are not aware of any drug product approved for the treatment of chronic rhinosinusitis without nasal polyps (or chronic sinusitis). In addition to competition from Nasonex™ and Beconase AQ™, we also need to differentiate XHANCE from other products and treatments identified in current clinical practice guidelines for the treatment of chronic rhinosinusitis with and without nasal polyps. Such products and treatments include the use of nasal rinses, decongestants, over-the-counter and prescription INS products, oral steroids, antibiotics, and sinus surgery and other procedures, including functional endoscopic sinus surgery, balloon sinus dilation and steroid-releasing sinus implants. In addition, several monoclonal antibodies have been approved for the treatment of nasal polyps and are in clinical development for the treatment of chronic rhinosinusitis without nasal polyps. In June 2019, the FDA approved DUPIXENT™ (dupilumab) as an add-on maintenance treatment (to an intranasal steroid) in adult patients with inadequately controlled chronic rhinosinusitis with nasal polyposis. In November 2020, the FDA approved XOLAIR™ add-on maintenance treatment of nasal polyps in adult patients with inadequate response to nasal corticosteroids. In July 2021, the FDA approved NUCALA™ add-on maintenance treatment of chronic rhinosinusitis with nasal polyps in adult patients with inadequate response to nasal corticosteroids. Additional potential future therapies include but are not limited to monoclonal antibodies, and corticosteroid-eluting implants. Benralizumab, depemokimab, and tezepelumab, some of which are already approved for other indications, are being developed for the treatment of nasal polyps, and are believed to inhibit specific pathways of inflammation present in nasal polyps. In addition these monoclonal antibodies or others may be studied as potential treatments for patients with chronic rhinosinusitis without nasal polyps. Lyra Therapeutics is developing corticosteroid-eluting implants as potential treatment for patients with chronic rhinosinusitis. In addition, Insmed is studying brensocatib as a potential treatment for chronic rhinosinusitis without nasal polyps by targeting inhibition of Dipeptidyl peptidase-1 (DPP1). If we are unable to achieve significant differentiation for XHANCE against these other products and treatments, including on the basis of efficacy, safety and tolerability profile, reliability, convenience of administration, price and reimbursement, the opportunity for XHANCE to be commercialized successfully would be adversely affected.

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

Approximately 59% of our XHANCE net revenues during the fiscal year ended December 31, 2024 were to PPN and HUB partners. The three leading PPN and HUB partners accounted for approximately 36% of our XHANCE net revenues. The largest PPN was Professional Arts Pharmacy which accounted for approximately 25% of our XHANCE revenue. Additionally, approximately 41% of our XHANCE net revenues during the fiscal year ended December 31, 2024 were to the three largest wholesale pharmaceutical distributors, Cardinal Health, McKesson Corporation and AmerisourceBergen Drug Corporation. If any of these PPN partners or wholesalers ceases to purchase our product for any reason, then unless and until the remaining PPN partners or wholesalers increase their purchases of XHANCE or alternative distribution channels are established:
▪our commercial operations could be significantly disrupted;
▪the availability of XHANCE to patients could be disrupted; and
▪we may not achieve sales of XHANCE that we expect, which would decrease our revenues.
We do not require collateral from our wholesalers or PPN and HUB partners but rather maintain credit limits and, as a result, we have an exposure to credit risk in our accounts receivable. A default by a large PPN or HUB partner or wholesaler could harm our results of operations and financial condition.
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
We may be unable to form and maintain relationships with pharmacies that participate in our Hub, PPN and patient affordability programs, which could adversely affect the commercialization of XHANCE and our operating results.
We may encounter difficulty in forming and maintaining relationships with pharmacies that participate in our PPN and patient affordability programs. We currently depend on a limited number of Hub and PPN partners to fulfill patient prescriptions. If these partners are unable to process and fulfill the volume of patient prescriptions directed to them, our ability to maintain or increase prescriptions for XHANCE will be impaired. The commercialization of XHANCE and our operating results could be affected should any of the partners choose not to continue to fulfill XHANCE prescriptions or by any adverse market events at any of the partners. For example, pharmacies that dispense XHANCE could lose contracts that they currently maintain with payors or managed care organizations (MCOs), including PBMs. They may be required to abide by certain terms and conditions to maintain access to payors or MCO networks, including terms and conditions that could limit their ability to participate in patient affordability programs like ours. Failure to comply with the terms of their agreements with payors or MCOs could result in a variety of penalties, including termination of their agreement, which could negatively impact the ability of those pharmacies to dispense XHANCE and collect reimbursement from payors or MCOs for such medicines.
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
Once an NDA, including a Section 505(b)(2) application, is approved, the product covered thereby becomes a "listed drug" which can, in turn, be cited by potential competitors in support of approval of an ANDA or 505(b)(2) NDA. The FD&C Act, FDA regulations and other applicable regulations and policies provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA for generic substitutes. Manufacturers may be able to bring a generic product to market in a much more cost-efficient pathway than we currently anticipate. If the costs involved in bringing such a product to market are significantly less than our costs with respect to the development of XHANCE, companies that produce generic equivalents to XHANCE may be able to offer their products at lower prices. Further, if the timeline for bringing such a product to market is expedited, companies that produce generic equivalents to XHANCE may compete with XHANCE faster than we currently anticipate. For example, the FDA has communicated a priority to build on initiatives to accelerate generic entry of complex generics, which include locally acting nasal drug products and XHANCE is on the list of product specific guidances for complex generic drug products that the FDA plans to issue within the next 12-months, which may provide clarity for competitors to develop generic products that compete with XHANCE. If the FDA accepts alternatives to comparative clinical endpoint bioequivalence studies for generic versions of XHANCE like it has adopted for certain conventional INS, we may face generic competition faster than we currently anticipate and a significant percentage of any future sales of XHANCE could be lost to such generic products. For example, the FDA has published a product-specific guidance for 0.05mg/spray fluticasone propionate nasal spray that states that a comparative clinical endpoint bioequivalence study is recommended for a fluticasone propionate nasal spray product because of an inability to adequately characterize drug particle size distribution (PSD) in aerosols and sprays using commonly used analytical methods. However, the guidance also provides that if a product's PSD can be accurately measured using a validated analytical method such as morphology-directed Raman spectroscopy or any other advanced methodology, the product's sponsor could submit comparative PSD data as part of their drug characterization within their ANDA application as a potential alternative to a bioequivalence study. Moreover, in addition to generic competition, we could face competition from other companies seeking approval of products that are similar to ours using the Section 505(b)(2) pathway. Such applicants may be able to rely on XHANCE or other approved drug products or published literature to develop drug products that are similar to ours. Furthermore, in 2021, 2022 and 2024 we provided units of XHANCE to a generic manufacturer in compliance with the CREATES Act. The introduction of a drug product similar to our products or product candidates could expose us to increased competition, leading to a decrease in sales of XHANCE. Competition that we may face from generic or similar versions of XHANCE could materially and adversely impact our future revenue, profitability, and cash flows.
Even though we have obtained regulatory approval for XHANCE, we still face extensive FDA regulatory requirements and may face future regulatory difficulties.
Even though we have obtained regulatory approval in the U.S. for XHANCE for the treatment of chronic rhinosinusitis with or without nasal polyps in adults, the FDA and state regulatory authorities may still impose significant restrictions on the indicated uses or marketing of XHANCE, or impose ongoing requirements for potentially costly post-approval studies or post-marketing surveillance. For example, as part of its approval of XHANCE for the treatment of nasal polyps in adults, the FDA required that we conduct a randomized, double-blind, placebo controlled clinical trial in adolescents 12 to 17 years of age with nasal polyps to assess the safety, efficacy, and pharmacokinetics of XHANCE in this population. We have contracted with various clinical trial sites and continue patient enrollment in this trial. The original post-marketing requirement at the time of the approval of XHANCE was to complete the trial by January 2022 and to submit a final report with respect to the trial by July 2022, however, due to enrollment rates, these deadlines have been extended to March 2026, and September 2026, respectively. Additionally, as part of the FDA's approval of XHANCE for the treatment of chronic rhinosinusitis without nasal polyps, we have a post-marketing requirement to complete a study of XHANCE in adolescent patients 12 to 17 years of age with chronic rhinosinusitis without nasal polyps by March 2028, and submit a final report to the FDA by October 2028.
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
Our promotional materials, statements and training methods must comply with applicable laws and regulations, including FDA's prohibition of the promotion of unapproved, or off-label, use. Physicians may use our products off-label, as the FDA does not restrict or regulate a physician's independent choice of treatment within the practice of medicine. As healthcare professionals frequently prescribe corticosteroids for the treatment of chronic nasal inflammatory diseases, such as chronic rhinosinusitis, doctors often prescribe XHANCE for the treatment of chronic rhinosinusitis and other chronic nasal inflammatory diseases, even though the FDA has granted approval of XHANCE only for the treatment of chronic rhinosinusitis with or without nasal polyps and we promote the use of XHANCE only for the treatment of chronic rhinosinusitis with or without nasal polyps. If the FDA determines that our promotional materials, statements or activities constitute promotion of an off-label use, we could be required to modify our promotional materials, statements or training methods or subject us to regulatory or enforcement actions, such as the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine, disgorgement of money, operating restrictions or criminal penalties. We may also be subject to actions by other governmental entities or private parties, such as the U.S. civil False Claims Act, civil whistleblower or "qui tam" actions. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional materials or activities to constitute promotion of an off-label use, which could result in significant fines or penalties under other statutory authorities. In that event, our reputation could be damaged and market adoption of XHANCE could be impaired.
Even though we have obtained FDA approval for XHANCE for the treatment of chronic rhinosinusitis with or without nasal polyps in the U.S., we may never obtain approval for or successfully commercialize XHANCE outside of the U.S., which would limit our ability to realize its full market potential.
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
The key competitive factors that we expect to impact the commercial success of XHANCE and any other product candidates we may develop are likely to be their efficacy, safety and tolerability profile, reliability, convenience of administration, price and reimbursement. Nasonex™ (mometasone furoate monohydrate) is the only other branded INS drug therapy approved by the FDA for the treatment of nasal polyps. Nasonex was marketed by Merck before being removed from the prescription market, but is available over-the-counter without a prescription for other indications. Generic versions of Nasonex™, mometasone furoate monohydrate, remain available as prescription drugs. In addition, Beconase AQ™, which is an INS marketed by GlaxoSmithKline, is indicated for the prophylaxis of nasal polyps after surgical resection, SINUVA™ is a commercially available corticosteroid-eluting implant indicated for the treatment of nasal polyps in adult patients who have had ethmoid sinus surgery that can be placed in the ethmoid sinus under endoscopic visualization for up to 90 days. To date, six monoclonal antibodies have been studied in nasal polyps: tezepelumab, omalizumab, benralizumab, depemokimab, mepolizumab and dupilumab. DUPIXENT™ (dupilumab), which is a monoclonal antibody marketed by Sanofi and Regeneron, was approved by the FDA in 2019 as an add-on maintenance treatment (to an intranasal steroid) in adult patients with inadequately controlled chronic rhinosinusitis with nasal polyposis; XOLAIR™ (omalizumab), which is a monoclonal antibody marketed by Genentech USA, Inc. and Novartis Pharmaceuticals Corporation, was approved by the FDA in 2020 as an add-on maintenance treatment of nasal polyps in adult patients with inadequate response to nasal corticosteroids; and NUCALA™ (mepolizumab), which is a monoclonal antibody marketed by GlaxoSmithKline, was approved by the FDA in 2021 as an add-on maintenance treatment of chronic rhinosinusitis with nasal polyps in adult patients with inadequate response to nasal corticosteroids. Although we are not aware of any drug therapy approved by the FDA or foreign regulatory agencies for the treatment of chronic rhinosinusitis (or chronic sinusitis) without nasal polyps, the above referenced monoclonal antibodies or others may be studied as potential treatments for patients with chronic rhinosinusitis without nasal polyps. In addition, Lyra Therapeutics is developing corticosteroid-eluting implants as potential treatment for patients with chronic rhinosinusitis. In addition, Insmed is studying brensocatib as a potential treatment for chronic rhinosinusitis without nasal polyps by targeting inhibition of Dipeptidyl peptidase-1 (DPP1).
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

Future product candidates could fail to receive regulatory approval for many reasons, including the following:

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

Clinical trials are expensive, can take many years to complete and have highly uncertain outcomes. Failure can occur at any time during the clinical trial process as a result of inadequate performance of a drug, inadequate adherence by patients or investigators to clinical trial protocols, investigators failure to comply with applicable laws, or other factors. Drug candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through earlier clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials as a result of a lack of efficacy or adverse safety profiles, despite promising results in earlier trials. Our FDA-mandated post-marketing trials of XHANCE for the treatment of chronic rhinosinusitis with and without nasal polyps in adolescents may not be successful or may be more expensive or time-consuming than we currently expect. If these clinical trials or any future product candidate fail to demonstrate safety or efficacy to the satisfaction of the FDA, the FDA may not approve use of XHANCE for the treatment of chronic rhinosinusitis with or without nasal polyps in adolescents 12 to 17 years of age, or any future product candidate and we would not be able to commercialize it for such indications, which could substantially harm our business.

Delays in clinical trials are common and have many causes, and any delay could result in increased costs to us and jeopardize or delay our ability to obtain regulatory approval and commence product sales, or our ability to maintain regulatory approval.

Our ongoing and future clinical trials may not begin on time, have an effective design, enroll a sufficient number of patients, timely enroll patients, or be completed on schedule, if at all. We have experienced and may experience further delays in our FDA-mandated post-marketing adolescent trial of XHANCE for the treatment of chronic rhinosinusitis with nasal polyps. Our clinical trials can be delayed or terminated for a variety of reasons, including, but not limited to:

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

If clinical trials for our FDA-mandated post-marketing adolescent studies for XHANCE or future product candidates are delayed for any of the above reasons or other reasons, our development costs may increase, our approval process could be delayed or negatively impacted and our ability to commercialize our product or product candidates could be materially harmed.
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
Prior to 2023, we had operations in Norway and the UK and a substantial portion of our intellectual property, including certain rights to XHANCE, were owned by OptiNose AS, our Norwegian subsidiary, until 2022. We file tax returns in various jurisdictions (including Norway and UK prior to the dissolution of our subsidiaries in those jurisdictions) and those returns are subject to examination by the tax authorities. During an examination, a tax authority could challenge positions taken on a return. Such a challenge could result in the loss of tax attributes or subject us to additional tax liabilities based on income earned by our foreign subsidiaries, including a portion of the sales of XHANCE in the U.S. or the sale of its intellectual property rights to XHANCE to OptiNose, Inc., which could have an unfavorable impact on our financial condition.
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
Changes in U.S. and international trade policies may adversely impact our business and operating results.

From time to time, proposals are made to significantly change existing trade agreements and relationships between the U.S. and other countries. In recent years, the U.S. government has implemented substantial changes to U.S. trade policies, including import restrictions, increased import tariffs and changes in U.S. participation in multilateral trade agreements. Because some of our manufacturers and suppliers are located in Canada, Portugal, Europe and other foreign countries, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies, laws, rules and regulations of the United States or foreign governments, as well as political unrest or unstable economic conditions in foreign countries. The U.S. government has indicated its intent to adopt a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. For example, on February 1, 2025, President Donald Trump signed executive orders imposing a 25% tariff on certain imports from Mexico and Canada, and a 10% tariff on certain imports from China, which were to take effect on February 4, 2025. A 30-day pause was granted to Canada and Mexico, and the tariffs took effect on March 4, 2025. In March 2025, the administration announced plans to impose an additional 10% tariff on certain imports from China. These newly proposed and imposed tariffs have resulted in threatened and actual retaliatory tariffs against U.S. goods. Our components may in the future be subject to these tariffs, which could increase our manufacturing costs and could make our products less competitive than those of our competitors whose inputs are not subject to these tariffs. We may otherwise experience supply disruptions or delays, and our suppliers may not continue to provide us with supply in our required quantities, to our required specifications and quality levels or at attractive prices. In addition, certain ex-US CMOs may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to us. Such disruption could have adverse effects on the commercialization of XHANCE and our business operations.

Risks Related to Our Intellectual Property
If we are unable to protect our intellectual property rights or if our intellectual property rights are inadequate to protect our technology, XHANCE or any of our future product candidates, our competitors could develop and commercialize technology similar to ours, and our competitive position could be harmed.
Our commercial success will depend in large part on our ability to obtain and maintain patent and other intellectual property protection in the U.S. and other countries with respect to our proprietary technology and products. We rely on trade secret, patent, copyright and trademark laws, and confidentiality and other agreements with employees and third parties, all of which offer only limited protection. Our strategy is to seek patent protection for XHANCE and any of our other product candidates and, where applicable, their compositions, their methods of use and processes for their manufacture, and any other aspects of inventions that are commercially important to the development of our business.
The patent prosecution process is expensive and time-consuming, and we and any future licensors and licensees may not be able to apply for or prosecute patents on certain aspects of XHANCE or future product candidates or delivery technologies at a reasonable cost, in a timely fashion, or at all. We may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the rights to patents licensed to third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. It is also possible that we, or any future licensors or licensees, will fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Therefore, our patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. It is possible that defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, such as with respect to proper priority claims, inventorship, claim scope or patent term adjustments. If any future licensors or licensees are not fully cooperative or disagree with us as to the prosecution, maintenance, or enforcement of any patent rights, such patent rights could be compromised and we might not be able to prevent third parties from making, using, and selling competing products. If there are material defects in the form or preparation of our patents or patent applications, such patents or applications may be invalid or unenforceable. Moreover, our competitors may independently develop equivalent knowledge, methods, and know-how. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business, financial condition, and operating results.
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
As of March 1, 2025, we owned over 50 U.S. issued patents and pending U.S. patent applications. Our issued U.S. patents expire between 2025 and 2036. We do not know whether any of our patent applications will result in issued patents or, if any of our patent applications do issue, whether such patents will protect our technology and drugs, in whole or in part, or whether such patents will effectively prevent others from commercializing competitive technologies and products. There is no guarantee that any of our issued or granted patents will not later be found invalid or unenforceable.
Our XHANCE U.S. patent portfolio consists of 14 issued device and method of use patents expiring on various dates from 2025 through 2036, three issued design patents expiring between 2029 and 2030 and pending patent applications. The 14 device and method of use patents are published in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated NDA (ANDA), or a 505(b)(2) NDA. If any of these potential generic competitors claim that their product will not infringe XHANCE's listed patents, or that such patents are invalid, then they must send notice to us once the ANDA or 505(b)(2) NDA has been accepted for filing by the FDA. We may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification, which would automatically prevent the FDA from approving the ANDA or 505(b)(2) NDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the ANDA or 505(b)(2) NDA applicant. In September 2023, the Federal Trade Commission (FTC) issued a policy statement articulating its view that certain "improper" patent listings by pharmaceutical manufacturers in the FDA's Orange Book represent a potential unfair trade practice and indicated that industry should be prepared for potential enforcement actions based on its analysis. The FTC followed that action in November 2023 by initiating an FDA administrative process with respect to over 100 patent listings that it contends are "improper" with a focus on certain patents covering drug-device combination products. It remains to be seen whether the FTC, the FDA, other governmental agencies, pharmaceutical manufacturers, or other stakeholders continue to prioritize the policy of "improper" patent listings. Accordingly, there could be future changes or clarifications to federal laws, regulations or guidelines related to Hatch-Waxman requirements or procedures that could have a material adverse impact on pharmaceutical manufacturers and in particular the listablilty of certain patents covering drug-device combination products like XHANCE.
Furthermore, as our issued patents expire, the risk that competitors may be able to circumvent our remaining patents by developing similar or alternate technologies or products in a non-infringing manner is increased. Several device and method of use patents previously listed in the FDA's Orange Book for XHANCE have expired. These patents covered certain aspects of our exhalation deliver system technology utilized by XHANCE.
The laws of foreign countries may not protect our rights to the same extent as the laws of the U.S. or vice versa. For example, European patent law restricts the patentability of methods of treatment of the human body more than U.S. law does. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing or in some cases not at all, until they are issued as a patent. Therefore, we cannot be certain that we were the first to make the inventions claimed in our pending patent applications, that we were the first to file for patent protection of such inventions, or that we have found all of the potentially relevant prior art relating to our patents and patent applications that could invalidate one or more of our patents or prevent one or more of our patent applications from issuing. Even if patents do successfully issue and even if such patents cover XHANCE or our future product candidates, third parties may initiate oppositions, interferences, re-examinations, post-grant reviews, inter partes reviews, nullification or derivation actions in court or before patent offices or similar proceedings challenging the validity, enforceability, or scope of such patents, which may result in the patent claims being narrowed or invalidated. For example, the issuance of two of our patents in Europe are subject to opposition proceedings - these patent applications cover certain aspects of our flexible mouthpiece and liquid EDS. Furthermore, even if our patents are not challenged, our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for XHANCE or our future product candidates, or prevent others from designing around our claims. Any of these outcomes could impair our ability to prevent competition from third parties.
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
Moreover, we may be subject to a third-party pre-issuance submission of prior art to the USPTO or other foreign patent offices, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or drugs and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize drugs without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop, or commercialize XHANCE or future product candidates.
We may not be able to protect our intellectual property rights throughout the world.
Filing, prosecuting and defending patents on XHANCE, future product candidates and our EDS technology throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. may be less extensive than those in the U.S. In addition, the laws and practices of some foreign countries do not protect intellectual property rights, especially those relating to life sciences, to the same extent as federal and state laws in the U.S. For example, novel formulations of existing drugs and manufacturing processes may not be patentable in certain jurisdictions, and the requirements for patentability may differ in certain countries, particularly developing countries. Also, some foreign countries, including European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under certain circumstances to grant licenses to third parties. Consequently, we may have limited remedies if patents are infringed or if we are compelled to grant a license to a third party, and we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions into or within the U.S. or other jurisdictions. This could limit our potential revenue opportunities. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products, and may export otherwise infringing products to territories where we have patent protection, but where enforcement is not as strong as that in the U.S. These products may compete with our products in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from competing with us in these jurisdictions. Furthermore, the prevalence of counterfeit medicines, which is one that has been deliberately and fraudulently mislabeled as to its identity and source, is a significant and growing industry-wide issue that could impact our revenue and our reputation for which we may have limited or no recourse. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from our intellectual property. We may not prevail in any lawsuits that we initiate in these foreign countries and the damages or other remedies awarded, if any, may not be commercially meaningful.
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
Our commercial success depends upon our ability to develop, manufacture, market and sell XHANCE and future product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. While a product candidate is in preclinical studies and clinical trials, we believe that the use of the product candidate in such preclinical studies and clinical trials falls within the scope of the exemptions provided by 35 U.S.C. Section 271(e) in the U.S., which exempts from patent infringement liability activities reasonably related to the development and submission of information to the FDA. As XHANCE and Onzetra Xsail are commercialized, the possibility of a patent infringement claim against us increases. If we use the Section 505(b)(2) regulatory pathway for any of our future product candidates it will require us to provide a Paragraph IV certification to the NDA and patent holders of the RLD pursuant to the Hatch-Waxman Act if the RLD is covered by Orange Book-listed patents. If the NDA or patent holder files a patent infringement lawsuit against us within 45 days of its receipt of notice of our certification, the FDA is prevented from approving our Section 505(b)(2) NDA until the earliest of 30 months, expiration of the patents, settlement of the lawsuit or a court decision in the infringement case that is favorable to us. Accordingly, we may invest significant time and expense in the development of future product candidates only to be subject to significant delay and expensive and time-consuming patent litigation before such product candidates may be commercialized. There can be no assurance that XHANCE or future product candidates do not infringe other parties' patents or other proprietary rights and competitors or other parties may assert that we infringe their proprietary rights in any event.
There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to XHANCE or future product candidates, including interference or derivation proceedings before the USPTO. Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields relating to XHANCE and future product candidates. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future.
If we are found to infringe a third party's intellectual property rights, we could be required to obtain a license from such third party to continue commercializing XHANCE or future product candidates. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if a license can be obtained on acceptable terms, the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. If we fail to obtain a required license, we may be unable to effectively market product candidates based on our technology, which could limit our ability to generate revenue or achieve profitability and possibly prevent us from generating revenue sufficient to sustain our operations. Alternatively, we may need to redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. Under certain circumstances, we could be forced, including by court order, to cease commercializing our product candidates. In addition, in any such proceeding or litigation, we could be found liable for substantial monetary damages, potentially including treble damages and attorneys' fees, if we are found to have willfully infringed. A finding of infringement could prevent us from commercializing XHANCE or furue product candidates or force us to cease some of our business operations, which could harm our business. Any claims by third parties that we have misappropriated their confidential information or trade secrets could have a similar negative impact on our business.
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
Our competitors may seek to market generic versions of XHANCE or any other product for which we obtain approval by submitting ANDAs to the FDA or new products that use our approved products as the RLD, in each case where our competitors claim that our patents are invalid, unenforceable or not infringed. Alternatively, our competitors may seek approval to market their own products that are the same as, similar to or otherwise competitive with XHANCE and any future product candidates we may develop. In these circumstances, we may need to defend or assert our patents, by means including filing lawsuits alleging patent infringement requiring us to engage in complex, lengthy and costly litigation or other proceedings. In any of these types of proceedings, a court or government agency with jurisdiction may find our patents invalid, unenforceable or not infringed. We may also fail to identify patentable aspects of our research and development before it is too late to obtain patent protection. Even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives. Furthermore, as our issued patents expire, the risk that competitors may be able to circumvent our remaining patents by developing similar or alternate technologies or products in a non-infringing manner is increased. Several device and method of use patents previously listed in the FDA's Orange Book for XHANCE have expired. These patents covered certain aspects of our exhalation delivery system technology utilized by XHANCE.
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
The following examples are illustrative:
▪Others may be able to make drug and device components that are the same as or similar to XHANCE and any future product candidates but that are not covered by the claims of the patents that we own or have exclusively licensed;
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
▪adverse regulatory actions with respect to XHANCE or any future product candidates;
▪discovery of previously unknown problems with XHANCE, such as AEs of unanticipated severity or frequency,
▪issues involving manufacturing of XHANCE or any future products that may be under development;
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
▪the level of expenses related to XHANCE or any future product candidates or clinical development programs;
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
Our executive officers, directors, beneficial owners of 5% or more of our capital stock and their respective affiliates, in the aggregate, beneficially own approximately 47% of our outstanding common stock as of December 31, 2024. Including entities associated with Fidelity, MVM and Nantahala Capital Management, our largest stockholders, each hold approximately 12%, 10%, and 10% respectively, of our common stock as of December 31, 2024. These stockholders can significantly influence the outcome of matters requiring stockholder approval, including the election of directors, amendments of our organizational documents, or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest. The interests of these and other large stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock. For example, these stockholders may be more interested in selling our company than other investors, or they may want us to pursue strategies that deviate from the interests of other stockholders. Such concentration of ownership control may also:
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
Risks Related to the Merger

Failure to complete the Merger could negatively affect the price of our common stock, as well as our future business and financial results.

The Merger Agreement contains a number of conditions that must be satisfied or waived prior to the completion of the Merger. We cannot assure you that all of the conditions to the Merger will be so satisfied or waived. If the conditions to the Merger are not satisfied or waived, we may be unable to complete the Merger.

If the Merger is not completed, our ongoing business may be adversely affected as follows:
•we may experience negative reactions from the financial markets, including negative effects on the market price of our common stock;
•some of management's attention will have been directed to the Merger instead of being directed to our own operations and the pursuit of other opportunities that could have been beneficial to us;
•the manner in which customers, suppliers and other third parties perceive us may be negatively impacted, which in turn could affect our ability to operate our business;
•we may experience negative reactions from employees; and
•we may be required, in certain circumstances, to pay a termination fee of $4,500,000, as provided in the Merger Agreement.

Additionally, in approving the Merger Agreement, our board of directors considered a number of factors and potential benefits, including the fact that the upfront Merger consideration to be received by holders of our common stock represented a 55.2% premium to the closing price of our common stock on March 18, 2025. If the Merger is not completed, neither the Company nor the holders of our common stock will realize this benefit of the Merger. Moreover, we would have incurred substantial transaction-related fees and costs and the loss of management time and resources.

Expenses related to the proposed Merger are significant and will adversely affect our operating results.

We have incurred and expect to continue to incur significant expenses in connection with the proposed Merger, including legal and investment banking fees. We expect these costs to have an adverse effect on our operating results. If the Merger is not consummated, we may under certain circumstances, be required to pay to Paratek a termination fee of $4,500,000. Our financial position and results of operations would be adversely affected if we were required to pay the termination fee to Paratek.

We are subject to business uncertainties and contractual restrictions while the Merger is pending, which could adversely affect our business.

The Merger Agreement requires us to act in the ordinary course of business and restricts us, unless we first obtain Paratek’s consent, from taking certain specified actions until the proposed Merger occurs or the Merger Agreement terminates. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business before completion of the Merger or, if the Merger is not completed, termination of the Merger Agreement.

Uncertainties associated with the Merger may cause a loss of management and other key employees and disrupt our business relationships, which could adversely affect our business.

Uncertainty about the effect of the Merger on our employees, customers and suppliers may have an adverse effect on our business. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed. Employee retention may be particularly challenging during the pendency of the Merger. If key employees depart and as we face additional uncertainties relating to the Merger, our business relationships may be subject to disruption as suppliers and other third parties attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than the Company. If key employees depart or if our existing business relationships suffer, our results of operations may be adversely affected. The adverse effects of such disruptions could be further exacerbated by any delay in the completion of the Merger.

The Merger Agreement limits our ability to pursue alternatives to the Merger and may discourage other companies from trying to acquire us for greater consideration than what Paratek has agreed to pay.

The Merger Agreement contains provisions that make it more difficult for us to sell our business to a company other than Paratek. These provisions include a general prohibition on us soliciting any acquisition proposal or offer for a competing transaction. If we or Paratek terminate the Merger Agreement and we agree to be or are subsequently acquired by another company, we may in some circumstances be required to pay to Paratek a termination fee of $4,500,000. Further, our board of directors has agreed in the Merger Agreement, subject to limited exceptions, that it will not withdraw or modify in a manner adverse to Paratek its recommendation that our stockholders approve the Merger. If Paratek terminates the Agreement as a result of the Board’s withdrawal or modification of its recommendation in a manner adverse to Paratek, we may be required to pay Paratek a termination fee of $4,500,000.

These provisions might discourage a third party that has an interest in acquiring all or a significant part of the Company from considering or proposing an acquisition, even if the party were prepared to pay consideration with a higher per share cash or market value than the cash value proposed to be received in the Merger, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.
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

Cybersecurity Program

Given the importance of cybersecurity to our business, we maintain a robust cybersecurity program to support both the effectiveness of our systems and our preparedness for information security risks. This program includes a number of safeguards, such as: complex password protection; multi-factor authentication with geo-location and multi-step confirmation; continuous monitoring and alerting systems for internal and external threats; regular evaluations of our cybersecurity program, including periodic internal and external audits, penetration tests, and incident response planning; and industry benchmarking. We also require cybersecurity training when onboarding new employees and contractors assigned access to Optinose networks, as well as bi-annual, required cybersecurity awareness training for our employees and contractors assigned access to Optinose networks. Our program leverages industry frameworks, including the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF) to strengthen our program effectiveness and reduce cybersecurity risks.

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

Governance

Management Oversight
The controls and processes employed to assess, identify and manage material risks from cybersecurity threats are implemented and overseen by our Vice President, Information Technology. Our Vice President, Information Technology leverages her over 25 years of IT Leadership experience in pharmaceutical companies such as Endo Pharmaceuticals and multiple Johnson and Johnson companies. Our Vice President, Information Technology is responsible for the day-to-day management of the cybersecurity program, including the prevention, detection, investigation, response to, and recovery from cybersecurity threats and incidents, and is regularly engaged to help ensure the cybersecurity program functions effectively in the face of evolving cybersecurity threats. The Vice President, Information Technology provides regular briefings for our senior management team on cybersecurity matters, including threats, events, and program enhancements.

Board Oversight
Our Board of Directors has overall responsibility for risk oversight including oversight of cybersecurity risk matters. The Board is responsible for reviewing, discussing with management, and overseeing the Company’s data privacy, information technology and security and cybersecurity risk exposures, including: (i) the potential impact of those exposures on the Company’s business, financial results, operations and reputation; (ii) the programs and steps implemented by management to monitor and mitigate any exposures; (iii) the Company’s information governance and cybersecurity policies and programs; and (iv) major legislative and regulatory developments that could materially impact the Company’s data privacy and cybersecurity risk exposure. On no less than an annual basis, the Vice President, Information Technology reports to the Board on information technology and cybersecurity matters, including a detailed threat assessment relating to information technology risks, the potential impact of those exposures on the Company’s business, financial results, operations and reputation, the programs and steps implemented by management to monitor and mitigate exposures, the Company’s information governance and cybersecurity policies and programs, and significant legal/regulatory developments that could materially impact the Company’s cybersecurity risk exposure.

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

ITEM 2. PROPERTIES

Our principal office is located in Yardley, Pennsylvania, where we lease approximately 19,780 square feet of office space pursuant to a lease that expires in May 2027. We also lease office space in Ewing, New Jersey. We believe our facilities are adequate to meet our current needs, although we may seek to negotiate new leases or evaluate additional or alternate space for our operations.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any material pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Global Select Market under the symbol “OPTN”. As of March 1, 2025, there were 10,072,259 shares of our common stock outstanding. There were approximately 11 stockholders of record at March 1, 2025. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Securities Authorized for Issuance under Equity Compensation Plans
Information required by Item 5 of Form 10-K regarding our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.
Recent Sales of Unregistered Securities
Other than as previously disclosed on our Current Reports on Form 8-K or Quarterly Reports on Form 10-Q filed with the SEC, we did not issue any unregistered equity securities during the twelve months ended December 31, 2024.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 6. RESERVED

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our historical consolidated financial statements and the related notes thereto appearing in this Annual Report on Form 10-K. In addition to historical information, some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. See "Note Regarding Forward-Looking Statements"
Company Overview
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
In March 2024, the FDA approved XHANCE for the treatment of chronic rhinosinusitis without nasal polyps in patients 18 years of age and older. XHANCE is the first and only drug therapy approved by the FDA for the treatment of chronic rhinosinusitis without nasal polyps (also referred to by the medical community and payers as, chronic sinusitis), which is one of the most common diseases diagnosed in adult outpatient medicine. It is our view that the terms "chronic sinusitis" and "chronic rhinosinusitis without nasal polyps" are synonymous from a promotional and medical prospective, and therefore, use the terms interchangeable in this Annual Report on Form 10-K.
We are relaunching XHANCE to focus on the comparatively larger market opportunity that we believe is created by the new chronic sinusitis without nasal polyps indication. We plan to continue to focus our commercial efforts primarily to the ENT and allergy specialist audience while seeking partnerships to extend the commercialization of XHANCE into primary care. We realigned our 75 sales territories at the start of 2024 in order to optimize the chronic sinusitis prescribing potential within the called on specialist audience. As a result of the realignment and the new indication, approximately 40% of targets in the called on specialist audience are new to our territory managers. We completed training with our territory managers on new promotional materials during a national sales meeting the week of April 8, 2024 and deployed those to the field starting the week of April 15, 2024. In the second quarter of 2024, more than half of our territory manager sales calls were to targets who are new to our territory managers or have historically prescribed XHANCE infrequently. Successfully growing XHANCE prescribing in this audience, as well as our existing prescribing base, will be important to achieving our near and long term financial objectives.

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

In accordance with the Pediatric Research Equity Act, and as part of the FDA approvals of XHANCE for the treatment of chronic rhinosinusitis with and without nasal polyps in patients 18 years of age and older, we are required to conduct clinical trials of XHANCE for these conditions in adolescent patients. Under these post-marketing requirements, we are required to complete a study of XHANCE in adolescent patients 12 to 17 years of age with chronic rhinosinusitis with nasal polyps by March 2026 and submit a final report to the FDA by September 2026, and complete a study of XHANCE in adolescent patients 12 to 17 years of age with chronic rhinosinusitis without nasal polyps by March 2028 and submit a final report to the FDA by October 2028. Our study of XHANCE in adolescent patients with chronic rhinosinusitis without nasal polyps is ongoing, and we expect to commence the required study of XHANCE in adolescent patients with chronic rhinosinusitis without nasal polyps in 2025.

Business Updates
We track and report metrics that we believe are an important part of assessing our progress in key strategic areas including:
•XHANCE Prescriptions. A seasonal effect has historically been observed in the INS prescription market in which market volume generally peaks near the middle of the second quarter and declines into the early part of the third quarter of each calendar year.
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
Based on third-party prescription data as well as data from HUB and PPN partners, the total estimated number of XHANCE prescriptions in the fourth quarter of 2024 was 78,500, which represents a 1% decrease for prescriptions when compared to estimated fourth quarter 2023 prescriptions of 79,500. In addition, the total estimated number of XHANCE prescriptions was 65,500 in the first quarter of 2024, 66,200 in the second quarter of 2024, and 63,900 in the third quarter of 2024. We believe the sequential increase from third quarter 2024 to fourth quarter 2024 was driven by improved efficiency in prescription fulfillment, increased frequency of sales calls by our territory managers to target audience physicians, and improved sales force execution.

We believe the 19% decrease from 339,400 for full year 2023 to 274,000 for full year 2024 was primarily driven by changes we made to our co-pay saving program intended to reduce the number of prescriptions filled by patients in commercial insurance plans that either do not cover XHANCE or are in commercial insurance plans that have high deductibles. Although reducing the number of filled prescriptions, we believe these changes had the intended effect of increasing average XHANCE net product revenues per prescription which increased 36% from $209 in full year 2023 to $285 in full year 2024 (as discussed in additional detail below).
•Market Access. Based on currently available third-party data as of January 31, 2025, we believe that approximately 70% of insured lives are currently in a plan that covers XHANCE. However, payors may change coverage levels for XHANCE, positively or negatively, at any time. Additionally, payors generally impose restrictions on access to or usage of XHANCE, such as by requiring prior authorizations or "step-edits". For example, insurers may require that a physician attest that they are treating a patient for an approved indication prior to becoming eligible for coverage for XHANCE. As of January 31, 2025, approximately half of the commercial covered lives in plans that cover XHANCE are in a plan that requires a prior authorization and most of those prior authorizations request information regarding prior use of INS and patient diagnosis. However, payors can elect to change utilization management criteria to be more or less restrictive at any time, and more restrictive criteria would likely have a negative impact on prescriptions. In some cases, patients do not meet the payors' utilization management criteria, and in other cases, healthcare providers may not complete the administrative process required to demonstrate or document that the patients for whom XHANCE has been prescribed meet the payors’ utilization management criteria (i.e., prior authorizations or step-edits) and, as a result, patients may not gain access to XHANCE treatment. In our contract negotiations with payors we seek to balance patient access and affordability, breadth of coverage, payor utilization management and rebates levels.
•XHANCE New Prescriptions and Refill Prescriptions. The underlying disease that we are treating is chronic and, as a result, many patients may fill multiple prescriptions per year. We monitor new prescriptions as they create the potential for future refill prescriptions. Based on third-party prescription data as well as data from HUB and PPN partners, the total estimated number of XHANCE new prescriptions in the fourth quarter of 2024 was 28,700, which represents an 8% increase for new prescriptions when compared to estimated fourth quarter 2023 new prescriptions of 26,500. In addition, the total estimated number of XHANCE new prescriptions was 24,700 in first quarter 2024, 25,300 in second quarter 2024, and 25,600 in third quarter 2024. We believe the fourth quarter 2024 increase in new prescriptions was primarily driven by improved efficiency in prescription fulfillment, increased frequency of sales calls by our territory managers to target audience physicians, and improved sales force execution.
We track refill prescriptions and provide patient assistance to support refill programs that are administered by our HUB and PPN partners. Based on third-party prescription data as well as data from Hub and PPN partners, the total estimated number of XHANCE refill prescriptions in the fourth quarter of 2024 was 49,800, which represents a 6% decrease for refill prescriptions when compared to estimated fourth quarter 2023 refill prescriptions of 53,000. In addition, the total estimated number of XHANCE refill prescriptions was 40,800 in first quarter 2024, 40,900 in second quarter 2024, and 38,200 in third quarter 2024.
•Prescribing Breadth and Depth. We track the number of physicians who prescribe XHANCE in a time period to evaluate the breadth of prescribing. Based on third-party prescription data as well as data from HUB and PPN partners, the total estimated number of physicians who had at least one patient fill a prescription for XHANCE in the fourth quarter of 2024 was 8,912, which represents 5% growth when compared to the estimated 8,478 physicians who had at least one patient fill a prescription for XHANCE in the fourth quarter of 2023. In addition, the total estimated number of physicians who had at least one patient fill a prescription for XHANCE was 8,451 in the first quarter of 2024, 8,561 in the second quarter of 2024, and 8,548 in the third quarter of 2024.
We also track the number of prescriptions filled by a prescribing physician's patients in a time period to evaluate depth of prescribing. Based on third-party prescription data as well as data from HUB and PPN partners, the total estimated number of physicians who had more than 15 XHANCE prescriptions filled by their patients in the fourth quarter of 2024 was 1,308, which represents an increase of 6% when compared to the estimated 1,229 physicians who had more than 15 XHANCE prescriptions filled by their patients in the fourth quarter of 2023. In addition, the total estimated number of physicians who had more than 15 XHANCE prescriptions filled by their patients was 1,023 in the first quarter of 2024, 1,056 in the second quarter of 2024, and 1,056 in the third quarter of 2024.

•XHANCE Net Product Revenues per Prescription. We calculate average net product revenues per prescription, one metric that we use to gauge the profitability of XHANCE, by dividing net product revenues for the quarter by the estimated number of XHANCE prescriptions dispensed during the quarter. Average XHANCE net product revenues per prescription were $286 in the fourth quarter of 2024 which represents an 14% increase when compared to the $250 average XHANCE net product revenues per prescription in the fourth quarter of 2023. We believe the increase in net revenue per prescription in the fourth quarter of 2023 was primarily driven by changes to our co-pay assistance program. In addition, average XHANCE net revenues per prescription were $227 in the first quarter of 2024, $309 in the second quarter of 2024, and $320 in the third quarter of 2024.

Financial Operations Overview
The following discussion sets forth certain components of our consolidated statements of operations as well as factors that impact those items.
Net product revenues
Sales of XHANCE generated $78.2 million and $71.0 million in net product revenues for the years ended December 31, 2024 and 2023, respectively. In accordance with GAAP, we determine net product revenues for XHANCE, with specific assumptions for variable consideration components including but not limited to trade discounts and allowances, co-pay assistance programs and payor rebates.
Based on available XHANCE prescription data purchased from third parties and data from our PPN partners, our average net product revenue per prescription for the fourth quarter of 2024 was $286 which represents an 14% increase when compared to the $250 in the fourth quarter of 2023. Average net product revenue per prescription for the year ended December 31, 2024 was $285, which represents a 36% increase compared to our average net product revenue per prescription of approximately $209 for the year ended December 31, 2023.
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
Warrant Liability
In November 2022, the Company issued warrants in connection with a public offering. These warrants are required to be measured at fair value and reported as a liability in the consolidated balance sheet. We recorded the fair value of the warrants upon issuance using a Monte Carlo simulation and are required to revalue the warrants at each reporting date with any changes in fair value recorded on our statement of operations. The valuation of the warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. The change in the fair value of the Level 3 warrants liabilities is reflected in the statement of operations for the years ended December 31, 2024 and 2023.
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
Warrant Liability

In November 2022, we issued warrants in connection with a public offering. Pursuant to the terms of the warrants, we could be required to settle the warrants in cash in the event of a "fundamental transaction" as defined in the warrant (which includes, among other things, an acquisition of the Company) and, as a result, the warrants are required to be measured at fair value and reported as a liability in the consolidated balance sheet. We recorded the fair value of the warrants upon issuance using a Monte Carlo simulation and are required to revalue the warrants at each reporting date with any changes in fair value recorded on our statement of operations. The valuation of the warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. The change in the fair value of the Level 3 warrants liabilities is reflected in the statement of operations for the year ended December 31, 2024.
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
Net product revenues
We recognize XHANCE revenue at the point the customer obtains control of the product, which generally occurs upon delivery. The transaction price that is recognized as revenue for products includes an estimate of variable consideration. Payment terms with customers do not exceed one year and, therefore, we do not account for a financing component in our arrangements. Incremental costs of obtaining a contract with a customer (for example, sales commissions) are expensed when incurred as the period of benefit is less than one year. Shipping and handling costs for product shipments to customers are recorded as selling, general and administrative expenses. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available. As of December 31, 2024, we did not make any material adjustment to our prior estimates of variable consideration. Further, we believe that reasonable variations in our estimates of variable consideration would not result in material changes to our financial statements. The components of our variable consideration include the following:
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

The following table reflects the weighted average assumptions used to estimate the fair value of stock option awards granted and shares issued under the employee stock purchase plan during the year ended December 31, 2024.

	Year Ended December 31, 2024
	2010 A&R Stock Incentive Plan (1)	2017 Employee Stock Purchase Plan
Risk free interest rate	4.12%	5.29%
Expected term (in years)	5.96	0.5
Expected volatility	75.31%	70.57%

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
Consolidated Results of Operations
Comparison of the years ended December 31, 2024 and 2023
The following table sets forth our selected consolidated statements of operations data for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023
Revenues:
Net product revenues	$78,226	$70,987
Total revenues	78,226	70,987
Costs and expenses:
Cost of product sales	7,231	8,633
Research and development	3,855	5,303
Selling, general and administrative	83,459	79,799
Total operating expenses	94,545	93,735
Loss from operations	(16,319)	(22,748)
Other (income) expense:
Interest expense	17,309	17,001
Other (income) expense	(12,087)	(4,266)
Total other (income) expense	5,222	12,735
Net loss	$(21,541)	$(35,483)
Net product revenues
Net product revenues related to sales of XHANCE were $78.2 million and $71.0 million for the years ended December 31, 2024 and 2023, respectively. The year-over-year increase is attributable primarily to the March 2024 label expansion of XHANCE for the treatment of chronic rhinosinusitis, as well as revisions that we made to our co-pay assistance program in the second half of 2023 as well as in January 2024 intended to increase average net revenue per prescription.
Cost of product sales
Cost of product sales related to XHANCE were $7.2 million and $8.6 million for the years ended December 31, 2024 and 2023, respectively, with the decrease attributable primarily to a decrease in units sold.
Research and development expense

Research and development expenses were $3.9 million and $5.3 million for the years ended December 31, 2024 and 2023, respectively. The decrease is attributable to a decrease in costs related to the preparation and filing of our supplemental new drug application for XHANCE for the treatment of chronic rhinosinusitis without nasal polyps.
Selling, general and administrative expense
Selling, general and administrative expenses were $83.5 million and $79.8 million for the years ended December 31, 2024 and 2023, respectively. The increase was due primarily to an increase in sales and marketing costs related to our launch of XHANCE for the treatment of chronic sinusitis, as well as higher stock based compensation expense in 2024, which was partially offset by $1.1 million of severance costs recognized in 2023.
Interest (income) expense, net
Interest (income) expense, net, was $17.3 million and 17.0 million, for the years ended December 31, 2024 and 2023, respectively, which was primarily comprised of interest expense on the Pharmakon Senior Secured Notes during both periods. The increase was due primarily to higher interest rates in 2024.
Other income
In November 2022, we issued warrants in connection with a public offering. These warrants are required to be measured at fair value and reported as a liability in the consolidated balance sheet. We recorded the fair value of the warrants upon issuance using a Monte Carlo simulation and are required to revalue the warrants at each reporting date with any changes in fair value recorded on our statement of operations. The valuation of the warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. The change in the fair value of the Level 3 warrants liabilities is reflected in the statement of operations for the years ended December 31, 2024 and December 31, 2023.

Other income includes primarily $12.1 million and $4.3 million for the years ended December 31, 2024 and 2023, respectively of unrealized gains on the fair value of warrants.
Liquidity and Capital Resources
Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. We incurred net losses of $21.5 million and $35.5 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $741.9 million. We have funded our operations primarily through the sale of stock and the issuance of debt, as well as through licensing revenues received under the terms of our license agreements and revenues from sales of XHANCE. We may never become profitable, or if we do, may not be able to sustain profitability on a recurring basis. As of December 31, 2024, we had $84.5 million in cash and cash equivalents.
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(44,680)	$(20,532)
Net cash used in investing activities	(72)	(328)
Net cash provided by financing activities	55,553	300
Effects of exchange rates on cash and cash equivalents	—	—
Net increase/(decrease) in cash and cash equivalents	$10,801	$(20,560)
Operating activities
Cash used in operating activities increased by $24.1 million, from $20.5 million for the year ended December 31, 2023 to $44.7 million for the year ended December 31, 2024. The increase in cash used in operating activities was attributable primarily to an increase in accounts receivable and inventory, as well as a decrease in accounts payable and accrued expenses, partially offset by a smaller loss from operations for the year ended December 31, 2024
Investing activities
Cash used in investing activities decreased from the year ended December 31, 2023 to the year ended December 31, 2024 due to a decrease in equipment and software purchases during the year.

Financing activities

Cash provided by financing activities increased for the year ended December 31, 2024 due to the registered direct offering completed in May 2024.
Registered Direct Offering
On May 10, 2024, we completed a registered direct offering pursuant to which it issued an aggregate of 2,120,000 shares of common stock at a purchase price of $15.00 per share and, in lieu of shares of common stock to certain investors, pre-funded warrants to purchase an aggregate of 1,580,000 shares of common stock at a price of $14.9999 per prefunded warrant which represents the per share offering price for common stock less the $0.0001 per share exercise price for each such pre-funded warrant. The aggregate net proceeds from the offering were $55.3 million.
A&R Note Purchase Agreement
The principal balance of the Pharmakon Senior Secured Notes outstanding under the A&R Note Purchase Agreement was $130,000 at December 31, 2024. See Note 10 of our audited consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K for a description of terms of the Pharmakon Senior Secured Notes and A&R Note Purchase Agreement, including repayment terms and applicable covenants.
Future funding requirements
We expect to continue to incur significant expenses in connection with our ongoing activities, particularly as we:
▪continue advertising and other promotional activities to support the commercialization of XHANCE;
▪continue to provide co-pay and other patient affordability programs for XHANCE;
▪conduct the adolescent studies mandated under the Pediatric Research Equity Act;
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
Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
▪the success of our commercialization of XHANCE for the treatment of chronic rhinosinusitis with and without nasal polyps including, among other things, continued patient and physician adoption of XHANCE and our ability to maintain adequate insurance coverage and reimbursement for XHANCE;
▪the outcome, timing and cost of adolescent studies mandated under the Pediatric Research Equity Act;
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
▪the initiation, progress, timing, costs and results of clinical trials and other research and development related to future product candidates,

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
As of December 31, 2024, we had $84.5 million in cash and cash equivalents. In the event we are able to maintain compliance with the financial covenants and other terms of the A&R Pharmakon Note Purchase Agreement or obtain a waiver to or modification of such covenants, we believe our existing cash and cash equivalents would be sufficient to fund our operations and debt service obligations for approximately the next 12 months. However, as discussed below and elsewhere in this Annual Report on Form 10-K, there is substantial doubt about our ability to maintain compliance with such financial covenants and terms of the A&R Note Purchase Agreement and, as a result, substantial doubt about our ability to continue as a going concern.

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
The A&R Note Purchase Agreement includes a requirement that we achieve certain minimum trailing twelve-month consolidated XHANCE net sales and royalties thresholds commencing with the trailing twelve months ending March 31, 2025. We believe it is probable that we will not maintain compliance with the trailing twelve-month minimum consolidated XHANCE net sales and royalties thresholds for the entire one year period after the date these consolidated financial statements are issued. If we fail to achieve a minimum consolidated XHANCE net sales and royalties threshold, it will constitute a default under the A&R Note Purchase Agreement if we are unable to obtain a modification or waiver of such minimum consolidated XHANCE net sales and royalties threshold.
Further, the A&R Note Purchase Agreement includes a requirement that the report and opinion on our consolidated financial statements for the year ended December 31, 2025 and all of our subsequent quarterly and annual financial statements, not be subject to any statement or qualification as to “going concern” (referred to as, the "going concern covenant"). If we are unable to secure additional capital through equity or debt financings, partnerships, collaborations, or other sources, we believe it is unlikely that we will be able comply with the going concern covenant commencing with our financial statements for the year ending December 31, 2025, which will constitute a default under the A&R Note Purchase Agreement if we are unable to obtain a modification or waiver of such going concern covenant.
Additionally, commencing on September 30, 2025, we will be required to begin making principal repayments on our debt in eight quarterly installments of $16.3 million each through maturity in June 2027. We believe it is probable that, absent additional capital, we will not be able to maintain compliance with the minimum cash liquidity covenant under the A&R Note Purchase Agreement beginning in the first quarter of 2026.
If any of the foregoing defaults were to occur, the holders of the Pharmakon Senior Secured Notes may declare an event of default under the A&R Note Purchase Agreement and may elect to accelerate the repayment of all unpaid principal, accrued interest and other amounts due (which would also require us to pay an interest make-whole premium as specified in the A&R Note Purchase Agreement if the repayment of the debt is accelerated prior to May 21, 2026).

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by Item 8 including the financial statements and notes thereto, and report of the independent registered public accounting firm thereon, are included in this Annual Report on Form 10-K as set forth in the “Index to Consolidated Financial Statements” on page F-1.

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

Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a 15(e) and 15d 15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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
Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Management’s assessment included extensive documentation, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.
Based on management’s processes and assessment, as described above, management has concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Trading Plans

On October 7, 2024, Terry Kohler, the Company’s Chief Financial Officer was granted restricted stock units (“RSUs”). In accordance with the applicable RSU award agreements relating to such grant, Mr. Kohler entered into “sell-to-cover” arrangements that constitute “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K), mandatorily requiring the pre-arranged sale of shares to satisfy tax withholding obligations arising solely from the vesting of the RSUs and the related issuance of shares. The amount of shares to be sold to satisfy the tax withholding obligations under these arrangements is dependent on the trading price of the Company’s common stock at the time of the vesting of the RSUs. The duration of each these arrangements is until the final vesting date of the applicable RSUs or the earlier forfeiture of unvested RSUs as set forth in the grant agreement.

On December 11, 2024, each of Ramy Mahmoud, the Company’s Chief Executive Officer and member of the board of directors, Terry Kohler, the Company's Chief Financial Officer, Michael Marino, the Company’s Chief Legal Officer, and Paul Spence, the Company's Chief Commercial Officer, were granted performance-based restricted stock units (“PSUs”). In accordance with the applicable grant agreements relating to such PSU grants, each of these executive officers entered into “sell-to-cover” arrangements that constitute “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K), mandatorily requiring the pre-arranged sale of shares upon vesting to satisfy tax withholding obligations arising solely from such vesting of the PSUs and the related issuance of shares. The amount of shares to be sold to satisfy the tax withholding obligations under these arrangements is dependent on the trading price of the Company’s common stock at the time of the vesting of the PSUs. The duration of each these arrangements is until the final vesting date of the applicable PSUs or the earlier forfeiture of unvested PSUs as set forth in the grant agreement.

Except as set forth above, during the three months ended December 31, 2024, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2024.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2024.

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

(b)  Exhibits.

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	Date	Number	Filed Herewith
2.1	`	Agreement and Plan of Merger, dated as of March 19, 2025, among OptiNose, Inc, Paratek Pharmaceuticals, Inc. and Orca Merger Sub, Inc.	8-K	3/20/25	2.1
3.1		Fourth Amended and Restated Certificate of Incorporation of OptiNose, Inc.	8-K	10/18/17	3.1
3.2		Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of OptiNose, Inc.	10-Q	8/10/23	3.2
3.3		Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of OptiNose, Inc. , effective December 30, 2024	8-K	12/30/24	3.1
3.4		Amended and Restated Bylaws of OptiNose, Inc.	8-K	10/18/17	3.2
4.1		Form of Common Stock Certificate	S-1/A	10/3/17	4.1
4.2		Second Amended and Restated Registration Rights Agreement, dated March 24, 2017, by and among the Registrant and certain of its stockholders	S-1	9/18/17	4.2
4.3		First Amendment to the Second Amended and Restated Registration Rights Agreement, dated October 2, 2017, by and among the Registrant and certain of its stockholders	S-1/A	10/11/17	4.7
4.4		Form of Amended and Restated Pharmakon Warrant dated May 10, 2024	8-K	11/16/21	4.1	x
4.5		Description of Securities of OptiNose, Inc.	10-K	3/7/23	4.5
4.6		Form of Common Stock Warrant issued by OptiNose, Inc. on November 23, 2022	8-K	11/23/22	4.1
4.7		Warrant Agency Agreement, dated November 23, 2022, by and between OptiNose, Inc. and Broadridge Corporate Issuer Solutions, Inc.	8-K	11/23/22	4.2
4.8		Form of Pre-Funded Warrant to Purchase Common Stock	8-K	5/9/24	4.1
10.1		Form of Indemnification Agreement +				x
10.2		Amended and Restated 2010 Stock Incentive Plan +	S-1/A	10/3/17	10.7
10.3		Form of Non-Qualified Stock Option Agreement Granted Under the 2010 Stock Incentive Plan (Relating to Success Pool Grants) +	S-1/A	10/3/17	10.8
10.4		Form of Non-Qualified Stock Option Agreement Granted Under the 2010 Stock Incentive Plan (Relating to Option Pool Grants) +	S-1/A	10/3/17	10.9
10.5		Form of Non-Qualified Stock Option Agreement Granted Under the 2010 Stock Incentive Plan +	S-1/A	10/3/17	10.10
10.6		Supply Agreement, dated July 1, 2017, by and between Hovione Inter Ltd and OptiNose US, Inc., OptiNose UK, Ltd and OptiNose AS †	S-1	9/18/17	10.14

10.7	Amendment No. 1, dated December 18, 2023, to Supply Agreement, dated July 1, 2017, between OptiNose US, Inc. and Hovione Inter Ltd. †	8-K	12/21/23	10.1
10.8	Manufacture and Supply Agreement, dated as of August 18, 2017, by and among OptiNose US, Inc., OptiNose UK Ltd. and OptiNose AS and Contract Pharmaceuticals Limited Canada †	S-1	9/18/17	10.15
10.9	Form of Non-Qualified Stock Option Agreement Under the Amended and Restated 2010 Stock Incentive Plan+	S-1/A	10/3/17	10.17
10.10	2017 Employee Stock Purchase Plan.+	S-1/A	10/3/17	10.18
10.11	Manufacturing Services Agreement, dated December 21, 2018, by and among OptiNose US, Inc., OptiNose UK Ltd. and Optinose AS and Advance Mold & Manufacturing, Inc. d/b/a Vision Technical Molding †	10-K	3/6/19	10.1
10.12	Form of Restricted Stock Unit Agreement Under the Amended and Restated 2010 Stock Incentive Plan +	10-Q	8/12/19	10.1
10.13	Form of Non-Qualified Stock Option Agreement (Inducement Grant) +	8-K	2/19/20	99.3
10.14	Amendment No.1, dated September 15, 2020, to the Manufacturing Services Agreement, dated December 21, 2018, by and among OptiNose US, Inc., OptiNose UK Ltd. and Optinose AS and Advance Mold & Manufacturing, Inc. d/b/a Vision Technical Molding †	10-Q	11/5/20	10.1
10.15	Form of Restricted Stock Unit Agreement (Inducement Grant) +	10-Q	5/7/20	10.4
10.16	Renewal and Amendment No. 1, dated February 22, 2021 to Manufacture and Supply Agreement, dated as of August 18, 2017, by and among OptiNose US, Inc., OptiNose UK Ltd. and OptiNose AS and Contract Pharmaceuticals Limited Canada †	10-Q	5/5/21	10.1
10.17	Open Market Sale Agreement (the Sale Agreement), dated August 11, 2021, between the Company and Jefferies LLC	10-Q	8/11/21	10.1
10.18	Amended and Restated Note Purchase Agreement, dated November 21, 2022, among OptiNose US, Inc., OptiNose, Inc., and OptiNose AS, BioPharma Credit PLC, as collateral agent and the purchasers from time to time party thereto	8-K	11/21/22	10.1
10.19	Amendment No.2, dated September 20, 2022, to the Manufacturing Services Agreement, dated December 21, 2018, by and among OptiNose US, Inc. and Advance Mold & Manufacturing, Inc. d/b/a Vision Technical Molding †	8-K	9/23/22	10.1
10.20	Amended and Restated Employment Agreement, dated May 9, 2023 between OptiNose US, Inc. and Ramy A. Mahmoud +	10-Q	5/11/23	10.4
10.21	Amended and Restated Employment Agreement, dated May 9, 2023 between OptiNose US, Inc. and Michael F. Marino +	10-Q	5/11/23	10.5
10.22	Amended and Restated Employment Agreement, dated May 9, 2023 between OptiNose US, Inc. and Anthony J. Krick +	10-Q	5/11/23	10.6
10.23	Amended and Restated Employment Agreement, dated May 9, 2023 between OptiNose US, Inc. and Paul Spence +	10-Q	5/11/23	10.7
10.24	Consulting Agreement, dated June 8, 2023, between OptiNose, Inc. and Joseph C. Scodari	8-K	6/13/23	10.1
10.25	First Amendment and Waiver to the Note Purchase Agreement, dated March 5, 2024, among OptiNose US, Inc., OptiNose, Inc., and the purchaser parties thereto and BioPharma Credit PLC	10-K	3/7/24	10.25
10.26	Second Amendment to the Amended and Restated Note Purchase Agreement, dated March 8, 2024, among OptiNose US, Inc., OptiNose, Inc., BioPharma Credit PLC and the purchasers from time to time party thereto.	8-K	3/8/24	10.1
10.27	Form of Securities Purchase Agreement, dated May 8, 2024	8-K	5/9/24	10.1
10.28	Third Amendment to the Note Purchase Agreement, dated May 8, 2024, among OptiNose US, Inc., OptiNose, Inc., and Optinose AS, BioPharma Credit PLC, as collateral agent and the purchasers from time to time party thereto	8-K	5/9/24	10.2
10.29	Amendment No. 2 to Manufacture and Supply Agreement, dated May 20, 2024, by and between OptiNose US, Inc. and Contract Pharmaceuticals Limited Canada	8-K	5/9/24	10.3
10.30	Manufacture and Supply Agreement, dated December 11, 2020, by and between OptiNose US, Inc. and Hikma Pharmaceuticals USA, Inc. †	10-Q	5/14/24	10.3
10.31	Amendment No. 1 to Manufacture and Supply Agreement, dated June 7, 2024, by and between OptiNose US, Inc. and Hikma Pharmaceuticals USA Inc. †	10-Q	8/8/24	10.4
10.33	Employment Agreement, dated October 4, 2024 between OptiNose US, Inc. and P. Terrence Kohler, Jr. +	8-K	10/7/24	10.1
19.1	Insider Trading Policy	8-K	10/7/24	10.1
21.1	List of Subsidiaries				x

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.				x
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.				x
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.				x
32.1	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer.				x
32.2	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer and principal financial officer.				x
97.1	OptiNose, Inc. Incentive Compensation Recovery Policy	10-K	3/7/24	97.1
99.1	Voting Agreement, dated as of March 19, 2025, by and between Paratek Pharmaceuticals, Inc. and MVM Partners LLC.	8-K	3/20/25	99.1
99.2	Form of Director and Officer Voting Agreement.	8-K	3/20/25	99.2
101.INS	XBRL Instance Document.				x
101.SCH	XBRL Taxonomy Extension Schema Document.				x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				x
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				x

†	Portions of this exhibit (indicated by asterisks) have been omitted in compliance with Item 601 of Regulation S-K.
+	Indicates management contract or compensatory arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the capacities and on the date indicated.

OPTINOSE, INC.
Date: March 26, 2025	By:	/s/ RAMY MAHMOUD
		Name:	Ramy Mahmoud
		Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RAMY MAHMOUD	Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2025
Ramy Mahmoud

/s/ TERRY KOHLER	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 26, 2025
Terry Kohler

/s/ R. JOHN FLETCHER	Chairman of the Board	March 26, 2025
R. John Fletcher

/s/ ERIC BEDNARSKI	Director	March 26, 2025
Eric Bednarski

/s/ KYLE DEMPSEY	Director	March 26, 2025
Kyle Dempsey

/s/ WILHELMUS GROENHUYSEN	Director	March 26, 2025
Wilhelmus Groenhuysen

/s/ SANDRA L. HELTON	Director	March 26, 2025
Sandra L. Helton

/s/ TOMAS J. HEYMAN	Director	March 26, 2025
Tomas J. Heyman

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of OptiNose, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of OptiNose, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency and expects to not be in compliance with certain debt covenants, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Product revenue allowances for payor rebates and patient assistance programs
Description of the Matter
The Company sells XHANCE to preferred pharmacy network partners and wholesalers in the US (collectively, “Customers”). As described in Note 3 to the consolidated financial statements, the Company recognizes revenues for sales of XHANCE to its Customers reduced by estimates of variable consideration, including payor rebates to health insurance companies and pharmacy benefit managers (“payor rebates”), and incentives offered under voluntary patient assistance programs to provide financial assistance to qualified patients (“patient assistance”). Liabilities related to these reductions to gross product revenues are presented within accrued expenses on the consolidated balance sheet. The determination of these estimates of variable consideration at December 31, 2024, requires management to make estimates and assumptions about the amounts of rebates and incentives that will be payable by the Company as a result of the sale of products for which control has transferred.

How We Addressed the Matter in Our Audit

To test the estimates of variable consideration for payor rebates and the patient assistance programs, we performed audit procedures that included, among others, evaluating the methodologies used, testing the significant assumptions and testing the completeness and accuracy of the underlying data used by the Company in its analyses. Specifically, for variable consideration for payor rebates, we compared the significant assumptions to third party reports used by the Company to estimate product remaining in the distribution channel at December 31, 2024, historical payor mix data for XHANCE, and the applicable contractual rebate percentages. In addition, we inspected the underlying payor rebate agreements and compared the rebate percentages used in the Company’s analyses with the contractual percentages. For variable consideration for patient assistance, we compared the significant assumptions to third party reports used by the Company to estimate product remaining in the distribution channel at December 31, 2024, historical data related to the percentage of patients receiving patient assistance, and the historical data about the average amount of assistance received. For both patient assistance and payor rebates, we assessed the historical accuracy of management’s estimates by comparing previous estimates of payor rebates and patient assistance to the amount of actual payments in subsequent periods.

Valuation of warrant liability
Description of the Matter
The Company’s warrant liability totaled $5.1 million as of December 31, 2024. As discussed in Note 12 to the consolidated financial statements, certain warrants for the purchase of shares of common stock issued by the Company require liability classification and are recorded at fair value at each reporting period. The Company determines the fair value of the warrants utilizing a Monte Carlo simulation model. Auditing the Company’s valuation of its warrant liability was especially challenging as the fair value is based on various inputs and significant assumptions used in the Monte Carlo simulation model such as the probability and timing of equity financing and volatility. In addition, certain of the assumptions were based on management’s judgement, and therefore are not objectively verifiable.

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

Philadelphia, Pennsylvania
March 26, 2025

OptiNose, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$84,485	$73,684
Accounts receivable, net	26,392	19,926
Inventory	11,463	8,052
Prepaid expenses and other current assets	3,503	3,671
Total current assets	125,843	105,333
Property and equipment, net	605	815
Other assets	2,337	1,581
Total assets	$128,785	$107,729
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$450	$3,886
Accrued expenses and other current liabilities	35,881	42,411
Short term debt, net	126,482	130,227
Total current liabilities	162,813	176,524
Warrant liability	5,100	17,200
Other liabilities	1,232	611
Total liabilities	169,145	194,335
Stockholders' deficit:
Common stock, $0.001 par value; 350,000,000 shares authorized at December 31, 2024 and December 31, 2023, respectively; 10,058,406 and 7,493,521 shares issued and outstanding at December 31, 2024 and 2023, respectively	10	7
Additional paid-in capital	701,631	633,847
Accumulated deficit	(741,917)	(720,376)
Accumulated other comprehensive loss	(84)	(84)
Total stockholders' deficit	(40,360)	(86,606)
Total liabilities and stockholders' deficit	$128,785	$107,729

See accompanying notes to consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Revenues:
Net product revenues	$78,226	$70,987
Total revenues	78,226	70,987
Costs and expenses:
Cost of product sales	7,231	8,633
Research and development	3,855	5,303
Selling, general and administrative	83,459	79,799
Total costs and expenses	94,545	93,735
Loss from operations	(16,319)	(22,748)
Other (income) expense:
Other income	(12,087)	(4,266)
Interest income	(2,751)	(2,527)
Interest expense	20,060	19,528
Net loss	$(21,541)	$(35,483)
Net loss per share of common stock, basic and diluted	$(2.12)	$(4.75)
Weighted average common shares outstanding, basic and diluted	10,156,745	7,472,035

See accompanying notes to consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Changes in Stockholders' Deficit
(in thousands, except share data)

	Stockholders' Deficit
	Common Stock		Additional Paid -in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
	Shares	Amount
Balance at December 31, 2022	7,433,029	$7	$628,346	$(684,893)	$(84)	$(56,624)
Stock compensation expense	—	—	5,201	—	—	5,201
Vesting of restricted stock units	43,695	—	1	—	—	1
Issuance of common stock under employee stock purchase plan	16,797	—	299	—	—	299
Net loss	—	—	—	(35,483)	—	(35,483)
Balance at December 31, 2023	7,493,521	$7	$633,847	$(720,376)	$(84)	$(86,606)
Issuance of stock per amended debt agreement	312,000	1	5,745	—	—	5,746
Proceeds from sales of common stock and warrants, net	2,120,000	2	55,293	—	—	55,295
Stock compensation expense	—	—	6,462	—	—	6,462
Vesting of restricted stock units	114,704	—	2	—	—	2
Issuance of common stock under employee stock purchase plan	18,181	—	282	—	—	282
Net loss	—	—	—	(21,541)	—	(21,541)
Balance at December 31, 2024	10,058,406	$10	$701,631	$(741,917)	$(84)	$(40,360)

See accompanying notes to consolidated financial statements

OptiNose, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023
Operating activities:
Net loss	$(21,541)	$(35,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	283	402
Stock-based compensation	6,462	5,198
Change in fair value of warrant liability	(12,100)	(4,290)
Amortization of debt discount and issuance costs	2,027	1,664
Changes in operating assets and liabilities:
Accounts receivable	(6,466)	14,006
Prepaid expenses and other assets	1,582	1,632
Inventory	(3,411)	1,285
Accounts payable	(3,436)	(1,414)
Accrued expenses and other liabilities	(8,080)	(3,532)
Cash used in operating activities	(44,680)	(20,532)
Investing activities:
Purchases of property and equipment	(72)	(328)
Cash used in investing activities	(72)	(328)
Financing activities:
Proceeds from the sale of common stock and warrants	55,477	—
Proceeds from the issuance of common stock under employee stock purchase plan	282	299
Proceeds from the exercise of stock options	—	1
Cash paid for financing costs	(206)	—
Cash provided by financing activities	55,553	300
Net increase (decrease) in cash and cash equivalents	10,801	(20,560)
Cash and cash equivalents at beginning of period	73,684	94,244
Cash and cash equivalents at end of period	$84,485	$73,684
Supplemental disclosure of cash flow information:
Cash paid for interest	$22,697	$13,174
Supplemental disclosure of noncash activities:
Fixed asset purchases within accounts payable and accrued expenses	$—	$9
Financing costs within accounts payable and accrued expenses	$—	$408
Recognition of right-of-use assets and lease liabilities	$2,171	$1,068
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
The Company is a specialty pharmaceutical company focused on the development and commercialization of products for patients treated by ear, nose and throat (ENT) and allergy specialists. The Company's first commercial product, XHANCE (fluticasone propionate) nasal spray, 93 microgram (mcg), is a therapeutic utilizing the Company's proprietary Exhalation Delivery System™ (EDS ) that delivers a topically-acting corticosteroid for the treatment of chronic rhinosinusitis with and without nasal polyps.
2. Liquidity
Since inception, the Company's operations have focused on organization and staffing, business planning, raising capital, establishing an intellectual property portfolio, conducting preclinical studies and clinical trials, pursuing regulatory approvals and most recently, launching XHANCE in the US. As of December 31, 2024, the Company had cash and cash equivalents of $84,485 and a working capital deficiency of $36,970.
The Company is subject to a number of risks similar to other life sciences companies, including successful discovery, development and commercialization of its products and product candidates, raising additional capital, the development by its competitors of new technological innovations, protection of proprietary technology and market acceptance of the Company's products. The Company has incurred recurring net losses since its inception and has accumulated a deficit of $741,917 as of December 31, 2024.
On May 10, 2024, the Company completed a registered direct offering pursuant to which it issued an aggregate of 2,120,000 shares of common stock at a purchase price of $15.00 per share and, in lieu of shares of common stock to certain investors, pre-funded warrants to purchase an aggregate of 1,580,000 shares of common stock at a price of $14.9999 per pre-funded warrant, which represents the per share offering price for common stock less the $0.0001 per share exercise price for each such pre-funded warrant. The net proceeds from the offering were $55.3 million.
The Company entered into a Note Purchase Agreement (the Note Purchase Agreement) on September 12, 2019 with funds managed by Pharmakon Advisors, LP (Pharmakon), the investment manager of the BioPharma Credit Funds (BioPharma) which was subsequently amended on August 13, 2020, March 2, 2021, November 16, 2021, August 10, 2022, and November 9, 2022.

On November 23, 2022, the Company amended and restated the Note Purchase Agreement (the A&R Note Purchase Agreement). Pursuant to the A&R Note Purchase Agreement, the financial covenants requiring the Company to achieve minimum trailing twelve-month consolidated XHANCE net product sales and royalties were modified. The Company entered into the First Amendment to the A&R Note Purchase Agreement (the First Amendment) on March 5, 2024, which waived certain covenants. The Company entered into the second amendment to the A&R Note Purchase Agreement (the Second Amendment) on March 8, 2024, which further modified the financial covenants. On May 8, 2024, the Company entered into the third amendment to the A&R Note Purchase Agreement (the Third Amendment), which provided for a further waiver to the requirement that the
Company's annual and quarterly consolidated financial statements not be subject to any statement as to "going concern" (the "going concern covenant") through the fiscal quarter ending September 30, 2025, and modified the minimum amount of cash and cash equivalents that the Company is required to maintain at all times under the A&R

OptiNose, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
Note Purchase Agreement (see Note 9). The principal balance outstanding under the A&R Note Purchase Agreement was $130,000 at December 31, 2024.

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

Additionally, commencing on September 30, 2025, the Company will be required to begin making principal repayments on its debt in eight quarterly installments of $16.3 million each through maturity in June 2027. The Company believes that it is probable that, absent additional capital, it will not be able to maintain compliance with the minimum cash covenant under the A&R Note Purchase Agreement beginning in the first quarter of 2026.

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

Further, the A&R Note Purchase Agreement includes a requirement that the Company's annual and quarterly consolidated financial statements commencing with the year ending December 31, 2025, not be subject to any statement as to “going concern” (the "going concern covenant"). The Company believes that it is unlikely that it will be able comply with the going concern covenant beginning with the Company's consolidated financial statements for the year ending December 31, 2025. Failure to comply with the going concern covenant would also constitute an event of default under the A&R Note Purchase Agreement if the Company is unable to obtain a modification or waiver of this covenant.
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
Management’s plans to mitigate these risks include enhancing its commercial performance to accelerate growth in net revenues, seeking out partnership and collaboration opportunities to expand the market for XHANCE, and, if required, requesting a modification or waiver of the covenants under the A&R Note Purchase Agreement, or refinancing the debt. However, there can be no assurance that the Company will be successful in accelerating the growth in net revenues, securing a partnership or collaboration, obtaining a modification or waiver of the covenants under the A&R Note Purchase Agreement, or refinancing the debt. If the Company is unable to accelerate the growth in net revenues, secure a partnership or collaboration, obtain a modification or waiver of the covenants under the A&R Note Purchase Agreement, or refinance the debt, the Company may need to delay or curtail its operations. As a result of these factors, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date these consolidated financial statements are issued.

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
Reverse Stock Split
On December 30, 2024, the Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation to effect a 1-for-15 reverse stock split pursuant to which each 15 shares of the Company’s issued and outstanding common stock immediately prior to the effective time on December 30, 2024, were combined into one share of the Company’s common stock. Fractional shares were not issued and stockholders who otherwise would have been entitled to receive a fractional share as a result of the reverse stock split received an amount in cash equal to $6.20 per share for such fractional interests.

All of the share and per share amounts discussed in the accompanying consolidated financial statements have been adjusted to reflect the effect of this reverse split.
Principles of consolidation
The consolidated financial statements for the year ended December 31, 2023 include the accounts of OptiNose, Inc. and its wholly-owned subsidiaries, OptiNose US, Inc. and OptiNose UK Ltd. In the year ended December 31, 2024, OptiNose UK Ltd. was liquidated. The consolidated financial statements for the year ended December 31, 2024 include the accounts of OptiNose, Inc. and its wholly-owned subsidiary, OptiNose US, Inc. All inter-company balances and transactions have been eliminated in consolidation.
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
Customer and supplier concentration
The Company has exposure to credit risk in accounts receivable from sales of product. XHANCE is sold to wholesale pharmaceutical distributors and preferred pharmacy network (PPN) partners, who, in turn, sell XHANCE to pharmacies, hospitals and other customers. Five customers represented approximately 71% of the Company's accounts receivable at December 31, 2024 and five customers represented approximately 72% of the Company's net product sales for the year ended December 31, 2024.
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
Cash and cash equivalents
All highly liquid investments purchased with an original maturity date of three months or less at the date of purchase are considered to be cash equivalents. Bank deposits are insured up to $250 by the Federal Deposits Insurance Corporation. The Company had uninsured cash balances of $83,057 and $72,432 at December 31, 2024 and 2023, respectively.
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
At December 31, 2024 and 2023, the Company's financial instruments included cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and certain liability classified warrants. The carrying amounts reported in the Company's financial statements for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates their respective fair values because of the short-term nature of these instruments. In addition, at December 31, 2024, the Company believed the carrying value of debt approximates fair value as the interest rates were reflective of the rate the Company could obtain on debt with similar terms and conditions. At December 31, 2024 and 2023, there were no financial assets or liabilities measured at fair value on a recurring basis other than the liability classified warrants.
In November 2022, the Company issued warrants in connection with a public offering. Pursuant to the terms of the warrants, the Company could be required to settle the warrants in cash in the event of an acquisition of the Company and, as a result, the warrants are required to be measured at fair value and reported as liability in the consolidated balance sheet. The Company recorded the fair value of the warrants upon issuance using a Monte Carlo simulation and is required to revalue the warrants at each reporting date with any changes in fair value recorded on our statement of operations. The valuation of the warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. The change in the fair value of the Level 3 warrant liabilities is reflected in the statement of operations.
Accounts receivable
Accounts receivable primarily relates to amounts due from customers, which are typically due within 31 to 61 days. The Company analyzes accounts that are past due for collectability. There was no allowance for doubtful accounts related to customers subject to credit risk at December 31, 2024 and 2023.
Inventory

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
Long lived assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated. Impairment charges are recognized at the amount by which the carrying amount of an asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. The Company did not recognize any impairment or disposition of long-lived assets for the years ended December 31, 2024 and 2023.
Leases
At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the terms of the arrangement. The Company accounts for a contract as a lease when it has the right to control the asset for a period of time while obtaining substantially all of the asset’s economic benefits. The Company determines the initial classification and measurement of its operating right-of-use (“ROU”) assets and operating lease liabilities at the lease commencement date, and thereafter if modified. The lease term includes any renewal options that the Company is reasonably assured to exercise. The Company’s policy is to not record leases with a lease term of less than 12 months on its balance sheet.

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
Transaction Price, including Estimates of Variable Consideration. Revenue from products is recognized at the estimated net sales price (transaction price), which includes estimates of variable consideration. The Company includes estimated amounts in the transaction price to the extent it is determined probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The Company’s estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of its anticipated performance and all information (historical, current and forecasted) that is reasonably available. The components of the Company's variable consideration include the following:
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

Product Returns. Consistent with industry practice, the Company has a product returns policy that provides customers a right of return for product purchased within a specified period prior to and subsequent to the product’s expiration date. The Company estimates the amount of its product that may be returned and records this amount as a reduction of revenue in the period the related product revenue is recognized, in addition to establishing a liability. The Company considers several factors in the estimation process, including expiration dates of product shipped to customers, inventory levels within the distribution channel, product shelf life, prescription trends and other relevant factors.

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
Advertising expenses
The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $9,266 and $6,962 for the years ended December 31, 2024 and 2023, respectively.
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
Income taxes
Income taxes are accounted for under the asset and liability method. The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and the expected benefits of net operating loss carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, applied during the period in which temporary differences are expected to be settled, is reflected in the Company's financial statements in the period of enactment. The measurement of deferred tax assets is reduced, if necessary, if, based on the weight of the evidence, it is more likely than not that some, or all, of the deferred tax assets will not be realized. As of December 31, 2024 and 2023, the Company concluded that a full valuation allowance was necessary for all of its net deferred tax assets. The Company had no amounts recorded for uncertain tax positions, interest or penalties in the accompanying consolidated financial statements.
Net loss per common share
Basic net loss per common share is determined by dividing net loss applicable to common stockholders by the weighted average common shares outstanding during the period. For the year ended December 31, 2024, basic and diluted weighted average share calculations also include the weighted average of the pre-funded warrants to purchase shares of common stock at $0.0001 per share that were issued in the registered direct offering on May 10, 2024. For the years ended December 31, 2024 and 2023, outstanding common stock options, restricted stock units and common stock warrants have been excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted net loss per share are the same.
Diluted net loss per common share for the periods presented does not reflect the following potential common shares, as the effect would be antidilutive:

	Year Ended December 31,
	2024	2023
Stock options	624,234	568,310
Restricted stock units	695,487	126,287
Common stock warrants	2,184,532	2,184,532
Total	3,504,253	2,879,129
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
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This amended guidance applies to all public entities and aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company had adopted the provisions of ASU No. 2023-07 and has included Segment Reporting disclosures in this Annual Report on Form 10-K. See Note 15 for additional disclosures.

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
Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level I, 2 and 3 during the years ended December 31, 2024 and December 31, 2023.
The table below presents the liabilities (in thousands) measured and recorded in the financial statements at fair value on a recurring basis at December 31, 2024 categorized by the level of inputs used in the valuation of each liability.

OptiNose, Inc.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share data)

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Liabilities
Warrant Liability	$5,100	$—	$—	$5,100
Total Liabilities	$5,100	$—	$—	$5,100
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
Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis
Warrant Liability
The reconciliation of the Company's warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

Warrant Liability
Balance, December 31, 2023	$17,200
Warrants issued	—
Change in fair value of liability	(12,100)
Balance, December 31, 2024	$5,100
Assumptions Used in Determining Fair Value of Liability-Classified Warrants
The Company issued warrants to purchase 2,017,866 shares of Common Stock at a public offering price of $0.01 per warrant (the Warrants). Each Warrant has an exercise price of $15.00 per share of common stock and is exercisable until the expiration date, which is the fifth anniversary of the date of issuance (November 23, 2027). After such date, any unexercised Warrants will expire and have no further value. If the Company issues or sells, or is deemed pursuant to the terms of the Warrants to have issued or sold, any shares of common stock (which includes, among other things, options and securities convertible into shares of common stock), subject to certain exceptions and excluding certain issuances defined in the Warrants as "excluded issuances", for a price per share less than the exercise price of the Warrants in effect immediately prior to such issuance or sale or deemed issuance or sale (such event, a "dilutive issuance"), then immediately after such dilutive issuance the exercise price then in effect of the Warrants shall be reduced to the price of the shares of common stock issued or sold or deemed to be issued or sold in the dilutive issuance in the manner set forth in the Warrant.

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

	December 31, 2024	December 31, 2023
Stock price	$6.68	$19.35
Strike price	$15.00	$38.55
Expected volatility	70.0%	60.0%
Risk-free interest rate	4.2%	3.9%
Expected dividend yield	—%	—%
Expected life (years)	2.9	3.9
Fair value per warrant	$2.53	$8.52
On May 10, 2024, the Company completed a registered direct offering which resulted in the exercise price of the Warrants being reduced from $38.55 to $15.00 (which was the offering price of each share sold in the registered direct offering) pursuant to the anti-dilution price protection provisions of such Warrants. All other terms of the Warrants remain unchanged.

5. Inventory
Inventory consisted of the following:

	December 31,
	2024	2023
Raw materials	$1,728	$2,400
Work-in-process	7,832	3,281
Finished goods	1,903	2,371
Total inventory	$11,463	$8,052
Inventories are stated at the lower of cost or net realizable value, as determined on a first-in, first-out basis.

OptiNose, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
6. Property and Equipment
Property and equipment, net, consisted of:

	December 31,
	2024	2023
Computer equipment and software	$1,465	$1,443
Furniture and fixtures	366	366
Machinery and equipment	3,150	3,146
Leasehold improvements	655	609
Construction in process	115	115
	5,751	5,679
Less: accumulated depreciation	(5,146)	(4,864)
	$605	$815
Depreciation expense was $281 and $400 for the years ended December 31, 2024 and 2023, respectively.
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
The table below presents the operating lease assets and liabilities recognized on the Company's consolidated balance sheets:

	Balance Sheet Line Item	December 31, 2024	December 31, 2023
Non-current operating lease assets	Other assets	$2,276	$1,472
Operating lease liabilities:
Current operating lease liabilities	Accrued expenses and other current liabilities	1,247	911
Non-current operating lease liabilities	Other liabilities	1,232	611
Total operating lease liabilities		$2,479	$1,522
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
The Company's weighted average remaining lease term and weighted average discount rate for operating leases as of December 31, 2024 are:

December 31, 2024
Weighted average remaining lease term (years)	2.70
Weighted average discount rate	9.17%
The table below reconciles the undiscounted future minimum lease payments (displayed in aggregate by year) under non-cancelable operating leases with terms of more than one year to the total operating lease liabilities

OptiNose, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
recognized on the consolidated balance sheets as of December 31, 2024:

December 31, 2024
2025	1,456
2026	1,036
2027	389
Thereafter	—
Total undiscounted future minimum lease payments	2,881
Less: difference between undiscounted lease payments and discounted operating lease liabilities	402
Total operating lease liabilities	$2,479
No operating lease payments include options to extend lease terms that are reasonably certain of being exercised for the year ended December 31, 2024.
Operating lease costs were $2,475 and $2,122 for the years ended December 31, 2024 and 2023, respectively. Operating lease costs are included within selling, general and administrative expenses on the consolidated statements of operations.
Cash paid for amounts included in the measurement of operating lease liabilities were $1,886 and $2,368 for the years ended December 31, 2024 and 2023, respectively. This amount is included in operating activities in the consolidated statements of cash flows.
Our principal office is located in Yardley, Pennsylvania, where we lease approximately 19,780 square feet of office space pursuant to a lease that expires in May 2027. We also lease facilities in Ewing, New Jersey. We believe our facilities are adequate to meet our current needs, although we may seek to negotiate new leases or evaluate additional or alternate space for our operations.
8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of:

	December 31,
	2024	2023
Accrued expenses:
Product revenue allowances	21,791	20,145
Selling, general and administrative expenses	5,522	6,229
Research and development expenses	291	644
Payroll expenses	5,692	6,801
Accrued interest	—	4,666
Other	1,338	3,015
Total accrued expenses	34,634	41,500
Other current liabilities:
Lease liability	$1,247	$911
Total other current liabilities	1,247	911
Total accrued expenses and other current liabilities	$35,881	$42,411

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
On November 23, 2022, the Company amended and restated the Note Purchase Agreement, initially entered into on September 12, 2019 and amended through November 9, 2022, among the Company, its subsidiaries, OptiNose US, Inc., OptiNose AS and OptiNose UK, Ltd., and BioPharma Credit PLC, as collateral agent, and the purchasers party thereto from time to time (the A&R Note Purchase Agreement). Pursuant to the A&R Note Purchase Agreement, certain modifications to the affirmative and negative covenants, events of default and other provisions were made, including, without limitation, (i) the requirement for the Company to deliver quarterly and annual financial statements that, commencing with the Company's consolidated financial statements for the year ending December 31, 2023 and subject to certain exceptions, are not subject to a “going concern” statement (the Going Concern Covenant) and (ii) the removal of certain exceptions to the negative covenants which previously permitted the Company to enter into certain transactions without the consent of the holders of the Pharmakon Senior Secured Notes, including permitted acquisitions, swap contracts, convertible bonds and revolving credit facilities. The financial covenants requiring the Company to achieve minimum trailing twelve-month consolidated XHANCE net product sales and royalties were reduced.

The A&R Note Purchase Agreement extended the maturity date of the Pharmakon Senior Secured Notes from September 12, 2024 to June 30, 2027 (New Maturity Date), extended the interest-only period from September 2023 to September 2025, after which principal repayments will commence starting on September 30, 2025 and will be made in eight equal quarterly installments of principal and interest through the New Maturity Date. As part of the A&R Note Purchase Agreement the Pharmakon Senior Secured Notes now bear an amended interest rate through the New Maturity Date equal to the 3-month Secured Overnight Financing Rate (subject to a 2.50% floor), determined as of the date that is two business days prior to the commencement of each quarter, plus 8.50% per annum, which interest rate shall be increased by an additional 3.00% per annum upon the occurrence and during the continuation of any event of default. The effective interest rate as of December 31, 2024 was 13.63%.

As an inducement for the holders of the Pharmakon Senior Secured Notes to enter into the A&R Note Purchase Agreement, the Company was required to pay the holders of the Pharmakon Senior Secured Notes an amendment fee of $3,900 (representing 3.00% of the then outstanding principal balance of such notes) due on the New Maturity Date or the earlier repayment of the Pharmakon Senior Secured Notes, which amendment fee shall be reduced to $2,600 in the event that the Company repays the Pharmakon Senior Secured Notes in full on or after the oneyear anniversary of the date of the A&R Note Purchase Agreement and prior to second anniversary of the date of the A&R Note Purchase Agreement. Additionally, the $1,300 fee payable under the Fourth Amendment to the Note Purchase Agreement that the Company entered into on November 9, 2022 will be credited against the amendment fee payable in connection with the A&R Note Purchase Agreement.

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

On March 8, 2024, the Company entered into a second amendment (the Second Amendment) to the A&R Note Purchase Agreement. Pursuant to the Second Amendment, the financial covenants requiring the Company to achieve minimum trailing twelve-month consolidated XHANCE net product sales and royalties was modified as follows (amounts in thousands):

OptiNose, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

Trailing Twelve-Months Ending	As Revised Pursuant to Second Amendment
March 31, 2024	$70,000
June 30, 2024	$70,000
September 30, 2024	$72,500
December 31, 2024	$75,000
March 31, 2025	$80,000
June 30, 2025	$87,500
September 30, 2025	$95,000
December 31, 2025	$102,500
March 31, 2026	$120,000
June 30, 2026	$130,000
September 30, 2026	$145,000
December 31, 2026	$150,000
March 31, 2027	$155,000
June 30, 2027	$160,000
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

As part of the Third Amendment, the Company issued an aggregate of 312,000 shares of common stock to the holders of the Pharmakon Senior Secured Notes in satisfaction of $4,680 of outstanding amendment and waiver fees owed under the A&R Note Purchase Agreement for prior amendments and waivers, which shares were calculated based on the offering price of each share of common stock sold in the registered direct offering completed on May 10, 2024. Additionally, the common stock warrants, dated November 18, 2021, issued to the holders of the Pharmakon Senior Secured Notes for the purchase of an aggregate of 166,666 shares of Company common stock (the Pharmakon Warrants) were amended to (i) reduce the exercise price of the Pharmakon Warrants from $24.00 per share to $15.00, which is the offering price of each share of common

OptiNose, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
stock sold in the registered direct offering completed by the Company on May 10, 2024, and (ii) extend the expiration date of the Pharmakon Warrants from November 18, 2024 to November 18, 2026.

The Pharmakon Senior Secured Notes are secured by a pledge of substantially all of the assets of the Company and the Guarantors and the A&R Note Purchase Agreement contains affirmative and negative covenants customary for financings of this type, including limitations on the Company’s and its subsidiaries’ ability, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, repay junior indebtedness, incur a material adverse change and enter into affiliate transactions, in each case, subject to certain exceptions. In addition, the A&R Note Purchase Agreement contains financial covenants requiring the Company to achieve certain minimum trailing twelve-month consolidated XHANCE net sales and royalties, tested on a quarterly basis, and to maintain compliance with the Liquidity Covenant. As of December 31, 2024, the Company was in compliance with the covenants.

The Company believes that it is probable that it will not maintain compliance with the required trailing twelve-month minimum consolidated XHANCE net sales and royalties thresholds, as well as the Liquidity Covenant, and Going Concern Covenant for the entire one year period after the date these consolidated financial statements are issued. As a result, in accordance with FASB Accounting Standards Codification 470, the Company has classified all outstanding principal and the payment of additional fees upon maturity as a current liability in the accompanying consolidated balance sheet as of December 31, 2024. The Company classified the Pharmakon debt as a current liability at December 31, 2023 as it believed that, without additional capital, it was unlikely to comply with certain covenants in the A&R Note Purchase Agreement.

The Company recorded interest expense of $20,060 and $19,528 during the year ended December 31, 2024 and 2023, respectively. Interest expense included total coupon interest and the amortization of debt issuance costs.
The Pharmakon debt balance is comprised of the following:

	December 31,
	2024	2023
Face amount	$130,000	$130,000
Front end fees	(433)	(518)
Debt issuance costs	(4,385)	(5,235)
Back end fees	1,300	5,980
Debt, net	$126,482	$130,227

10. Employee Benefit Plans
The Company maintains a defined contribution 401(k) retirement plan. For the year ended December 31, 2024 and 2023, $1,004 and $873 respectively, were recorded in expense for the Company match. The Company's contributions are made in cash.
The Company also maintains a severance benefit plan for employees that is governed by the Retirement Income Security Act of 1974. The severance benefit plan provides severance benefits to eligible employees who are involuntarily terminated from their jobs for reasons other than cause, disability, or death.
11. Commitments and Contingencies
Purchase commitments
The Company is a party to a manufacture and supply agreement pursuant to which it has agreed to make minimum purchases of finished XHANCE units of $2,000 in 2024, and $2,400 in both 2025 and 2026. If the Company fails to achieve the minimum purchase commitments, the Company must pay the supplier 50% of the amount of any

OptiNose, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
shortfall and must reimburse the supplier for certain non-cancellable costs and expenses. The Company's minimum purchase commitments are subject to certain exceptions and reductions. The Company has met the purchase obligations during the year ended December 31, 2024 under the Supply Agreement.
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
12. Stockholders' Equity
In June 2023, the Company increased its authorized shares to 355,000,000 consisting of 350,000,000 shares of common stock and 5,000,000 shares of preferred stock.

Common stock
On May 10, 2024, the Company completed a registered direct offering pursuant to which it issued an aggregate of 2,120,000 shares of common stock at a purchase price of $15.00 per share and, in lieu of shares of common stock to certain investors, pre-funded warrants to purchase an aggregate of 1,580,000 shares of common stock at a price of $14.9999 per pre-funded warrant, which represents the per share offering price for common stock less the $0.0001 per share exercise price for each such pre-funded warrant.
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Subject to preferences that may apply to any outstanding preferred stock, holders of common stock are entitled to receive ratably any dividends that the Company’s board of directors may declare out of funds legally available for that purpose on a non-cumulative basis. No dividends had been declared through December 31, 2024.
Common stock warrants
On November 18, 2021, in conjunction with the Second Amendment to the original Note Purchase Agreement (Second Amendment), the Company issued warrants to purchase an aggregate of 166,666 shares of Common Stock at a per share exercise price of $24.00. Upon execution of the Second Amendment, previously issued warrants to purchase 54,023 shares of Common Stock at a per share exercise price of $100.80 which were set to expire on September 12, 2022, were cancelled. On May 10, 2024, pursuant to the Third Amendment to the A&R Note Purchase Agreement, the 166,666 equity classified common stock warrants listed above were amended to reduce the exercise price from $24.00 per share to $15.00 per share, and to extend the expiration date from November 18, 2024 to November 18, 2026.

OptiNose, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
As part of an underwritten public offering completed in November 2022, the Company issued warrants to purchase 2,017,866 shares of Common Stock at a public offering price of $0.01 per warrant (the Warrants). Each Warrant has an exercise price of $15.00 per share of Common Stock and is exercisable until the expiration date, which is the fifth anniversary of the date of issuance (November 23, 2027). After such date, any unexercised Warrants will expire and have no further value. If the Company issues or sells, or is deemed pursuant to the terms of the Warrants to have issued or sold, any shares of Common Stock (which includes, among other things, options and securities convertible into shares of Common Stock), excluding certain issuances defined in the Warrants as "excluded issuances", for a price per share less than the exercise price of the Warrants in effect immediately prior to such issuance or sale or deemed issuance or sale (such event, a dilutive issuance), then immediately after such dilutive issuance the exercise price then in effect of the Warrants shall be reduced to the price of the shares of Common Stock issued or sold or deemed to be issued or sold in the dilutive issuance in the manner set forth in the Warrant. Upon the completion of the registered direct offering on May 10, 2024, the exercise price of the 2,017,866 liability classified warrants was reduced from $38.55 to $15.00 (which was the offering price of each share sold in the registered direct offering) pursuant to the anti-dilution price protection provisions of such warrants. All other terms of the liability classified warrants remained unchanged.
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
As part of the registered direct offering completed on May 10, 2024, the Company issued, in lieu of shares of common stock to certain investors, pre-funded warrants to purchase an aggregate of 1,580,000 shares of common stock at a price of $14.9999 per pre-funded warrant, which represents the per share offering price for common stock less the $0.0001 per share exercise price for each such pre-funded warrant,

As of December 31, 2024, the Company had the following warrants outstanding to purchase shares of Common Stock:

Number of Shares	Classification	Exercise Price Per Share	Expiration Date
166,666	Equity	$15.00	November 18, 2026
2,017,866	Liability	$15.00	November 23, 2027
1,580,000	Equity	$0.0015	No Expiration

OptiNose, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
13. Stock-based Compensation
The Company issues stock-based awards pursuant to its 2010 Stock Incentive Plan. Effective as of October 12, 2017, the Company's 2010 Stock Incentive Plan was amended and restated (A&R Plan). The A&R Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, deferred stock units, performance shares, stock appreciation rights and other equity-based awards. The Company's employees, officers, directors and other persons are eligible to receive awards under the A&R Plan. As of December 31, 2024, 1,750,331 shares of the Company's common stock were authorized to be issued under the A&R Plan, and 143,503 shares were reserved for future awards under the A&R Plan. The number of shares of the Company's common stock authorized under the A&R Plan will automatically increase on January 1st of each year until the expiration of the A&R Plan, in an amount equal to four percent of the total number of shares of the Company's common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of the Company's board of directors or compensation committee to determine a lesser number of shares shall be added for such year.
The amount, terms of grants, and exercisability provisions are determined and set by the Company's board of directors or compensation committee. The Company measures stock-based awards at grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the award.

The Company recorded total stock-based compensation expense related to stock options and restricted stock units awarded under the Company's 2010 Stock Incentive Plan, as amended and restated effective as of October 12, 2017 (the 2010 Plan), purchase rights under the Company's 2017 Employee Stock Purchase Plan (2017 Plan) and grants made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4) (the "Nasdaq Inducement Grant Exception") in the following expense categories in the accompanying consolidated statements of operations as follows:

	December 31,
	2024	2023
Cost of product sales	$72	$31
Research and development	50	537
General and administrative	6,340	4,633
	$6,462	$5,201

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

The following table summarizes the activity related to stock option grants to employees and non-employees for the year ended December 31, 2024:

OptiNose, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life
Outstanding at December 31, 2023	568,310	$75.47	6.55
Granted	174,850	18.91
Exercised	—	—
Expired	(79,700)	138.02
Forfeited	(39,226)	25.56
Outstanding at December 31, 2024	624,234	$54.78	6.83
Exercisable at December 31, 2024	339,642	$81.90	5.31

At December 31, 2024, service-based stock options to purchase 174,850 shares of common stock were granted to employees and generally vest over four years. The stock options had an estimated weighted average grant date fair value of $12.91. The grant date fair value of each service-based and performance-based option grant was estimated at the time of grant using the Black-Scholes option-pricing model. The grant date fair value of each market-based stock option grant was estimated at the time of grant using a Monte Carlo simulation.

The aggregate intrinsic value of stock options outstanding and stock options exercisable, other than market-based stock options, at December 31, 2024 was $0 and $0, respectively. At December 31, 2024, the unrecognized compensation cost related to unvested stock options, other than market-based stock options, expected to vest was $3,170. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 2.5 years.

Included in the table above are 37,956 outstanding market-based options granted in 2022. These options generally become eligible to vest over four years, subject to the achievement of certain market-based objectives relating to the trading price of the common stock. Stock-based compensation for these awards is recognized over the derived service period of approximately 2 years. The grant date fair value of each stock option grant, as well as the derived service period for these awards, was estimated at the time of grant using a Monte Carlo simulation. During the year ended December 31, 2024, no market-based options vested upon the achievement of certain market-based objectives relating to the trading price of the Company's common stock.

Included in the table above are 96,716 outstanding inducement options granted outside the 2010 Plan. The grants were made pursuant to the Nasdaq Inducement Grant Exception.

The Company calculated the fair value of the stock option grants using the following weighted average assumptions:

	December 31,	December 31,
	2024	2023
Risk free interest rate	4.12%	4.05%
Expected term (in years)	5.96	6.08
Expected volatility	75.31%	75.24%

Restricted Stock Units

OptiNose, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
The Company has issued service-based and performance-based restricted stock units (RSUs). Vesting generally occurs over a period not greater than four years. Vesting of the performance-based RSUs is subject to the achievement of certain milestones in connection with the Company's development programs or subject to the achievement of certain net revenue or profitability goals.

The following table summarizes the activity related to RSUs granted to employees for the year ended December 31, 2024:

Shares
Balance at December 31, 2023	126,287
Granted	722,712
Vested and settled	(114,704)
Expired/forfeited/canceled	(38,808)
Balance at December 31, 2024	695,487
Expected to vest at December 31, 2024	695,487

During the year ended December 31, 2024, the Company granted 722,712 RSUs at a weighted-average grant date fair value of $14.02, which consist of service-based and performance-based RSUs, provided, that, in the event certain financial metrics are achieved any then unvested RSUs shall become fully-vested subject to the recipients continued service through such date. At December 31, 2024, the unrecognized compensation cost related to unvested service-based and performance-based RSUs expected to vest was $8,101, to be recognized over an estimated weighted-average amortization period of 2.7 years.

Included in the table above are 12,749 RSUs granted outside the 2010 Plan. The grants were made pursuant to the Nasdaq Inducement Grant Exception.

2017 Employee Stock Purchase Plan

Under the 2017 Plan, shares of Common Stock may be purchased by eligible employees who elect to participate in the 2017 Plan at 85% of the lower of the fair market value of Common Stock on the first or last day of designated offering periods. During the year ended December 31, 2024, the Company issued 18,181 shares of Common Stock to employees.

The Company calculated the fair value of each grant under the 2017 Employee Stock Purchase Plan using the following weighted average assumptions:

	December 31,
	2024	2023
Risk free interest rate	5.29%	5.19%
Expected term (in years)	0.5	0.5
Expected volatility	70.57%	68.13%

14. Income Taxes

OptiNose, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
Income taxes are based on the following book income (loss) before income tax expense:

	Year Ended December 31,
	2024	2023
Domestic operations	$(21,541)	$(35,483)
Foreign operations	—	—
Loss before provision for income taxes	$(21,541)	$(35,483)
A reconciliation of income tax expense (benefit) at the US federal statutory income tax rate and the income tax provision in the financial statements is as follows:

	Year Ended December 31,
	2024	2023
Income tax expense at statutory rate	21.0%	21.0%
Permanent items	(3.2)	(1.5)
Impact of foreign operations	(3.3)	(9.2)
State taxes, net of federal benefit	8.9	0.6
Foreign exchange and other	—	(0.4)
Stock based compensation	(6.8)	(5.9)
Change in valuation allowance	(28.4)	(7.1)
Gain/Loss on Warrants	11.8	2.5
Effective income tax rate	0.0%	0.0%

The principal components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Accrued expenses and other	$4,612	$3,544
Interest expense	19,536	15,540
Stock compensation	4,345	5,291
Lease liability	611	369
Research and development credits	2,460	2,460
Capitalized R&D	3,694	3,408
Net operating losses	89,808	88,166
Total deferred tax assets	125,066	118,778
Deferred tax liabilities:
Fixed assets, including leases	(107)	(153)
Right-to-use asset	(561)	(357)
Total deferred tax liabilities:	(668)	(510)
Less: Valuation allowance	(124,398)	(118,268)
Total net deferred tax assets (liabilities)	$—	$—

OptiNose, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)
As of December 31, 2024, the Company had federal and state NOLs of $367,322 and $283,285, respectively. The federal NOLs generated after 2017 have an indefinite carry forward period. The federal NOLs generated prior to 2018 will expire from 2030 through 2037. Some state NOLs will not expire while other state NOLs expire over various periods depending on the rules of the jurisdiction in which they were generated. The earliest state NOL expiration is in 2030.
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

ASC 740 requires the establishment of a valuation allowance to reduce deferred tax assets if, based on the weight of the available positive and negative evidence it is more likely than not that all or a portion of the deferred tax assets will not be realized. There is insufficient positive evidence to overcome the negative evidence attributable to the Company’s cumulative operating losses. Consequently, the Company established a full valuation allowance against its net deferred tax assets at December 31, 2024 and 2023, respectively, because the Company’s management was unable to conclude that it is more likely than not that these assets will be fully realized. The Company had a net increase in its valuation allowance of $6,130 during the year ended December 31, 2024, primarily related to material deferred tax asset increase due to net operating losses and interest disallowance carryforward attributes netted with a decrease of the stock compensation deferred tax asset related to forfeitures and cancellations.
The Company files income tax returns in the US, and various states. The Company is subject to examination by federal and state jurisdictions. The Company’s tax years in the US are open under statute from inception to present. All open years may be examined to the extent that tax credits or net operating loss carry forwards are used in future periods.
The Company’s policy is to record interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2024, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations.
15. Segment Reporting

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision making group, in deciding how to allocate resources in assessing performance. The Company has one reportable segment: specialty pharmaceuticals. The specialty pharmaceuticals segment consists of the development and commercialization of products for patients treated by ENT and allergy specialists. The Company’s chief operating decision maker (CODM) is Dr. Ramy A. Mahmoud, Chief Executive Officer and Director.

The accounting policies of the specialty pharmaceuticals segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the specialty pharmaceuticals segment based on net product revenues and net loss, which are reported on the income statement as consolidated net product revenues and consolidated net loss, respectively. The measure of segment assets is reported on the balance sheet as total consolidated assets.

OptiNose, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share data)

The Company has incurred significant losses since our inception and anticipate incurring continued losses in the future. As such, the CODM uses net product revenues projections, as well as cash forecast models in deciding how to invest into the specialty pharmaceuticals segment. Such net product revenues projections and cash forecast models are reviewed to assess the entity-wide operating results and performance. Net product revenues and net loss are used to monitor budget versus actual results. Monitoring budgeted versus actual results is used in assessing performance of the segment and in establishing management’s compensation.

The table below summarizes the net revenue, significant expense categories, and net loss regularly reviewed by the CODM for the years ended December 31, 2024, and 2023:

	Year Ended December 31,
	2024	2023
Total revenues	$78,226	$70,987
Cost of product sales	7,231	8,633
Selling & marketing expenses	55,649	52,260
General & administrative expenses	27,810	27,539
Research & development expenses	3,855	5,303
Other segment items (a)	5,222	12,735
Net loss	$(21,541)	$(35,483)

(a) Other segment items included in Segment loss includes unrealized gain or loss on fair value of warrants, other income or expense, interest income, and interest expense

16. Subsequent Events
On March 19, 2025, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Paratek Pharmaceuticals, Inc. (Paratek) and Orca Merger Sub, Inc., a wholly owned subsidiary of Paratek (Merger Sub). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Paratek (the Merger).

Pursuant to the Merger Agreement, upon the closing of the Merger, each share of Company common stock issued and outstanding immediately prior to the closing of the Merger Agreement, will automatically be converted into the right to receive (i) $9.00 in cash, without interest and (ii) one contractual contingent value right (CVR). Each CVR represents the right to receive a cash payment of (i) $1.00 per CVR, payable upon achievement of net sales (as defined in the CVR agreement) of XHANCE in the United States in any calendar year equal to or in excess of $150 million during the period beginning on the date of the closing of the Merger Agreement and ending on December 31, 2028 and (ii) $4.00 per CVR, payable upon achievement of net sales of XHANCE in the United States in any calendar year equal to or in excess of $225 million during the period beginning the date of the closing of the Merger Agreement and ending on December 31, 2029.

The consummation of the Merger is subject to certain customary closing conditions, including (i) the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of the Company’s common stock, (ii) if applicable, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, along with other customary closing conditions. The consummation of the Merger is not subject to any financing condition. Subject to the satisfaction of the closing conditions, the Company anticipates that the Merger will be consummated in the second or third quarter of 2025.