Form 10-K/A
period 2024-12-31
OptiNose, Inc.
filed 2025-04-30
CIK 1494650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☐Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

OR

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

As of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $139.8 million based on the last reported sale price of the registrant’s common stock on the Nasdaq Global Select Market on June 28, 2024.

The number of shares of common stock outstanding at April 21, 2025 was 10,127,381 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Annual Report on Form 10-K/A (“this Amendment” or “this report”), to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (Commission File Number 001-38241) (the “2024 Annual Report on Form 10-K”), as filed by the registrant with the Securities and Exchange Commission (the “SEC”), on March 26, 2025. The purpose of this Amendment is to include in Part III the information that was to be incorporated by reference from the proxy statement for the registrant’s 2025 Annual Meeting of Stockholders, as well as to update certain of the information included on the cover page of the 2024 Annual Report on Form 10-K and in the list of exhibits included in Part IV, Item 15 and the Exhibit Index of this report. The Part III information was previously omitted from the 2024 Annual Report on Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Items 10 through 14 of Part III of Form 10-K to be incorporated in the Form 10-K by reference from the registrant’s definitive proxy statement if such statement is filed not later than 120 days after the registrant’s fiscal year-end. The registrant is filing this Amendment to include Part III information in the 2024 Annual Report on Form 10-K because the registrant does not expect to file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the 2024 Annual Report on Form 10-K. This Amendment hereby amends the cover page, Part III, Items 10 through 14, and Part IV, Item 15 of the 2024 Annual Report on Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 2024 Annual Report on Form 10-K. This Amendment does not reflect events occurring after the filing of the 2024 Annual Report on Form 10-K (i.e., those events occurring after March 26, 2025) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 2024 Annual Report on Form 10-K and the registrant’s other filings with the SEC.

As used in this Amendment, unless the context otherwise requires, all references to “Optinose,” “Company,” “we,” “us,” and “our” refer to OptiNose, Inc. and its subsidiaries.

As previously disclosed in our Current Report on Form 8-K filed with the SEC on March 20, 2025, on March 19, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Paratek Pharmaceuticals, Inc. (“Paratek”) and Orca Merger Sub, Inc., a wholly owned subsidiary of Paratek (“Merger Sub”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Optinose, with Optinose continuing as the surviving corporation and a wholly owned subsidiary of Paratek (the “Merger”).

Pursuant to the Merger Agreement, upon the closing of the Merger, each share of Optinose common stock issued and outstanding immediately prior to the closing of the Merger Agreement, will automatically be converted into the right to receive (i) $9.00 in cash, without interest and (ii) one contractual non-tradeable contingent value right (“CVR”) pursuant to the terms of a Contingent Value Right Agreement to be entered into between Paratek and a rights agent at the effective time of the Merger (the “CVR Agreement”). Each CVR represents the right to receive a cash payment of (i) $1.00 (without interest and subject to withholding of applicable taxes) per CVR, payable upon achievement of net sales (as defined in the CVR Agreement) of XHANCE in the United States in any calendar year equal to or in excess of $150 million during the period beginning on the date of the closing of the Merger Agreement and ending on December 31, 2028 and (ii) $4.00 (without interest and subject to withholding of applicable taxes) per CVR, payable upon achievement of net sales of XHANCE in the United States in any calendar year equal to or in excess of $225 million during the period beginning the date of the closing of the Merger Agreement and ending on December 31, 2029.

The consummation of the Merger is subject to certain customary closing conditions, including (i) the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of the Company’s common stock, and (ii) if applicable, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, along with other customary closing conditions. The consummation of the Merger is not subject to any financing condition. Subject to the satisfaction of the closing conditions, we anticipate that the Merger will be consummated in the second quarter of 2025.

On December 30, 2024, we filed a Certificate of Amendment to our Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of Delaware to effect a 1-for-15 reverse stock split of our issued and outstanding shares of common stock, par value $0.001 per share (the “reverse split”), which became effective on that date. All historical share and per share amounts reflected throughout this Amendment have been adjusted to reflect the reverse split. However, our periodic and current reports, and all other documents that were filed prior to December 30, 2024, do not give effect to the reverse split.

Trademark Notice

This Amendment contains references to our trademarks and to trademarks belonging to other entities. XHANCE, EDS, EXHALATION DELIVERY SYSTEM, OPTINOSE, and the OptiNose logo are trademarks of ours in the United States. All other trademarks, trade names and service marks appearing in this Amendment are the property of their respective owners. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “propose,” “intend,” “continue,” “potential,” “possible,” “foreseeable,” “likely,” “unforeseen” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in greater detail under the heading “Risk Factors” in Part I, Item 1A of the 2024 Annual Report on Form 10-K. These forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update our forward-looking statements publicly, or to update the reasons that actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of all of our executive officers and directors as of April 11, 2025.

Name	Title	Age
Executive Officers
Ramy A. Mahmoud, M.D., M.P.H.	Chief Executive Officer and Director	60
Terry Kohler	Chief Financial Officer	47
Michael F. Marino	Chief Legal Officer and Corporate Secretary	49
Paul Spence	Chief Commercial Officer	56

Directors
R. John Fletcher	Chairman of our Board of Directors	79
Eric Bednarski	Director	53
Kyle Dempsey	Director	36
Wilhelmus Groenhuysen	Director	67
Sandra L. Helton	Director	75
Tomas J. Heyman	Director	69
Ramy A. Mahmoud, M.D., M.P.H.	Chief Executive Officer and Director	60

Executive Officers

Biographical information regarding our executive officers as of April 11, 2025 is set forth below. Our executive officers are appointed by, and serve at the pleasure of, our Board of Directors.

Ramy A. Mahmoud, M.D., M.P.H. Chief Executive Officer since January 2023

Dr. Mahmoud has served as our Chief Executive Officer and as a member of our Board of Directors since January 2023. Prior to being appointed Chief Executive Officer, Dr. Mahmoud served as our President and Chief Operating Officer since 2010. Prior to joining us, Dr. Mahmoud spent 14 years at Johnson & Johnson, where he most recently served as Chief Medical Officer and a member of the Global Management Board of the Ethicon group of companies. During his tenure at Johnson & Johnson, he also held senior roles in the pharmaceutical sector. Dr. Mahmoud served for 10 years on active duty in the U.S. Army and an additional 10 years in the Army Reserves, achieving the rank of Lieutenant Colonel. During his military service, Dr. Mahmoud held various patient care, research, and academic positions, culminating in his position as the head of the Department of Epidemiology at the Walter Reed Army Institute of Research. He has published more than 80 peer-reviewed papers and textbook chapters, and has served as a scientific reviewer for a number of journals and textbooks. Dr. Mahmoud earned a Master of Healthcare Management and Policy degree from the Harvard School of Public Health and an M.D. from the University of Miami. He has earned board certification in both Public Health/Preventive Medicine and in Internal Medicine.

Terry Kohler Chief Financial Officer since October 2024

Mr. Kohler has served as our Chief Financial Officer since October 2024. Prior to joining us, Mr. Kohler served as Chief Financial Officer of Verrica Pharmaceuticals, Inc., a publicly-traded medical dermatology company from July 2021 to October 2024. Prior to joining Verrica, Mr. Kohler held roles of increasing responsibility at Endo International plc, a generics and specialty pharmaceutical company, beginning in May 2015, where he most recently served as the Treasurer and Head of Corporate Development from March 2020 to July 2021. Prior to that, he served as the Vice President of Finance for Endo’s U.S. Branded Pharmaceuticals segment from 2018 to March 2020, and as the Senior Director, Corporate Financial Planning and Analysis from 2015 to 2018. Prior to joining Endo, Mr. Kohler worked for a boutique middle market investment bank providing M&A and private placement advisory services. Mr. Kohler holds an MBA from The University of North Carolina’s Kenan-Flagler Business School, and a BA in International Business and Management from Dickinson College.

Michael F. Marino Chief Legal Officer and Corporate Secretary since January 2017

Mr. Marino has served as our Chief Legal Officer and Corporate Secretary since January 2017. Prior to joining Optinose, Mr. Marino served as Senior Vice President, General Counsel and Corporate Secretary of Fibrocell Science, Inc., a publicly-traded cell and gene therapy company, from 2015 to 2017, and as Senior Vice President, General Counsel and Corporate Secretary of NuPathe Inc., a publicly-traded specialty pharmaceutical company from 2010 until the sale of NuPathe to Teva Pharmaceutical Industries Ltd. in 2014. From 2001 to 2010, Mr. Marino was an attorney at the law firms of Morgan, Lewis & Bockius LLP and WilmerHale LLP where his practice focused on mergers and acquisitions, financing transactions, collaborations, corporate governance, securities and other general corporate matters. Mr. Marino earned a B.S. in Accountancy from Villanova University and a J.D. from Boston College Law School.

Paul Spence Chief Commercial Officer since December 2022

Mr. Spence has served as our Chief Commercial Officer since December 2022. Prior to joining Optinose, Mr. Spence was most recently the Senior Vice President and U.S. Pharma Chief Commercial Officer at Nestlé Health Sciences where he led the Aimmune Gastrointestinal and Food Allergy businesses from October 2020 to December 2022 and prior to that, VP U.S. Commercial at Nestlé Health Sciences from 2016 to 2019. Prior to joining Nestlé Health Sciences, he had commercial roles of increasing responsibility at Boehringer-Ingelheim Pharmaceuticals, Sanofi-Aventis, and Bristol-Myers Squibb. Mr. Spence earned a Bachelor of Science in Finance and Accounting from Penn State University and an MBA from Villanova University.

Directors

Biographical information as of April 11, 2025 and the attributes, skills and experience of each director that led our Nominating and Corporate Governance Committee and our Board of Directors to determine that such individual should serve as a director are discussed below.

R. John Fletcher Director since April 2022

Mr. Fletcher has served as a director of our company since April 2022. In 1983, Mr. Fletcher founded Fletcher Spaght, Inc., a consulting firm that provides growth-focused strategy assistance to healthcare companies, and since its founding has served as its Chief Executive Officer. Since 2001, Mr. Fletcher has also served as the Managing Partner of Fletcher Spaght Ventures, a venture capital fund. Mr. Fletcher’s current and past board experience includes both public and private companies. Mr. Fletcher currently serves as the board chairman of Repro Med Systems, Inc. (d/b/a KORU Medical Systems) (NASDAQ: KRMD), a proprietary portable and innovative medical devices manufacturing company. Mr. Fletcher also serves as the board chairman of Clearpoint Neuro, Inc. (NASDAQ: CLPT), a global therapy-enabling platform company, and privately-held Metabolon, Inc. a health technology company. Mr. Fletcher previously served on the boards of Vyant Bio, Inc., a drug discovery and preclinical oncology and immune-ology company, Spectranetics Corporation, a medical device company, Autoimmune, Inc., a biotechnology technology company, Axcelis Technologies, Inc., a semiconductor chip company, Fischer Imaging Corp., an advanced imaging company, Panacos Pharmaceuticals Inc., a biotechnology company focused on therapeutic solutions for infectious disease, and NMT Medical Inc., an implant technology company, all of which are or were public companies, and on the boards of GlycoFi, Inc. and Quick Study Radiology Inc., both of which are or were private companies. In addition, Mr. Fletcher has served on the boards of many academic and non-profit institutions. Mr. Fletcher worked on the $2 billion acquisition of Spectranetics by Koninklijke Philips N.V. (Royal Philips) and the $400 million acquisition of GlycoFi by Merck & Co., Inc., and received the National Association of Corporate Directors (NACD) Director of the Year Award in 2018 specifically due to his work with the turnarounds of Spectranetics and Axcelis. He is Chairman Emeritus of the Corporate Collaboration Council at the Thayer School of Engineering/Tuck School of Business at Dartmouth College and serves on the Board of Advisors of Beth Israel Deaconess Medical Center and the Whitehead Institute at MIT. Mr. Fletcher is a graduate of Southern Illinois University (MBA), Central Michigan University (Master’s Degree in International Finance), and George Washington University (BBA in Marketing)

and was an instructor in International Business and was a PhD candidate at the Wharton School of Business. He also served as a Captain and jet pilot instructor in the United States Air Force.

Key Attributes, Skills and Experience: Our Nominating and Corporate Governance Committee and our Board of Directors believe that Mr. Fletcher’s wealth of experience in healthcare, his strategic insight and leadership qualify him to serve on our Board of Directors.

Eric Bednarski, Ph.D. Director since December 2021

Dr. Bednarski has served as a director of our company since December 2021. Dr. Bednarski has served as a partner at MVM Partners, a healthcare growth equity firm, since 2008. Before joining MVM Partners, Dr. Bednarski was a Partner at Advent Healthcare Ventures and a Principal at Advent International Corporation. Dr. Bednarski currently serves on the Board of Directors of MDxHealth SA (NASDAQ: MDXH) a commercial stage precision diagnostics company, Neurolens, Inc., a developer of prescription lenses, and Vero Biotech, Inc., a biotechnology company focused on cardiopulmonary conditions. Dr. Bednarski has a B.S. in Neural Science from Brown University and a Ph.D. in Biological Science from the University of California, Irvine.

Key Attributes, Skills and Experience: Our Nominating and Corporate Governance Committee and our Board of Directors believe that Dr. Bednarski’s financial acumen and substantial industry experience qualifies him to serve on our Board of Directors.

Kyle Dempsey, M.D. Director since December 2021

Dr. Dempsey has served as a director of our company since December 2021. Dr. Dempsey has served as a partner at MVM Partners LLP (MVM), a healthcare growth equity firm, since 2018. Before joining MVM, Dr. Dempsey was a consultant at Bain & Company from 2016 to 2017, working mainly in the healthcare practice to support medical device and healthcare provider clients with commercialization and business development projects. Dr. Dempsey is a member of the board of directors and audit committee of HLS Therapeutics Inc. (TSX: HLS), a pharmaceutical company focusing on central nervous system and cardiovascular markets. He received his M.D. from Harvard Medical School and his M.B.A. from Harvard Business School. He also holds a B.A. in biochemistry from Bowdoin College.

Key Attributes, Skills and Experience: Our Nominating and Corporate Governance Committee and our Board of Directors believe that Dr. Dempsey’s financial acumen and substantial industry experience qualifies him to serve on our Board of Directors.

Wilhelmus Groenhuysen Director since October 2017

Mr. Groenhuysen has served as a director of our company since October 2017. Mr. Groenhuysen serves as Chief Financial Officer and EVP of Operations of Sequel Med Tech since January 2025. In this role, Mr. Groenhuysen is responsible for all Finance functions, Supply Chain, Quality, IT and Financial Strategy and Investor Relations. Mr. Groenhuysen served as Chief Financial Officer of NovoCure Limited (NovoCure) from 2012 until August 2020, and served as NovoCure’s Chief Operating Officer from September 2020 to September 2024. At

NovoCure, Mr. Groenhuysen had global responsibility for supply chain, patient experience, information technology, quality, business development and strategy. From 2007 to 2011, Mr. Groenhuysen worked for Cephalon, Inc., a U.S. biopharmaceutical company, last serving as Executive Vice President and Chief Financial Officer, where he had responsibility for worldwide finance, commercial operations and risk management. Prior to joining Cephalon in 2007, Mr. Groenhuysen spent twenty years with Philips Electronics serving various assignments in Europe, Asia and the United States, the latest of which started in 2002 when he was promoted to Chief Financial Officer and Senior Vice President of Philips Electronics North America Corporation. Mr. Groenhuysen holds a Master’s Degree in Business Economics from VU University Amsterdam and graduated as a Registered Public Controller at VU University Amsterdam.

Key Attributes, Skills and Experience: Our Nominating and Corporate Governance Committee and our Board of Directors believe that Mr. Groenhuysen’s experience as a public company chief operating officer and chief financial officer, his financial acumen and substantial industry experience qualifies him to serve on our Board of Directors.

Sandra L. Helton Director since February 2018

Ms. Helton has served as a director of our company since February 2018. Through May 2022 Ms. Helton served on the Board of Directors of Principal Financial Group (Principal), a global diversified financial institution, where she chaired the Audit Committee and served on Principal’s Executive Committee and Finance Committee, which she previously chaired. Prior to the company going private in October 2022, Ms. Helton also served on the Board of Directors of Covetrus, a worldwide animal health business and chaired their Audit Committee and served on their Nominating and Governance Committee. Prior to the acquisition of Lexmark International Inc. in November 2016, she served on their Board of Directors and Finance and Audit Committee. Ms. Helton also served on the board of Covance Inc., a leading global drug development services company, prior to LabCorp acquiring the company in 2015. She chaired the Finance and Audit Committee and served on the Nominating and Governance Committee of Covance. Ms. Helton was Executive Vice President and Chief Financial Officer, and member of the Board of Directors, of Telephone and Data Systems, Inc. (TDS) from 1998 through 2006. Her responsibilities included strategic planning, finance and information systems, among other functions. Ms. Helton also served on the Boards of United States Cellular Corporation and Aerial Corporation, TDS’s publicly traded subsidiaries. Before TDS, Ms. Helton was Vice President, Corporate Controller of Compaq Computer Corporation. Prior to Compaq, Ms. Helton held over a dozen increasingly responsible positions during her 26-year tenure with Corning Incorporated. Ms. Helton serves on the Board of Northwestern Memorial Foundation. She previously served on the Board of Northwestern Memorial Health Care, a nationally recognized academic medical center, where she chaired the Audit Committee and was a member of the Executive, Finance and Investment Committees. Ms. Helton holds an S.M. in Finance from Massachusetts Institute of Technology’s Sloan School of Management and graduated with a B.S. in Mathematics from the University of Kentucky.

Key Attributes, Skills and Experience: Our Nominating and Corporate Governance Committee and our Board of Directors believe that Ms. Helton’s global executive level experience in a variety of industries, along with her financial and accounting acumen, qualifies her to serve on our Board of Directors and as chair of our Audit Committee.

Tomas J. Heyman Director since December 2020

Mr. Heyman has served as a director of our company since December 2020. Mr. Heyman held a diverse range of leadership roles across legal, R&D, business development, general corporate management, and equity investments during his thirty-seven-year career with Johnson & Johnson. Most recently, from 2015 to 2019, Mr. Heyman served as president of JJDC, the venture capital group within Johnson & Johnson, where he managed approximately $1.5 billion of capital and oversaw investments in more than 120 companies. Prior to leading JJDC, Mr. Heyman led business development for Johnson & Johnson’s pharmaceutical group, Janssen, for twenty-three years. Mr. Heyman currently serves on the Board of Directors for Akero Therapeutics, Inc., a cardio-metabolic biotechnology company, where he chairs Akero’s Corporate Governance and Nominating Committee and is a member of Akero’s Audit Committee (NASDAQ: AKRO), the Board of Directors of Legend Biotech, a biotechnology company developing, manufacturing and commercializing novel therapies to treat life-threatening diseases (NASDAQ: LEGN), the Board of Directors of Exelixis, a genomics-based drug discovery company, where he is a member of Exelixis’ Corporate Governance and Nominating Committee and its Risk Committee (NASDAQ: EXEL), and the Board of Directors of Primmune Therapeutics, a privately owned biotechnology company seeking to harness innate immunity to treat cancer and viral infections. Mr. Heyman previously served on the Board of Directors of Invivyd, Inc. (NASDAQ: IVVD) from June 2021 to May 2024, and on the Board of Directors of Xilio Therapeutics (NASDAQ: XLO) from September 2022 until June 2024. Mr. Heyman graduated as Master of Law from the K.U. Leuven in Belgium. He continued with post-graduate studies in International Law in Geneva, Switzerland, and post-graduate studies in business management at the University of Antwerp in Belgium.

Key Attributes, Skills and Experience: Our Nominating and Corporate Governance Committee and our Board of Directors believe that Mr. Heyman’s diverse leadership experience within the pharmaceutical industry qualifies him to serve on our Board of Directors.

Ramy A. Mahmoud, M.D., M.P.H. Director since January 2023	See biography under “Executive Officers and Directors - Executive Officers” above.

Key Attributes, Skills and Experience: Our Nominating and Corporate Governance Committee and our Board of Directors believe that Dr. Mahmoud’s substantial industry and medical experience and his perspective and history as our former President, Chief Operating Officer, and as our current Chief Executive Officer qualifies him to serve on our Board of Directors.

Arrangements Relating to Election or Nomination of Directors

We committed to appoint two representatives from MVM Partners, LLP (MVM) to our Board of Directors based upon the level of MVM’s participation in our underwritten public offering in November 2021. Messrs. Bednarski and Dempsey were the two MVM representatives appointed to our Board.

Mr. Fletcher was nominated by M. Kingdon Offshore Master Fund L.P., Velan Capital Partners LP and certain other affiliated investors and was appointed to our Board in connection with a Cooperation Agreement that we entered into with such investors.

Other than the initial appointments of Messrs. Bednarski, Dempsey and Fletcher pursuant to the foregoing commitments, there are no arrangements or understandings between a director and any other person pursuant to which such person was elected as director, and there are no such arrangements or understandings pursuant to which any person is presently being nominated as a director.

No Family Relationships

There are no family relationships between any of our executive officers and directors.

Corporate Governance

Director Independence

Our Board of Directors has determined that each director during the last fiscal year and each of our current directors is an “independent” director within the meaning of applicable rules and regulations of the Nasdaq Stock Market LLC (Nasdaq) and the SEC, with the exception of Dr. Mahmoud who serves as our Chief Executive Officer.

In making its independence determinations, our Board of Directors considers the relationship that each of our directors and director nominees has with our Company and all other facts and circumstances that the Board of Directors deems relevant. In connection with its assessment, our Board of Directors considered each director’s beneficial ownership of our common stock reported in the “Security Ownership of Certain Beneficial Owners and Management” section of this Amendment. In addition, with respect to Messrs. Bednarski and Dempsey, our Board considered our commitment to appoint two representatives of MVM Partners, LLP (MVM) to our Board as reported in “Directors - Arrangements Relating to Election or Nomination of Directors”, their positions as partners of MVM and the surrender of their compensation for service on our Board of Directors to MVM, and with respect to Mr. Fletcher, our Board considered his appointment to our Board as reported in “Directors - Arrangements Relating to Election or Nomination of Directors” . Based on its assessment, our Board of Directors concluded that none of our directors, other than Dr. Mahmoud, has a relationship that would interfere with his/her exercise of independent judgment in carrying out the responsibilities of a director.

Our Board of Directors has also determined that each member of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee meets the independence requirements applicable to those committees as prescribed by applicable rules and regulations of Nasdaq and the SEC.

Board Committees

Our Board of Directors has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Each of these committees operates pursuant to a written charter that has been approved by our Board of Directors. These charters are available on the “Investors — Corporate Governance” section of our website at www.optinose.com. Each committee annually reviews and assesses its charter. From time to time, our Board of Directors may also appoint ad hoc committees for specific matters.

Below is a summary of our committee structure and membership information as of April 11, 2025.

Current Committee Membership
Board Member	Independent Director	Audit	Compensation	Nominating and Corporate Governance

R. John Fletcher	«	«	«	«
Chairman of the Board				Chair

Eric Bednarski	«			«

Kyle Dempsey	«		«

Wilhelmus Groenhuysen	«	«

Sandra L. Helton	«	«
Chair
Tomas J. Heyman	«		«	«
Chair

Audit Committee

Our Audit Committee consists of Ms. Helton and Messrs. Groenhuysen and Fletcher, and is chaired by Ms. Helton. The primary purpose of our Audit Committee is to assist our Board of Directors by providing oversight of our financial management, independent auditor and financial reporting procedures, as well as such other matters as directed by our Board of Directors. Our Audit Committee is responsible for, among other things:

●	appointing, retaining, compensating, overseeing, evaluating, and, when appropriate, terminating our independent registered public accounting firm;
●	reviewing and discussing with the independent auditor a report describing: (i) the independent auditor’s internal quality-control procedures; (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the independent auditor, the Public Company Accounting Oversight Board (“PCAOB”), or by any inquiry or investigation by governmental or professional authorities, within the preceding five years, respecting one or more independent audits carried out by the independent auditor, and any steps taken to deal with any such issues; and (iii) all relationships between the independent auditor and the Company and its subsidiaries;
●	reviewing with the independent auditor the critical accounting policies and practices used by the Company, alternative treatments of financial information within generally accepted accounting principles that the independent auditor has discussed with management, the ramifications of the use of such alternative disclosures and treatments and the treatment preferred by the independent auditor;
●	approving in advance all audit services and non-audit services to be provided to us by our independent registered public accounting firm;
●	discussing with management and our independent registered public accounting firm our annual and quarterly consolidated financial statements and related disclosures;
●	reviewing with management its assessment of our internal control over financial reporting and disclosure controls and procedures;
●	reviewing and monitoring, as appropriate, litigation, inquiries from regulatory or governmental agencies or other legal matters that could have a significant impact on the Company’s financial results, and significant findings of any examination by regulatory authorities or agencies, in the areas of securities, accounting or tax, such as the SEC or the Internal Revenue Service;

●	receiving periodic reports from the Company’s Chief Legal Officer regarding the Company’s activities in the area of corporate compliance and the instances of non-compliance with legal or regulatory requirements that may have a material impact on the Company’s financial results, business operations or public image;
●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls, auditing or compliance matters, as well as for the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters, or misconduct allegations that relate to the CEO, senior executives (C-Suite) or finance executives;
●	reviewing and ratifying major tax planning activities;
●	assisting the Board of Directors in performing its oversight of the Company’s cybersecurity program, its effectiveness, and any breaches or other cybersecurity events;
●	reviewing and ratifying related party transactions, based on the standards set forth in our related party transactions policy; and
●	preparing and approving the Audit Committee report required to be included in our annual proxy statement.

Our Board of Directors has determined that each member of the Audit Committee satisfies the financial literacy and sophistication requirements of the SEC and applicable Nasdaq listing rules. In addition, our Board of Directors has determined that each of Ms. Helton and Mr. Groenhuysen qualifies as an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act of 1933, as amended (Securities Act).

Compensation Committee

Our Compensation Committee consists of Messrs. Heyman, Dempsey and Fletcher, and is chaired by Mr. Heyman. The primary purpose of our Compensation Committee is to review the performance and development of our management in achieving corporate goals and objectives and assure that our executive officers, including our chief executive officer (CEO), are compensated effectively and in a manner consistent with our strategy, competitive practice and stockholder interests, as well as such other matters as directed by our Board of Directors. Our Compensation Committee is responsible for, among other things:

●	annually reviewing and recommending to our Board of Directors for approval the corporate goals and objectives applicable to the compensation of our CEO and other executive officers and evaluating at least annually our CEO’s and other executive officers’ performance in light of those goals and objectives;
●	determining and approving compensation levels, including salary, cash, equity-based incentive awards and any personal benefits, of our executive officers other than our CEO;
●	reviewing our CEO’s compensation, including salary, cash, equity-based incentive awards and any personal benefits, and making recommendations to our Board of Directors;
●	reviewing and making changes to pre-approved salary ranges, salary increases, equity awards, incentive payments and pre-approved equity ranges for new hires, and making material changes to benefits offered to our employees;
●	administering, or where appropriate, overseeing the administration of, executive and equity compensation plans and such other compensation and benefit plans that are adopted by us from time to time, including the determination whether to approve smaller increases in the number of shares reserved under our Amended and Restated 2010 Stock Incentive Plan and 2017 Employee Stock Purchase Plan than those that automatically occur each year pursuant to the “evergreen” provisions of such plans;
●	establishing policies and making recommendations to our Board of Directors regarding director compensation;

●	overseeing our compliance with the rules and regulations of the SEC and NASDAQ related to executive incentive compensation recovery and stockholder approval of certain executive compensation matters and equity compensation plans; and.
●	overseeing risks and exposures associated with compensation plans and arrangements.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Messrs. Fletcher, Bednarski and Heyman, and is chaired by Mr. Fletcher. Our Nominating and Corporate Governance Committee is responsible for, among other things:

●	assessing the need for new directors and developing and submitting to our Board of Directors for its adoption a list of selection criteria for new directors to serve on our Board of Directors;
●	identifying, reviewing and evaluating candidates, including candidates submitted by stockholders, for election to our Board of Directors and recommending to our Board of Directors (i) nominees to fill vacancies or new positions on our Board of Directors and (ii) the slate of nominees to stand for election by our stockholders at each annual meeting of stockholders;
●	annually recommending to our Board of Directors (i) the assignment of directors to serve on each committee; (ii) the chairperson of each committee, (iii) the chairperson of our Board of Directors or lead independent director, as appropriate, and (iv) director independence determinations made with respect to continuing and prospective directors;
●	reviewing any proposals properly submitted by stockholders for action at the annual meeting of stockholders and making recommendations to the Board regarding action to be taken in response to each such proposal;
●	developing, recommending, overseeing the implementation of and monitoring compliance with, our corporate governance guidelines, and periodically reviewing and recommending any necessary or appropriate changes to our corporate governance guidelines;
●	reviewing the adequacy of our Certificate of Incorporation and Bylaws and recommending to our Board of Directors, as conditions dictate, amendments for consideration by the stockholders;
●	annually reviewing our Code of Business Conduct and Ethics and recommending any changes to our Board of Directors, and considering, discussing and, as appropriate, recommending that the Board grant requested waivers from the Code of Business Conduct and Ethics by our directors and executive officers;
●	reviewing independence matters and actual and potential conflicts of interest of members of our Board of Directors and executive officers;
●	conducting a periodic review of our succession planning process for our chief executive officer and any other members of the our executive management team and reporting its findings and recommendations to the Board; and
●	reviewing important issues and developments in corporate governance, and developing appropriate recommendations for the Board.

Code of Business Conduct and Ethics

We have adopted a written Code of Business Conduct and Ethics (the Code of Conduct) applicable to all of our employees, executive officers and directors. The Code of Conduct covers fundamental ethical and compliance-related principles and practices such as accurate accounting records and financial reporting, avoiding conflicts of interest, the protection and use of our property and information and compliance with legal and regulatory requirements. Our Code of Conduct is available on the “Investors —Corporate Governance” section of our website at www.optinose.com.

Our Nominating and Corporate Governance Committee is responsible for overseeing our Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers or directors. We intend to disclose any future amendments to, or waivers from, our Code of Conduct within four business days of the waiver or amendment through a posting on our website.

Corporate Governance Guidelines

We have adopted Corporate Governance Guidelines that are designed to help ensure effective corporate governance of our Company. Our Corporate Governance Guidelines cover topics including, but not limited to, director qualification criteria, director responsibilities, director compensation, director orientation and continuing education, succession planning and the annual evaluations of our Board of Directors and its committees. Our Corporate Governance Guidelines are reviewed at least annually by our Nominating and Corporate Governance Committee and amended by our Board of Directors when appropriate. The full text of our Corporate Governance Guidelines is available on the “Investors —Corporate Governance” section of our website at www.optinose.com.

Insider Trading Policy

Our Board has adopted an Insider Trading Policy that governs the purchase, sale and other dispositions of the Company’s securities and applies to all officers, directors and employees of the Company (collectively, Covered Persons). The Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. The blackout periods, pre-clearance procedures and other trading and transfer restrictions set forth in the Insider Trading Policy apply to Covered Persons, as well as transactions in the Company’s securities by a Covered Person’s family members that reside in the Covered Person’s household, as well as other persons that reside in the Covered Person’s household, and to transactions by any person or entity whose transactions in the Company’s securities are subject to the Covered Person’s control or influence.

Under our Insider Trading Policy, our directors, officers and employees (and such individuals’ family members, other members of their household and any person or entity whose transactions in our securities are subject to such individuals’ control or influence) are strictly prohibited from engaging the following transactions at any time: (i) trading in call or put options involving our securities and other derivative securities; (ii) engaging in short sales of our securities; (iii) holding our securities in a margin account or pledge our securities to secure margin or other loans; and (iv) all forms of hedging or monetization transactions, such as zero-cost collars and forward sale contracts.

A copy of the Insider Trading Policy was filed as Exhibit 19.1 to the 2024 Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION AND DIRECTOR COMPENSATION

Executive Compensation

Our named executive officers for the year ended December 31, 2024 are:

◾	Ramy A. Mahmoud, M.D., M.P.H., our Chief Executive Officer;
◾	Michael F. Marino, our Chief Legal Officer and Corporate Secretary; and
◾	Paul Spence, our Chief Commercial Officer.

Summary Compensation Table

The following table provides information regarding the compensation awarded to, earned by or paid to our named executive officers for the years ended December 31, 2024 and 2023.

						Non-Equity
				Stock	Option	Incentive	All Other
	Year	Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Name and Principal Position		($)	($)(1)	($)(2)	($)(3)	($)(4)	($)(5)	($)
Ramy A. Mahmoud	2024	712,800	308,760	2,760,909	494,601	400,633	19,130	4,696,833
Chief Executive Officer and Director	2023	646,994	–	637,075	656,245	454,740	19,211	2,414,265

Michael F. Marino	2024	471,337	109,341	1,030,915	173,983	183,404	17,457	1,986,437
Chief Legal Officer and Corporate Secretary	2023	453,209	100,000.00	293,313	242,840	216,181	16,557	1,322,100

Paul Spence	2024	452,400	66,555	981,202	157,000	176,036	17,457	1,850,650
Chief Commercial Officer	2023	435,000	–	–	–	207,495	21,524	664,019
(1)	The amounts reported in this column for 2024 represent discretionary bonus payments made to Dr. Mahmoud and Messrs. Marino and Spence associated with FDA approval of XHANCE for the treatment of chronic rhinosinusitis without nasal polyps and the completion of a registered direct offering in May 2024. The amount reported in this column for 2023 represents a retention payment made to Mr. Marino in January 2023 pursuant to the terms of the Retention Agreement we entered into with him on March 8, 2022.
(2)	The amounts in this column represent the aggregate grant date fair value of (i) the time-based restricted stock units (RSUs) and performance-based restricted stock units (PSUs) awarded to Dr. Mahmoud and Messrs. Marino and Spence in 2024, and (ii) the RSUs awarded to Dr. Mahmoud and Mr. Marino in 2023, in each case, calculated in accordance with Financial Accounting Standards Board (FASB), Accounting Standards Codification, or ASC, Topic 718, excluding the effect of estimated forfeitures. These amounts do not necessarily correspond to the actual value that may be realized by the executive in connection with his RSU and PSU awards. The assumptions made in valuing the RSUs and PSUs reported in this column are described in our audited consolidated financial statements (Note 3. Summary of Significant Accounting Policies - Stock-based compensation and Note 13, Stock-based Compensation) included in the 2024 Annual Report on Form 10-K. Amounts reported in the table in respect of the PSUs granted in 2024 reflect a “target” level of performance, and the grant date fair value of such awards was as follows: Dr. Mahmoud: $1,312,235; Mr. Marino: $521,333; and Mr. Spence: $521,333. If the maximum level of performance were to be achieved, then the number of shares that would be received in respect of such PSUs would be 125% of the number of PSUs granted, and the grant date value of any such awards would have been as follows: Dr. Mahmoud: $1,640,293; Mr. Marino: $651,667; and Mr. Spence: $651,667. Whether the named executive officers ultimately receive any shares in respect of the PSU awards depends on whether the Company achieves certain levels of net revenue and profitability, as set forth in each award agreement.
(3)	The amounts in this column represent the aggregate grant date fair value of time-based options awarded to Dr. Mahmoud and Messrs. Marino and Spence in 2024, and to Dr. Mahmoud and Mr. Marino in 2023, calculated in accordance with FASB ASC Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the executive in connection with his option awards. The assumptions made in valuing the option awards reported in this column are described in our audited consolidated financial statements (Note 3. Summary of Significant Accounting Policies - Stock-based compensation and Note 13, Stock-based Compensation) included in the 2024 Annual Report on Form 10-K.
(4)	The amounts in this column represent performance bonuses earned by the named executive officers in the year shown based upon the achievement of pre-established performance objectives. See “— Non-Equity Incentive Plan Compensation” below.
(5)	The amounts in this column include matching contributions to the named executive officers’ accounts under our 401(k) plan and premiums paid with respect to life insurance for the benefit of the named executive officers. The 401(k) matching contributions for Dr. Mahmoud for 2024 and 2023 were $4,400 and $4,781, respectively. The 401(k) matching contributions for Mr. Marino for 2024 and 2023 were $13,800 and $13,200, respectively. The 401(k) matching contributions for Mr. Spence for 2024 and 2023 were $13,800 and $13,200, respectively. Additionally, the amount in this column for Dr. Mahmoud includes a payment of $11,073 in both 2024 and 2023 related to a life insurance policy for certain additional life insurance benefits pursuant to the terms of his employment agreement as described below under “Employment Agreements”.

Elements of Compensation

2024 Base Salaries

Effective as of January 1, 2024, based on benchmarking data compiled by the Compensation Committee’s independent compensation consultant, our Compensation Committee approved 4% increases in the base salaries of each of Messrs. Marino and Spence, and our Board of Directors approved an 8% increase in the base salary of Dr. Mahmoud.

Named Executive Officer	2024 Base Salary
Ramy A. Mahmoud	$712,800
Michael F. Marino	$471,337
Paul Spence	$452,400

Non-Equity Incentive Plan Compensation

Dr. Mahmoud and Messrs. Marino and Spence are eligible to receive an annual performance bonus based on the achievement of corporate objectives as determined by our Board of Directors or Compensation Committee. Each executive officer is assigned a target bonus expressed as a percentage of his base salary. The target bonus amounts for 2024 were as follows: 65% for Dr. Mahmoud and 45% for Messrs. Marino and Spence. These target bonus percentages for Dr. Mahmoud and Messrs. Marino and Spence were unchanged from 2023. Actual performance bonus payments under the plan may be 0-150% of the target bonus amount based on the level of achievement of corporate objectives for the year, as determined by our Board of Directors or Compensation Committee. For 2024, the corporate objectives consisted of: (i) 2024 XHANCE net revenue targets; (ii) operating expense targets; (iii) launch of XHANCE for chronic rhinosinusitis without nasal polyps; (iv) efficient and compliant business processes; (v) ensuring quality product while supporting launch demand; and (vi) nurturing an environment in which people love to work. In the first quarter of 2025, the Compensation Committee assessed our level of achievement of the plan objectives to be 86.47% of target. As a result, Dr. Mahmoud and Messrs. Marino and Spence each received a performance bonus payment equal to 86.47% of his target annual performance bonus amount. The annual performance bonuses paid to each of the named executive officers are reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above.

Bonus

In addition to the annual performance bonuses described above, in 2024 Dr. Mahmoud and Messrs. Marino and Spence also received discretionary bonuses under the annual bonus plan of $308,760, $109,341 and $66,555, respectively, associated with FDA approval of XHANCE for the treatment of chronic rhinosinusitis without nasal polyps and the completion of the May 2024 registered direct offering of the Company’s common stock. These amounts are reflected in the “Bonus” column of the Summary Compensation Table above.

Option Awards and Restricted Stock Units Granted During 2024

Time-Based Vesting: Stock Options and Restricted Stock Units (“RSUs”)

On February 28, 2024, each named executive officer received the following annual equity grant of stock options and RSUs: Dr. Mahmoud received 26,532 stock options subject to time-based vesting conditions (“time-based stock options”) and 53,065 RSUs subject to time-based vesting; Mr. Marino received 9,333 time-based stock options and 18,666 RSUs subject to time-based vesting; and Mr. Spence received 8,422 time-based stock options and 16,845 RSUs subject to time-based vesting. The time-based stock options granted to Dr. Mahmoud and Messrs. Marino and Spence on February 28, 2024 have an exercise price of $27.30. These exercise prices were equal to the closing price of our common stock on the dates of grant. Subject to the executive’s continued employment or providing service to us on each applicable vesting date, 25% of the shares underlying the time-based options and RSUs vest on the one year anniversary of the grant date, and the remainder vests in equal quarterly, in the case of the RSUs, and monthly, in the case of the time-based options, installments thereafter through the four year anniversary of the grant date.

Performance-Based Restricted Stock Units (“PSUs”)

Additionally, based on the advice of, and benchmarking data compiled by, the Compensation Committee’s independent compensation consultant, on December 11, 2024, each named executive officer received a grant of PSUs to address the limited retention and incentive value of the Company’s outstanding equity awards. The number of PSUs that each named executive officer may earn is subject to the achievement of certain net revenue metrics and may range from 0-125% of the target number of PSUs being earned by the executive. Assuming target level of achievement, Dr. Mahmoud and Messrs. Marino and Spence will receive 176,613, 70,166 and 70,166 PSUs, respectively. Earned PSUs, if any, are then subject to performance-based vesting conditions relating to profitability which must be achieved while the executive is employed by or providing service to us.

401(k) Plan

We currently maintain a defined contribution 401(k) retirement plan for all our employees in the United States, including our named executive officers. Employees are eligible to participate in the 401(k) Plan on the first month following their date of hire. Under the terms of the 401(k) Plan, participating employees may defer up to 100% of their salary on either a pre-tax or post-tax Roth basis, up to applicable statutory limits. We currently match employee pre-tax and Roth contributions to the 401(k) Plan, up to a safe harbor match. The match is 100% of every dollar of the first 3% of the employee’s contribution and then 50% on the next 2% of the employee’s pre-tax and post-tax Roth contributions. This allows for a maximum match equal to 4% of eligible compensation, provided such employees contribute 5% of eligible compensation. Matching contributions are subject to Internal Revenue Service limits. Employee contributions and our company safe harbor matching contributions to the 401(k) Plan vest immediately.

2017 Employee Stock Purchase Plan

We maintain an employee stock purchase plan. Generally, all eligible employees, including our named executive officers, employed by us or by any of our participating affiliates, may participate in our 2017 Employee Stock Purchase Plan (2017 ESPP) and may contribute through payroll deductions up to 15% of their eligible compensation for the purchase of our common stock under the 2017 ESPP, subject to certain limitations. Unless otherwise determined by our Board of Directors or Compensation Committee, the purchase price per share of our common stock under the 2017 ESPP is 85% of the lesser of the average of the high and low sales price of our common stock on (i) the first trading day of the relevant offering period and (ii) the last trading day of the relevant offering period. No employee may purchase shares of our common stock in any calendar year under the 2017 ESPP having an aggregate fair market value in excess of $25,000, determined as of the first trading day of the offering period. None of our named executive officers participated in the 2017 ESPP during 2024.

Employee Benefits and Perquisites

Our executive officers are eligible to participate in our health and welfare programs to the same extent as all full-time employees generally and accrue 160 hours (20 days) of paid vacation annually in accordance with our vacation policy, which includes an ability to carry over vacation time into the next year, up to a maximum of 1.5 times the total annual accrual. We also provide our executive officers and other employees with term life insurance and disability insurance at our expense. In addition, Dr. Mahmoud receives certain additional life insurance benefits pursuant to the terms of his employment agreement as described below under “Employment Agreements.”

Employment Agreements

We have entered into an employment agreement with each of our named executive officers. The employment agreements will continue until either we or the executive terminate his employment with us.

The executive employment agreements provide that the executive will receive a base salary, be eligible to receive an annual cash bonus contingent upon the attainment of certain company milestones and/or individual objectives, be eligible to receive annual equity awards based on our and his performance and be eligible to participate in our other short-term and long-term incentive programs. Pursuant to the employment agreements, each executive’s base salary and target bonus will be reviewed periodically by our Compensation Committee or Board of Directors. The employment agreements also provide for certain termination benefits, which are described below in the section entitled “Potential Payments Upon a Termination or Change of Control.” Dr. Mahmoud’s employment agreement also requires us to pay the premiums for a term life insurance policy for him that has a death benefit equal to approximately $3.0 million, and a whole life insurance policy for him that has a death benefit equal to approximately $1.0 million.

Additionally, each such executive’s employment agreement contains restrictive covenants relating to non-disclosure of confidential information, mutual non-disparagement, assignment of inventions, non-competition and non-solicitation of employees, customers and suppliers. In the event Dr. Mahmoud or Messrs. Marino or Spence is terminated by us without “cause” or by the executive for “good reason” (each as defined in the executive’s employment agreement), in each case, within three (3) months prior to a “change of control” (as defined in the 2010 Stock Incentive Plan) or eighteen (18) months after a “change of control”, then the non-competition and non-solicitation restrictive covenants run for twenty-four (24) months for Dr. Mahmoud and eighteen (18) months for Messrs. Marino and Spence following such executive’s termination of employment; and nine (9) months in the event the executive’s employment is terminated for any other reason.

Potential Payments Upon a Termination or Change of Control

Dr. Ramy Mahmoud

Pursuant to Dr. Mahmoud’s amended and restated employment agreement with us, if Dr. Mahmoud’s employment is terminated by us without “cause” or by Dr. Mahmoud for “good reason,” each as defined in his employment agreement, then Dr. Mahmoud is entitled to receive the following severance benefits, subject to his execution and non-revocation of a release of claims and compliance with the restrictive covenants set forth in his employment agreement:

●	an amount equal to 100% of the sum of Dr. Mahmoud’s base salary and target bonus opportunity at the rate in effect on his date of termination, payable in accordance with our normal payroll practices over the twelve (12) month period following termination; and
●	continuation of coverage under our group health insurance plan under COBRA at active employee rates beginning on the first day of the month following his termination date and continuing for a period of twelve (12) months at the same level of coverage he elected during his employment and on the same terms and conditions generally afforded to active employees, provided he and his eligible dependents enroll with our COBRA administrator within sixty (60) days after the Executive’s termination date.

Pursuant to his employment agreement with us, if Dr. Mahmoud’s employment is terminated by us without “cause” or by Dr. Mahmoud for “good reason,” in each case, within three (3) months prior to a “change of control” (as defined in the 2010 Stock Incentive Plan), or eighteen (18) months after a “change of control,” then Dr. Mahmoud is entitled to receive the following severance benefits, subject to his execution and non-revocation of a release of claims and compliance with the restrictive covenants set forth in his employment agreement:

●	an amount equal to 200% of the sum of Dr. Mahmoud’s base salary and target bonus opportunity at the rate in effect on his date of termination, payable in a single lump sum cash payment;
●	an amount equal to Dr. Mahmoud’s pro rata annual cash bonus for the year in which the termination of employment occurs, which will be equal to the greater of (x) his target annual cash bonus opportunity for the year in which the termination of employment occurs, multiplied by a fraction, the numerator of which is the number of days in which he was employed by the Company during the year in which the termination of employment occurs, and the denominator of which is three hundred sixty-five (365), and (y) an annualized amount of bonus for such year as determined by the Board in good faith based on the achievement of objectives up to the change of control, multiplied by a fraction, the numerator of which is the number of days in which he was employed by the Company during the year in which the termination of employment occurs, and the denominator of which is three hundred sixty-five (365). Such pro rata bonus would be payable in a single lump sum cash payment;
●	continuation of coverage under our group health insurance plan through COBRA at active employee rates beginning on the first day of the month following Dr. Mahmoud’s termination date and continuing for a period of eighteen (18) months at the same level of coverage he elected during his employment and on the same terms and conditions generally afforded to active employees, provided he and his eligible dependents enroll with our COBRA administrator within sixty (60) days after the termination date (the “COBRA Subsidy Period”);
●	following the expiration of the 18-month COBRA Subsidy Period, a lump sum payment equivalent to the value of the then-in-effect premium for the health insurance coverages and coverage level in which Dr. Mahmoud was enrolled while participating in COBRA for a period of six (6) months, less applicable income and employment taxes and withholdings; and
●	all of Dr. Mahmoud’s then-outstanding equity awards granted to him by us will become immediately vested.

To the extent Dr. Mahmoud’s employment is terminated by us without “cause” or by Dr. Mahmoud for “good reason,” in each case, at any time following a “change of control,” without limiting any severance benefits specified above, Dr. Mahmoud shall receive twelve (12) months of vesting acceleration with respect to all of Dr. Mahmoud’s then-outstanding equity awards granted to him by us or assumed, continued or substituted for by the acquiring entity in such “change of control” transaction.

In the event Dr. Mahmoud’s employment is terminated due to death, he/his estate will be entitled to receive a pro-rata bonus for the year in which such termination occurs.

Michael F. Marino

Pursuant to Mr. Marino’s amended and restated employment agreement with us, if Mr. Marino’s employment is terminated by us without “cause” or by Mr. Marino for “good reason,” as defined in his employment agreement, then Mr. Marino is entitled to receive the following severance benefits, subject to his execution and non-revocation of a release of claims and compliance with the restrictive covenants set forth in his employment agreement:

●	an amount equal to twelve (12) months of Mr. Marino’s base salary at the rate in effect on his date of termination, payable in accordance with our normal payroll practices over the twelve (12) month period following termination; and
●	continuation of coverage under our group health insurance plan through COBRA at active employee rates beginning on the first day of the month following Mr. Marino’s termination date and continuing for a period of twelve (12) months at the same level of coverage he elected during his employment and on the same terms and conditions generally afforded to active employees, provided he and his eligible dependents enroll with our COBRA administrator within sixty (60) days after the termination date.

Pursuant to his employment agreement with us, if Mr. Marino’s employment is terminated by us without “cause” or by Mr. Marino for “good reason,” in each case, within three (3) months prior to a “change of control” (as defined in the 2010 Stock Incentive Plan), or eighteen (18) months after a “change of control,” then Mr. Marino is entitled to receive the following severance benefits, subject to his execution and non-revocation of a release of claims and compliance with the restrictive covenants set forth in his employment agreement:

●	an amount equal to 150% of the sum of Mr. Marino’s annual base salary and target bonus opportunity at the rate in effect on his date of termination, payable in a single lump sum cash payment;
●	an amount equal to Mr. Marino’s pro rata annual cash bonus for the year in which the termination of employment occurs, which will be equal to the greater of (x) his target annual cash bonus opportunity for the year in which the termination of employment occurs, multiplied by a fraction, the numerator of which is the number of days in which he was employed by the Company during the year in which the termination of employment occurs, and the denominator of which is three hundred sixty-five (365), and (y) an annualized amount of bonus for such year as determined by the Board in good faith based on the achievement of objectives up to the change of control, multiplied by a fraction, the numerator of which is the number of days in which he was employed by the Company during the year in which the termination of employment occurs, and the denominator of which is three hundred sixty-five (365). Such pro rata bonus would be payable in a single lump sum cash payment;
●	continuation of coverage under our group health insurance plan through COBRA at active employee rates beginning on the first day of the month following Mr. Marino’s termination date and continuing for a period of eighteen (18) months at the same level of coverage he elected during his employment and on the same terms and conditions generally afforded to active employees, provided he and his eligible dependents enroll with our COBRA administrator within sixty (60) days after the termination date; and
●	all of Mr. Marino’s then-outstanding equity awards granted to him by us will become immediately vested.

To the extent Mr. Marino’s employment is terminated by us without “cause” or by Mr. Marino for “good reason,” in each case, at any time following a “change of control,” without limiting any severance benefits specified above, he shall receive twelve (12) months of vesting acceleration with respect to all of the then-outstanding equity awards granted to him by us or assumed, continued or substituted for by the acquiring entity in such “change of control” transaction.

In the event Mr. Marino’s employment is terminated due to death, he/his estate will be entitled to receive a pro-rata bonus for the year in which such termination occurs.

Paul Spence

Pursuant to Mr. Spence’s amended and restated employment agreement with us, if Mr. Spence’s employment is terminated by us without “cause” or by Mr. Spence for “good reason,” as defined in his employment agreement, then Mr. Spence is entitled to receive the following severance benefits, subject to his execution and non-revocation of a release of claims and compliance with the restrictive covenants set forth in his employment agreement:

●	an amount equal to twelve (12) months of Mr. Spence’s base salary at the rate in effect on his date of termination, payable in accordance with our normal payroll practices over the twelve (12) month period following termination; and
●	continuation of coverage under our group health insurance plan through COBRA at active employee rates beginning on the first day of the month following Mr. Spence’s termination date and continuing for a period of twelve (12) months at the same level of coverage he elected during his employment and on the same terms and conditions generally afforded to active employees, provided he and his eligible dependents enroll with our COBRA administrator within sixty (60) days after the termination date.

Pursuant to his employment agreement with us, if Mr. Spence’s employment is terminated by us without “cause” or by Mr. Spence for “good reason,” in each case, within three (3) months prior to a “change of control” (as defined in the 2010 Stock Incentive Plan), or eighteen (18) months after a “change of control,” then Mr. Spence is entitled to receive the following severance benefits, subject to his execution and non-revocation of a release of claims and compliance with the restrictive covenants set forth in his employment agreement:

●	an amount equal to 150% of the sum of Mr. Spence’s annual base salary and target bonus opportunity at the rate in effect on his date of termination, payable in a single lump sum cash payment;
●	an amount equal to Mr. Spence’s pro rata annual cash bonus for the year in which the termination of employment occurs, which will be equal to the greater of (x) his target annual cash bonus opportunity for the year in which the termination of employment occurs, multiplied by a fraction, the numerator of which is the number of days in which he was employed by the Company during the year in which the termination of employment occurs, and the denominator of which is three hundred sixty-five (365), and (y) an annualized amount of bonus for such year as determined by the Board in good faith based on the achievement of objectives up to the change of control, multiplied by a fraction, the numerator of which is the number of days in which he was employed by the Company during the year in which the termination of employment occurs, and the denominator of which is three hundred sixty-five (365). Such pro rata bonus would be payable in a single lump sum cash payment;
●	continuation of coverage under our group health insurance plan through COBRA at active employee rates beginning on the first day of the month following Mr. Spence’s termination date and continuing for a period of eighteen (18) months at the same level of coverage he elected during his employment and on the same terms and conditions generally afforded to active employees, provided he and his eligible dependents enroll with our COBRA administrator within sixty (60) days after the termination date; and
●	all of Mr. Spence’s then-outstanding equity awards granted to him by us will become immediately vested.

To the extent Mr. Spence’s employment is terminated by us without “cause” or by Mr. Spence for “good reason,” in each case, at any time following a “change of control,” without limiting any severance benefits specified above, he shall receive twelve (12) months of vesting acceleration with respect to all of the then-outstanding equity awards granted to him by us or assumed, continued or substituted for by the acquiring entity in such “change of control” transaction.

In the event Mr. Spence’s employment is terminated due to death, he/his estate will be entitled to receive a pro-rata bonus for the year in which such termination occurs.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards for each of our named executive officers as of December 31, 2024. Except as noted below, all equity awards granted to our named executive officers were made pursuant to the 2010 Stock Incentive Plan.

	Option Awards						Stock Awards
												Equity
										Equity		Incentive
										Incentive		Plan
										Plan		Awards:
			Equity							Awards:		Market
			incentive							Number of		Value of
			plan						Market	Unearned		Unearned
	Number of	Number of	awards:				Number of		Value of	Shares,		Shares,
	Securities	Securities	Number of				Shares or		Shares or	Units or		Units or
	Underlying	Underlying	securities				Units of		Units of	Other		other
	Unexercised	Unexercised	underlying		Option	Option	Stock That		Stock That	Rights that		Rights That
	Options (#)	Options (#)	unexercisable		Exercise	Expiration	Have Not		Have Not	have not		Have Not
Name	Exercisable	Unexercisable	options		Price ($)	Date	Vested (#)		Vested ($)	Vested (#)		Vested ($)
Ramy A. Mahmoud	13,476	—			240.00	10/12/2027
	9,999	—			111.30	2/28/2029
	4,999	—			81.15	3/6/2030
	9,376	624		(1)	52.65	3/4/2031
	4,320	1,599		(2)	27.75	1/11/2032
	3,832	—	7,663	(3)	27.75	1/11/2032
	17,544	19,069		(4)	26.10	1/30/2033
	—	26,532		(5)	27.30	2/28/2034
							54,467	(8)	363,840	176,613	(9)	1,179,775

Michael F. Marino	9,626	—			77.10	1/30/2027
	5,775	—			240.00	10/12/2027
	5,500	—			111.30	2/28/2029
	3,056	—			81.15	3/6/2030
	5,000	333		(1)	52.65	3/4/2031
	4,139	1,534		(2)	27.75	1/11/2032
	3,693	—	7,386	(3)	27.75	1/11/2032
	5,411	6,939		(6)	28.50	3/8/2033
	—	9,333		(5)	27.30	2/28/2034
							19,833	(10)	132,484	70,166	(11)	468,709

Paul Spence	16,677	16,656		(7)	1.75	12/15/2032
	—	8,422		(5)	1.82	2/28/2034
							16,845	(12)	112,525	70,166	(13)	468,709
(1)	These options were granted on March 4, 2021 and will vest 25% on the first anniversary of the vesting start date (March 4, 2022), and 2.0833% (approximately 1/48th of such shares), for each subsequent full calendar month that the executive remains employed or providing service to us.
(2)	These options were granted on January 11, 2022 and will vest 25% on the first anniversary of the vesting start date (January 11, 2023), and 2.0833% (approximately 1/48th of such shares), for each subsequent full calendar month that the executive remains employed or providing service to us.
(3)	These options were granted on January 11, 2022 and will vest, if at all, following the achievement of certain performance-based objectives relating to the trading price of OptiNose, Inc. common stock while the executive remains employed or providing service to us.
(4)	These options were granted on January 30, 2023 and will vest 25% on the first anniversary of the vesting start date (January 30, 2024), and 2.0833% (approximately 1/48th of such shares), for each subsequent full calendar month that the executive remains employed or providing service to us.

(5)	These options were granted on February 28, 2024 and will vest 25% on the first anniversary of the vesting start date (February 28, 2025), and 2.0833% (approximately 1/48th of such shares), for each subsequent full calendar month that the executive remains employed or providing service to us.
(6)	These options were granted on March 8, 2023 and will vest 25% on the first anniversary of the vesting start date (March 8, 2024), and 2.0833% (approximately 1/48th of such shares), for each subsequent full calendar month that the executive remains employed or providing service to us.
(7)	These options were granted on December 15, 2022 and will vest 25% on the first anniversary of the vesting start date (December 15, 2023), and 2.0833% (approximately 1/48th of such shares), for each subsequent full calendar month that the executive remains employed or providing service to us. This grant reported for Mr. Spence was made outside of the 2010 Stock Incentive Plan pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4) as an inducement to Mr. Spence accepting employment with us.
(8)	Includes (a) 53,065 RSUs granted on February 28, 2024 which will vest 25% on February 28, 2025 and 6.25% (approximately 1/16th of such shares) for each subsequent quarter that the executive remains employed or providing service to us, (b) 986 RSUs granted on January 11, 2022 which will vest 25% on January 11, 2023 and 6.25% (approximately 1/16th of such shares) for each subsequent quarter that the executive remains employed or providing service to us, and (c) 416 RSUs granted on March 4, 2021 which will vest 25% on March 4, 2022 and 6.25% (approximately 1/16th of such shares) for each subsequent quarter that the executive remains employed or providing service to us.
(9)	Includes 176,613 PSUs granted on December 11, 2024 assuming target level achievement. The number of PSUs that the executive may earn is subject to the achievement of certain net revenue metrics and may range from 0-125% of the target number of PSUs being earned by the executive. Earned PSUs, if any, are then subject to performance-based vesting conditions relating to profitability, which must be achieved while the executive is employed by or providing service to us.
(10)	Includes (a) 18,666 RSUs granted on February 28, 2024 which will vest 25% on February 28, 2025 and 6.25% (approximately 1/16th of such shares) for each subsequent quarter that the executive remains employed or providing service to us, (b) 945 RSUs granted on January 11, 2022 which will vest 25% on January 11, 2023 and 6.25% (approximately 1/16th of such shares) for each subsequent quarter that the executive remains employed or providing service to us, and (c) 222 RSUs granted on March 4, 2021 which will vest 25% on March 4, 2022 and 6.25% (approximately 1/16th of such shares) for each subsequent quarter that the executive remains employed or providing service to us.
(11)	Includes 70,166 PSUs granted on December 11, 2024 assuming target level achievement. The number of PSUs that the executive may earn is subject to the achievement of certain net revenue metrics and may range from 0-125% of the target number of PSUs being earned by the executive. Earned PSUs, if any are then subject to performance-based vesting conditions relating to profitability, which must be achieved while the executive is employed by or providing service to us.
(12)	Includes 16,845 RSUs granted on February 28, 2024 which will vest 25% on February 28, 2025 and 6.25% (approximately 1/16th of such shares) for each subsequent quarter that the executive remains employed or providing service to us.
(13)	Includes 70,166 PSUs granted on December 11, 2024 assuming target level achievement. The number of PSUs that the executive may earn is subject to the achievement of certain net revenue metrics and may range from 0-125% of the target number of PSUs being earned by the executive. Earned PSUs, if any are then subject to performance-based vesting conditions relating to profitability, which must be achieved while the executive is employed by or providing service to us.

Policies and Practices for Granting Equity Awards

Optinose does not have any formal policy that requires Optinose to grant, or avoid granting, equity-based compensation at certain times. Consistent with its annual compensation cycle, the Compensation Committee and the Board of Directors have for several years granted annual equity awards to eligible executive officers and other employees in the first quarter of each year and to directors on the date of the Company’s annual meeting of stockholders in June. The timing of any equity grants to executive officers and other employees in connection with new hires, promotions or other non-routine grants and to directors in connection with their initial appointment or election to the Company’s Board of Directors is tied to the event giving rise to the award (such as an executive officer’s commencement of employment or promotion effective date). As a result, the timing of grants of equity awards, including stock options, occurs independent of the release of any material non-public information, and Optinose does not time the disclosure of material non-public information for the purpose of affecting the value of equity-based compensation.

During the year ended December 31, 2024, no stock options were granted to the named executive officers during any period beginning four business days before and ending one business day after the filing or furnishing of any Form 10-Q, Form 10-K, or Form 8-K that disclosed material non-public information.

Director Compensation

Our non-employee director compensation program for 2024 was established based on the advice and input of the Compensation Committee’s independent compensation consultant to, among other matters, enable us to attract and retain qualified directors. Periodically, our Compensation Committee engages with its independent compensation consultant to review our director compensation program and the practices of similarly situated public life science companies to seek to align our director compensation with the mid-point of compensation levels of such companies.

Our non-employee director compensation policy for 2024 is summarized below.

●	an annual cash retainer of $70,000 for the chairman of our Board of Directors;
●	an annual cash retainer of $40,000 for the other members of our Board of Directors;
●	an additional cash retainer of $20,000 for the Audit Committee chair, $15,000 for the Compensation Committee chair and $10,000 for the Nominating and Corporate Governance Committee chair;
●	an additional cash retainer of $10,000 for members of the Audit Committee, $7,500 for members of the Compensation Committee and $5,000 for members of the Nominating and Corporate Governance Committee;
●	for new members of our Board of Directors, an initial grant of options to purchase 10,000 shares of our common stock, of which 33% vests on the first anniversary of the director’s appointment or election to our Board, and 2.777% (approximately 1/36th of such shares) vests on each subsequent full calendar month of continued service with us;
●	for the chairman of the Board of Directors continuing in office after our annual meeting of stockholders, an annual grant of options to purchase 5,666 shares of our common stock which vests upon the earlier of (i) the first anniversary of the grant date or (ii) the date of our next annual meeting of stockholders, subject to continued service with us; and
●	for all other members of our Board of Directors continuing in office after our annual meeting of stockholders, an annual grant of options to purchase 5,000 shares of our common stock which vests upon the earlier of (i) the first anniversary of the grant date or (ii) the date of our next annual meeting of stockholders, subject to continued service with us.

Our directors are also entitled to reimbursement for reasonable travel and lodging expenses for attending Board and Committee meetings.

Ramy A. Mahmoud, our Chief Executive Officer and a director, did not receive any compensation for his service as a member of our Board of Directors during 2024. Dr. Mahmoud’s compensation for service as an employee for 2024 is presented above in the “Executive Compensation - Summary Compensation Table” section of this Amendment.

The following table provides information regarding the compensation awarded to, earned by or paid to the non-employee members of our Board of Directors during the year ended December 31, 2024:

	Fees Earned	Option		All Other
Name	or Paid in Cash ($)	Awards ($)(1)(3)		Compensation ($)	Total ($)
R. John Fletcher	97,500	59,624	(2)	—	157,124
Wilhelmus Groenhuysen	57,500	52,615	(2)	—	110,115
Sandra L. Helton	60,000	52,615	(2)	—	112,615
Tomas Heyman	60,000	52,615	(2)	—	112,615
Eric Bednarski	45,000	52,615	(2)	—	97,615
Kyle Dempsey	47,500	52,615	(2)	—	100,115
Catherine Owen(4)	30,000	—		—	30,000

(1)	The amounts in this column represent the full grant date fair value for awards granted during 2024, all of which were in the form of stock options. The grant date fair value of the options was computed in accordance with ASC Topic 718, Compensation - Stock Compensation. These amounts do not necessarily correspond to the actual value that may be realized by the director in connection with such option awards. The assumptions made in valuing the option awards reported in this column are described in our audited consolidated financial statements (Note 3. Summary of Significant Accounting Policies - Stock-based compensation and Note 13, Stock-based Compensation) included in the 2024 Annual Report on Form 10-K.
(2)	Options to purchase 5,666 shares of common stock were granted to Mr. Fletcher on June 6, 2024 and vest in full upon the earlier of (i) June 6, 2025 or (ii) the date of our 2025 annual meeting of stockholders, subject to continued service with us. Options to purchase 5,000 shares of common stock were granted to Mr. Groenhuysen, Ms. Helton, Mr. Heyman, Dr. Bednarski, and Dr. Dempsey on June 6, 2024 and vest in full upon the earlier of (i) June 6, 2025 or (ii) the date of our 2025 annual meeting of stockholders, subject to continued service with us.
(3)	The following table shows the aggregate number of outstanding shares of common stock underlying outstanding options held by our non-employee directors as of December 31, 2024:

Outstanding
Name	Option Awards
R. John Fletcher	13,498
Wilhelmus Groenhuysen	16,472
Sandra L. Helton	16,472
Tomas Heyman	13,586
Eric Bednarski	12,624
Kyle Dempsey	12,624
Catherine Owen	—

(4)	Ms. Owen resigned from the Board effective September 24, 2024.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS; EQUITY COMPENSATION PLAN INFORMATION

Stock Ownership of Directors, Officers and Principal Stockholders

The following table sets forth information known to us concerning the beneficial ownership of our common stock as of April 11, 2025 (unless otherwise indicated by footnote below) for:

●	each of our named executive officers;
●	each of our directors;
●	all of our current directors and executive officers as a group; and
●	each person, or group of affiliated persons, known by us to own beneficially more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC as indicated in the footnotes to the table below.

	Common Stock	Percent of
Name of Beneficial Owner	Beneficially Owned (1)	Class (2)
Named Executive Officers and Directors (19) :
Ramy A. Mahmoud, M.D., M.P.H.(3)	114,109	1.1%
Michael F. Marino (4)	67,110	*
Paul Spence (5)	25,773	*
R. John Fletcher (6)	13,498	*
Wilhelmus Groenhuysen (7)	16,472	*
Sandra L. Helton (8)	16,472	*
Tomas Heyman (9)	13,586	*
Eric Bednarski (10)	12,624	*
Kyle Dempsey (11)	12,624	*
All Current Executive Officers and Directors as a Group (10 persons) (12)	292,268	2.8%

Greater Than 5% Stockholders:
Entities affiliated with FMR LLC (13)	1,245,037	12.3%
Nantahala Capital Management (14)	1,006,572	9.9%
MVM Partners (15)	973,684	9.6%
Rosalind Advisors, Inc. (16)	876,996	8.6%
Great Point Partners (17)	896,585	8.4%
Stonepine Capital Management (18)	588,657	5.8%

*	Represents less than 1% of the outstanding shares of the Company’s common stock.
(1)	Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 (the “Exchange Act”). A person or group is deemed to be the beneficial owner of any shares of our common stock over which such person or group has sole or shared voting or investment power, plus any shares which such person or group has the right to acquire beneficial ownership of within 60 days of April 11, 2025, whether through the exercise of warrants or options, vesting of restricted stock units or otherwise. Unless otherwise indicated in the footnotes, to our knowledge, each person or entity identified in the table has sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.
(2)	The beneficial ownership percentage is calculated for each person or group separately because shares of our common stock subject to warrants, options, restricted stock units or other rights to acquire our common stock that are currently exercisable or exercisable within 60 days of April 11, 2025 are considered outstanding only for the purpose of calculating the percentage ownership of the person or group holding such warrants, options, restricted stock units or other rights but not for the purpose of calculating the percentage ownership of any other person or group. As a result, the beneficial ownership percentage for each person or group is calculated by dividing (x) the number of shares reported in the table as beneficially owned by such person or group, by (y) 10,127,381 shares (which represents the number of shares of common stock that were outstanding as of April 11, 2025) plus the number of shares that such person or group has the right to acquire beneficial ownership of within 60 days of April 11, 2025 as indicated in the footnotes below.
(3)	Consists of (i) 34,163 shares of common stock, (ii) options to purchase 60,015 shares of common stock exercisable within 60 days of April 11, 2025, (iii) 11,494 shares of common stock held by The Ramy Mahmoud 2014 Trust for Cynthia Mahmoud, and (iv) options held by The Ramy Mahmoud 2014 Trust for Cynthia Mahmoud to purchase 8,437 shares of common stock exercisable within 60 days of April 11, 2025.
(4)	Consists of (i) 19,523 shares of common stock, and (ii) options to purchase 47,587 shares of common stock exercisable within 60 days of April 11, 2025.
(5)	Consists of (i) 2,988 shares of common stock, and (ii) options to purchase 22,785 shares of common stock exercisable within 60 days of April 11, 2025.
(6)	Consists of options to purchase 13,498 shares of common stock exercisable within 60 days of April 11, 2025.
(7)	Consists of options to purchase 16,472 shares of common stock exercisable within 60 days of April 11, 2025.
(8)	Consists of options to purchase 16,472 shares of common stock exercisable within 60 days of April 11, 2025.

(9)	Consists of options to purchase 13,586 shares of common stock exercisable within 60 days of April 11, 2025.
(10)	Consists of options to purchase 12,624 shares of common stock exercisable within 60 days of April 11, 2025.
(11)	Consists of options to purchase 12,624 shares of common stock exercisable within 60 days of April 11, 2025.
(12)	Includes current executive officers (Ramy A. Mahmoud, Chief Executive Officer; Terry Kohler, Chief Financial Officer; Michael F. Marino, Chief Legal Officer; and Paul Spence, Chief Commercial Officer) and current members of the Board of Directors (R. John Fletcher, Wilhelmus Groenhuysen, Sandra Helton, Tomas Heyman, Eric Bednarski, and Kyle Dempsey). Consists of (i) 68,168 shares of common stock, and (ii) options to purchase 224,100 shares of common stock exercisable within 60 days of April 11, 2025.
(13)	Based on Amendment No. 8 to the Schedule 13G filed by FMR LLC on November 12, 2024. Shares are held by accounts managed by direct or indirect subsidiaries of FMR LLC. Abigail P. Johnson is a Director, the Chairman and the Chief Executive Officer of FMR LLC. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act (“Fidelity Funds”) advised by Fidelity Management & Research Company LLC (“FMR Co. LLC”), a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds’ Boards of Trustees. FMR Co. LLC carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees. The address for FMR LLC is 245 Summer Street, Boston, MA 02210.
(14)	Based on Amendment No. 1 to the Schedule 13G filed by Nantahala Capital Management, LLC (“Nantahala”) on February 14, 2025. Represents (i) 986,031 shares of common stock and (ii) 20,541 warrants to purchase shares of common stock. Wilmot B. Harkey and Daniel Mack are the managing members of Nantahala and may be deemed to be the beneficial owners of shares held by Nantahala. Blackwell Partners LLC – Series A, a fund advised by Nantahala, has the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of more than five percent of the outstanding shares of common stock beneficially owned by Nantahala reported in the Schedule 13G. The address for each of these individuals and entities is 130 Main St., 2nd Floor, New Canaan, CT 06840.
(15)	Based on the 13F-HR filed by MVM Partners LLC on February 14, 2025. Consists of (i) 973,684 shares of common stock. MVM Partners LLC provides investment advisory services to MVM V LP and MVM GP (No. 5) LP, and in such capacity MVM Partners LLP has voting and dispositive power over such shares. Investment decisions for MVM V LP and MVM GP (No. 5) LP are made by an investment committee. The address for each of these entities is Old City Hall, 45 School St., Boston, MA 02108.
(16)	Based on Amendment No. 6 to the Schedule 13G filed by Rosalind Advisors, Inc. on February 7, 2025. Rosalind Advisors, Inc. (the “Advisor”) is the investment advisor to Rosalind Master Fund L.P. (“RMF”) and may be deemed to be the beneficial owner of shares held by RMF. Represents 876,996 shares of common stock, and excludes 87,591 warrants to purchase shares of common stock because they contain a blocker provision under which the holder thereof does not have the right to exercise any of the warrants to the extent that such exercise would result in beneficial ownership by the holder in excess of 4.99% of our common stock. Steven Salamon is the portfolio manager of the Advisor and may be deemed to be the beneficial owner of shares held by RMF. Gilad Aharon is the portfolio manager and member of the Advisor which advises RMF. The address of the principal business office of the Advisor, Steven Salamon and Gilad Aharon is 15 Wellesley Street West, Suite 326, Toronto, Ontario, M4Y 0G7 Canada. The address of the principal business offices of RMF is P.O. Box 309, Ugland House, Grand Cayman, KY1-1104, Cayman Island.
(17)	Based on Amendment No. 4 to the Schedule 13G filed by Great Point Partners, LLC on February 14, 2025. Consists of (i) 240,675 shares of common stock held by Biomedical Value Fund, L.P. and (ii) 129,594 shares of common stock held by Biomedical Offshore Value Fund, Ltd. In addition to an aggregate of 370,269 shares of common stock in the aggregate held outright, the reporting persons hold in the aggregate warrants to purchase 526,316 shares of common stock; however, the provisions of such warrants restrict the exercise of such warrants to the extent that, after giving effect to such exercise, the holder of the warrants and its affiliates, together with any other person or entities with which such holder would constitute a group, would beneficially own in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to such exercise. As a result, an aggregate of 526,316 shares underlying such warrants were beneficially owned by the reporting persons based on a total of 10,055,300 shares of common stock outstanding on December 30, 2024 and 526,316 shares of common stock issuable upon exercise of warrants held by the reporting persons (subject to the Beneficial Ownership Cap). Dr. Jeffrey R. Jay, M.D. is a senior managing member of Great Point Partners, LLC, and Ms. Lillian Nordahl is a Managing Director of Great Point Partners, LLC.. Dr. Jay and Ms. Nordahl have voting and investment power with respect to the shares listed above, and therefor may be deemed to be the beneficial owner of these shares. The address for each of these individuals and entities is 165 Mason Street, 3rd Floor Greenwich, CT 06830.
(18)	Based on Amendment No. 1 to the Schedule 13G filed by Stonepine Capital Management LLC (“Stonepine”) on February 13, 2025. Stonepine and Stonepine GP, LLC (“General Partner”) are the investment adviser and general partner, respectively, of Stonepine

Capital, L.P. (“Partnership”). Jon M. Plexico is the control person of Stonepine and the General Partner. The reporting persons filed the Schedule 13G jointly, but not as members of a group, and each disclaims membership in a group. Each reporting person also disclaims beneficial ownership of the shares of common stock except to the extent of that person’s pecuniary interest therein. The address of the principal business office for each of these individuals and entities is 919 NW Bond Street, Suite 204, Bend, OR 97703.
(19)	The address for each of our executive officers and directors is c/o OptiNose, 777 Township Line Road, Suite 300, Yardley, Pennsylvania 19067. From and after June 1, 2024, the address for each of our executive officers and directors will be c/o Optinose, 777 Township Line Road, Suite 300, Yardley, Pennsylvania 19067.

Changes in Control

Other than the Company’s previously disclosed pending Merger with Paratek, management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

Equity Compensation Plan Information

The following table sets forth information regarding our equity compensation plans as of December 31, 2024:

			Weighted-	Number of securities
	Number of securities		average	remaining available for
	to be issued upon		exercise	future issuance under
	exercise of		price of outstanding	equity compensation
	outstanding options,		options,	plans (excluding
	warrants and rights		warrants and	securities reflected in
Plan category	(a)		rights (b)	column (a)) (c)
Equity compensation plans approved by security holders	1,213,005	(1)	$26.85	205,241	(2)
Equity compensation plans not approved by security holders	106,716	(3)	$15.27	—
Total	1,319,721			205,241
(1)	Represents shares of common stock issuable upon (i) exercise of 527,518 outstanding stock options, (ii) the vesting of 267,851 RSUs, and (iii) the vesting of 417,636 PSUs assuming target level of achievement. The number of PSUs that may be earned by recipients is subject to the achievement of certain net revenue metrics and may range from 0-125% of the target number of PSUs being earned by the recipients. Earned PSUs, if any, are then subject to performance-based vesting conditions relating to profitability which must be achieved while the recipient is employed by or providing service to us. These stock options, RSUs and PSUs were granted under the 2010 Stock Incentive Plan. The 2010 Stock Incentive Plan has been approved by our stockholders. The weighted average exercise price reported in column (b) of this table does not include these RSUs or PSUs.
(2)	Consists of 143,503 shares of common stock reserved for issuance under the 2010 Stock Incentive Plan and 61,738 shares of common stock reserved for issuance under our 2017 Employee Stock Purchase Plan (2017 ESPP). Our 2017 ESPP has been approved by our stockholders. The number of shares of our common stock authorized under the 2010 Stock Incentive Plan automatically increases on January 1st of each year until the expiration of the 2010 Stock Incentive Plan, in an amount equal to four percent of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of our Board of Directors or Compensation Committee to determine a lesser number of shares shall be added for such year. The number of shares of our common stock that may be issued pursuant to rights granted under the 2017 ESPP automatically increases on January 1st of each year until the expiration of the 2017 ESPP, in an amount equal to one percent of the total number of shares of our common stock outstanding on December 31st of the preceding calendar year, subject to the discretion of our Board of Directors or Compensation Committee to determine a lesser number of shares shall be added for such year.
(3)	Represents shares of common stock issuable upon the exercise of 96,716 outstanding stock options and the vesting of 10,000 outstanding RSUs granted pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4). The weighted average exercise price reported in column (b) of this table does not include these RSUs.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions Policy

We maintain a related party transactions policy that sets forth our procedures for the identification, review, consideration and approval or ratification of related party transactions. Pursuant to this policy, we review all transactions with a dollar value in excess of $120,000 involving us in which any of our executive officers, directors, director nominees or holders of more than 5% of our capital stock, or any affiliate or member of their immediate family, is a participant. If a transaction has been identified as a related party transaction, including any transaction that was not a related party transaction when originally consummated or any transaction that was not initially identified as a related party transaction prior to consummation, members of management or our directors must present information regarding the proposed related party transaction to our Audit Committee or, where review by our Audit Committee would be inappropriate due to a conflict of interest, to another independent body of our Board of Directors, for review, consideration and approval or ratification. The presentation must include a description of, among other things, all of the parties, the direct and indirect interests of the related persons, the purpose of the transaction, the material facts, the benefits of the transaction to us and whether any alternative transactions are available, an assessment of whether the terms are comparable to the terms available from unrelated third parties and management’s recommendation. In considering whether to approve any proposed related party transactions, our Audit Committee or another independent body of our Board of Directors will take into account the relevant available facts and circumstances, including:

●	the materiality and character of the related person’s interest in the transaction;
●	the commercial reasonableness of the terms of the transaction;
●	the benefit and perceived benefit, or lack thereof, to us;
●	the opportunity costs of alternate transactions; and
●	the actual or apparent conflicts of interest of the related person.

All of the arrangements described below under “Certain Relationships and Related Party Transactions” were originally entered into prior to the adoption of this policy in connection with our initial public offering in October 2017. Although prior to the adoption of this policy we did not have a written policy for the review and approval of transactions with related persons, our Board of Directors historically reviewed and approved any transaction where a director or officer had a financial interest, including the transactions described below. Prior to approving such a transaction, the material facts as to a director’s or officer’s relationship or interest in the agreement or transaction were disclosed to our Board of Directors. Our Board of Directors took this information into account when evaluating the transaction and in determining whether such transaction was fair to us and in the best interest of our stockholders.

Certain Relationships and Related Party Transactions

The following includes a summary of transactions since January 1, 2023 to which we have been a party in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of the company’s total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or beneficial owners of more than 5% of our capital stock, or any members of their immediate family, had or will have a direct or indirect material interest, other than compensation arrangements that are described in the “Executive Compensation” and “Director Compensation” sections of this Amendment.

Second Amended and Restated Registration Rights Agreement

We are party to a Second Amended and Restated Registration Rights Agreement, which was most recently amended in connection with our initial public offering in October 2017 (as amended, the Registration Rights Agreement). Pursuant to the Registration Rights Agreement, certain holders of shares of our common stock have registration rights. After registration of these shares of common stock pursuant to these rights, these shares will become freely tradable without restriction under the Securities Act. The registration rights will terminate with respect to each stockholder on the date on which such stockholder ceases to beneficially own more than one percent of our shares of common stock then outstanding or can sell all of its registrable shares without limitation during a three-month period without registration pursuant to Rule 144 of the Securities Act or another similar exemption under the Securities Act.

Director and Officer Indemnification Arrangements

We have entered into indemnification agreements with our directors and executive officers, in addition to the indemnification, expense advancement and limitations of liability provided for in our Certificate of Incorporation and our Bylaws. These indemnification agreements provide our directors and executive officers with contractual rights to indemnification and, in some cases, expense advancement in any action or proceeding arising out of their services as one of our directors or executive officers or as a director or executive officer of any other company or enterprise to which the person provides services at our request. We also maintain a directors’ and officers’ insurance policy pursuant to which our directors and officers are insured against liability for actions taken in their capacities as directors and officers.

Director Independence

See Item 10 “Directors, Executive Officers, and Corporate Governance” for additional information regarding director independence.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent public accounting firm is Ernst & Young LLP.

Fees Paid to Independent Registered Public Accounting Firm

The following table sets forth all fees paid or accrued by us for professional services rendered by our independent registered public accounting firm, EY, during the years ended December 31, 2024 and 2023:

	2024	2023
Audit Fees (1)	$780,000	$695,000
Audit-Related Fees (2)	—	48,750
TOTAL	$780,000	$743,750
(1)	Audit Fees represent the aggregate fees billed for professional services rendered by our independent registered public accounting firm for the audit of our annual financial statements, review of financial statements included in our quarterly reports or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.
(2)	Audit-Related Fees represent the aggregate fees billed for assurance and related professional services rendered by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” including the issuance of consents in connection with registration statement filings with the SEC and comfort letters in connection with securities offerings.

Pre-Approval Policies and Procedures

Our Audit Committee has established a policy that requires it, or the Chair of our Audit Committee pursuant to delegated authority, to pre-approve all services provided by our independent registered public accounting firm and the fees for such services. Our Audit Committee considers, among other things, the possible effect of the performance of such services on the firm’s independence. The prior approval of our Audit Committee, or the Chair of our Audit Committee pursuant to delegated authority, was obtained for all services provided by EY in 2024 and 2023 and the fees for such services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Consolidated Financial Statements.

The Consolidated Financial Statements filed as part of the 2024 Annual Report on Form 10-K are listed on the Index to the Consolidated Financial Statements on page F-1 of the Annual Report on Form 10-K.

(2)	Consolidated Financial Statement Schedule.

Schedules are omitted because they are not applicable, or are not required, or because the information is included in the Consolidated Financial Statements and Notes thereto contained in the 2024 Annual Report on Form 10K.

(3)	The exhibits listed under Item 15(b), which are incorporated herein by reference, are filed or furnished as part of this report or are incorporated into this report by reference.

(b)	Exhibits.
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of March 19, 2025, among OptiNose, Inc, Paratek Pharmaceuticals, Inc. and Orca Merger Sub, Inc.	8-K	3/20/25	2.1
3.1	Fourth Amended and Restated Certificate of Incorporation of OptiNose, Inc.	8-K	10/18/17	3.1
3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of OptiNose, Inc.	10-Q	8/10/23	3.3
3.3	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of OptiNose, Inc. , effective December 30, 2024	8-K	12/30/24	3.1
3.4	Amended and Restated Bylaws of OptiNose, Inc.	8-K	10/18/17	3.2
4.1	Form of Common Stock Certificate	S-1/A	10/3/17	4.1
4.2	Second Amended and Restated Registration Rights Agreement, dated March 24, 2017, by and among the Registrant and certain of its stockholders	S-1	9/18/17	4.2
4.3	First Amendment to the Second Amended and Restated Registration Rights Agreement, dated October 2, 2017, by and among the Registrant and certain of its stockholders	S-1/A	10/11/17	4.7
4.4	Form of Amended and Restated Pharmakon Warrant dated May 10, 2024	10-K	3/26/25	4.4
4.5	Description of Securities of OptiNose, Inc.	10-K	3/7/23	4.5
4.6	Form of Common Stock Warrant issued by OptiNose, Inc. on November 23, 2022	8-K	11/23/22	4.1
4.7	Warrant Agency Agreement, dated November 23, 2022, by and between OptiNose, Inc. and Broadridge Corporate Issuer Solutions, Inc.	8-K	11/23/22	4.2
4.8	Form of Pre-Funded Warrant to Purchase Common Stock	8-K	5/9/24	4.1
10.1	Form of Indemnification Agreement +	10-K	3/26/25	10.20
10.2	Amended and Restated 2010 Stock Incentive Plan +	S-1/A	10/3/17	10.7
10.3	Form of Non-Qualified Stock Option Agreement Granted Under the 2010 Stock Incentive Plan (Relating to Success Pool Grants) +	S-1/A	10/3/17	10.8
10.4	Form of Non-Qualified Stock Option Agreement Granted Under the 2010 Stock Incentive Plan (Relating to Option Pool Grants) +	S-1/A	10/3/17	10.9
10.5	Form of Non-Qualified Stock Option Agreement Granted Under the 2010 Stock Incentive Plan +	S-1/A	10/3/17	10.10
10.6	Supply Agreement, dated July 1, 2017, by and between Hovione Inter Ltd and OptiNose US, Inc., OptiNose UK, Ltd and OptiNose AS †	S-1	9/18/17	10.14
10.7	Amendment No. 1, dated December 18, 2023, to Supply Agreement, dated July 1, 2017, between OptiNose US, Inc. and Hovione Inter Ltd. †	8-K	12/21/23	10.1
10.8	Manufacture and Supply Agreement, dated as of August 18, 2017, by and among OptiNose US, Inc., OptiNose UK Ltd. and OptiNose AS and Contract Pharmaceuticals Limited Canada †	S-1	9/18/17	10.15
10.9	Form of Non-Qualified Stock Option Agreement Under the Amended and Restated 2010 Stock Incentive Plan+	S-1/A	10/3/17	10.17
10.10	2017 Employee Stock Purchase Plan.+	S-1/A	10/3/17	10.18
10.11	Manufacturing Services Agreement, dated December 21, 2018, by and among OptiNose US, Inc., OptiNose UK Ltd. and Optinose AS and Advance Mold & Manufacturing, Inc. d/b/a Vision Technical Molding †	10-K	3/6/19	10.1
10.12	Form of Restricted Stock Unit Agreement Under the Amended and Restated 2010 Stock Incentive Plan +	10-Q	8/12/19	10.1
10.13	Form of Non-Qualified Stock Option Agreement (Inducement Grant) +	8-K	2/19/20	99.3
10.14	Amendment No.1, dated September 15, 2020, to the Manufacturing Services Agreement, dated December 21, 2018, by and among OptiNose US, Inc., OptiNose UK Ltd. and Optinose AS and Advance Mold & Manufacturing, Inc. d/b/a Vision Technical Molding †	10-Q	11/5/20	10.1

10.15	Form of Restricted Stock Unit Agreement (Inducement Grant) +	10-Q	5/7/20	10.4
10.16	Renewal and Amendment No. 1, dated February 22, 2021 to Manufacture and Supply Agreement, dated as of August 18, 2017, by and among OptiNose US, Inc., OptiNose UK Ltd. and OptiNose AS and Contract Pharmaceuticals Limited Canada †	10-Q	5/5/21	10.1
10.17	Open Market Sale Agreement (the Sale Agreement), dated August 11, 2021, between the Company and Jefferies LLC	10-Q	8/11/21	10.1
10.18	Amended and Restated Note Purchase Agreement, dated November 21, 2022, among OptiNose US, Inc., OptiNose, Inc., and OptiNose AS, BioPharma Credit PLC, as collateral agent and the purchasers from time to time party thereto	8-K	11/21/22	10.1
10.19	Amendment No.2, dated September 20, 2022, to the Manufacturing Services Agreement, dated December 21, 2018, by and among OptiNose US, Inc. and Advance Mold & Manufacturing, Inc. d/b/a Vision Technical Molding †	8-K	9/23/22	10.1
10.20	Amended and Restated Employment Agreement, dated May 9, 2023 between OptiNose US, Inc. and Ramy A. Mahmoud +	10-Q	5/11/23	10.4
10.21	Amended and Restated Employment Agreement, dated May 9, 2023 between OptiNose US, Inc. and Michael F. Marino +	10-Q	5/11/23	10.5
10.22	Amended and Restated Employment Agreement, dated May 9, 2023 between OptiNose US, Inc. and Anthony J. Krick +	10-Q	5/11/23	10.6
10.23	Amended and Restated Employment Agreement, dated May 9, 2023 between OptiNose US, Inc. and Paul Spence +	10-Q	5/11/23	10.7
10.24	Consulting Agreement, dated June 8, 2023, between OptiNose, Inc. and Joseph C. Scodari	8-K	6/13/23	10.1
10.25	First Amendment and Waiver to the Note Purchase Agreement, dated March 5, 2024, among OptiNose US, Inc., OptiNose, Inc., and the purchaser parties thereto and BioPharma Credit PLC	10-K	3/7/24	10.25
10.26	Second Amendment to the Amended and Restated Note Purchase Agreement, dated March 8, 2024, among OptiNose US, Inc., OptiNose, Inc., BioPharma Credit PLC and the purchasers from time to time party thereto.	8-K	3/8/24	10.1
10.27	Form of Securities Purchase Agreement, dated May 8, 2024	8-K	5/9/24	10.1
10.28	Third Amendment to the Note Purchase Agreement, dated May 8, 2024, among OptiNose US, Inc., OptiNose, Inc., and Optinose AS, BioPharma Credit PLC, as collateral agent and the purchasers from time to time party thereto	8-K	5/9/24	10.2
10.29	Amendment No. 2 to Manufacture and Supply Agreement, dated May 20, 2024, by and between OptiNose US, Inc. and Contract Pharmaceuticals Limited Canada	8-K	5/20/24	10.1
10.30	Manufacture and Supply Agreement, dated December 11, 2020, by and between OptiNose US, Inc. and Hikma Pharmaceuticals USA, Inc. †	10-Q	5/14/24	10.3
10.31	Amendment No. 1 to Manufacture and Supply Agreement, dated June 7, 2024, by and between OptiNose US, Inc. and Hikma Pharmaceuticals USA Inc. †	10-Q	8/8/24	10.4
10.33	Employment Agreement, dated October 4, 2024 between OptiNose US, Inc. and P. Terrence Kohler, Jr. +	8-K	10/7/24	10.1
19.1	Insider Trading Policy	10-K	3/26/25	19.1
21.1	List of Subsidiaries	10-K	3/26/25	21.1
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.	10-K	3/26/25	23.1
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.	10-K	3/26/25	31.1
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.	10-K	3/26/25	31.2
31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.				x

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15a-14(a) under the Exchange Act.				x
32.1	Certification Pursuant to 18 U.S.C. Section 1350 of principal executive officer.	10-K	3/26/25	32.1
32.2	Certification Pursuant to 18 U.S.C. Section 1350 of principal financial officer.	10-K	3/26/25	32.2
97.1	OptiNose, Inc. Incentive Compensation Recovery Policy	10-K	3/7/24	97.1
99.1	Voting Agreement, dated as of March 19, 2025, by and between Paratek Pharmaceuticals, Inc. and MVM Partners LLC.	8-K	3/20/25	99.1
99.2	Form of Director and Officer Voting Agreement.	8-K	3/20/25	99.2
101.INS	XBRL Instance Document.				x
101.SCH	XBRL Taxonomy Extension Schema Document.				x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				x
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				x
†	Portions of this exhibit (indicated by asterisks) have been omitted in compliance with Item 601 of Regulation S-K.
+	Indicates management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the capacities and on the date indicated.

OPTINOSE, INC.
Date: April 30, 2025	By:	/s/ RAMY MAHMOUD
		Name:	Ramy Mahmoud
		Title:	Chief Executive Officer
(Principal Executive Officer)