Form 10-Q
period 2025-03-31
OptiNose, Inc.
filed 2025-05-14
CIK 1494650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares of the registrant's common stock outstanding at May 1, 2025 was 10,127,381 shares.

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

_________________________
Basis of Presentation
On December 30, 2024, we filed a Certificate of Amendment to our Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of Delaware to effect a 1-for-15 reverse stock split of our issued and outstanding shares of common stock, par value $0.001 per share (the “reverse split”), which became effective on that date. All historical share and per share amounts reflected throughout this Quarterly Report on Form 10-Q have been adjusted to reflect the reverse split. However, our periodic and current reports, and all other documents that were filed prior to December 30, 2024, do not give effect to the reverse split.

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
▪our commercial plans and expectations for XHANCE including, among other things, the continued launch of XHANCE for its new indication;
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
▪our expectation that we will commence the required study of XHANCE in adolescent patients with chronic rhinosinusitis without nasal polyps in 2025;
▪our potential non-compliance with certain covenants of the A&R Note Purchase Agreement, the timing of such non-compliance and the consequences of failing to achieve compliance with such covenants or obtain a waiver or modification of such covenants;
▪our belief that our existing cash and cash equivalents will be sufficient to fund our operations and debt service obligations into the first quarter of 2026 if we are able to maintain compliance with or obtain a waiver or modification of the financial and other covenants under A&R Note Purchase Agreement;
▪our expectations and the accuracy of our estimates regarding our future expenses, revenue, capital requirements, potential sources of capital and consequences of failing to obtain additional capital;
▪our ability to continue as a going concern;
▪the outcome of, the time and expense to resolve, and our intention to vigorously defend against, the Merger Litigations (as defined herein) and Demand Letters (as defined herein);

▪our expectation that, subject to obtaining stockholder approval of the Merger Agreement (as defined herein) at the Special Meeting (as defined herein) to be held on May 16, 2025, the Merger (as defined herein) will be consummated on or around May 21, 2025;
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
Forward-looking statements are based upon our current expectations and assumptions and are subject to a number of known and unknown risks, uncertainties and other factors that could cause actual results to differ materially and adversely from those expressed or implied by such statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Form 10-Q and in our annual report on Form 10-K (as amended by the Form 10-K/A) for the year ended December 31, 2024, filed with the Securities and Exchange Commission (SEC), and in particular, the risks and uncertainties discussed therein under the caption “Risk Factors”. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. As a result, you should not place undue reliance on forward-looking statements.
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

PART I

ITEM 1. FINANCIAL STATEMENTS
OptiNose, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$72,933	$84,485
Accounts receivable, net	23,142	26,392
Inventory	11,300	11,463
Prepaid expenses and other current assets	4,631	3,503
Total current assets	112,006	125,843
Property and equipment, net	541	605
Other assets	2,307	2,337
Total assets	$114,854	$128,785
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$1,420	$450
Accrued expenses and other current liabilities	30,723	35,881
Derivative liability	8,760	—
Warrant liability	6,900	—
Short term debt, net	127,205	126,482
Total current liabilities	175,008	162,813
Warrant liability	—	5,100
Other liabilities	1,212	1,232
Total liabilities	176,220	169,145
Stockholders' deficit
Common stock, $0.001 par value; 350,000,000 shares authorized;10,127,381 and 10,058,406 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively.	10	10
Additional paid-in capital	703,041	701,631
Accumulated deficit	(764,333)	(741,917)
Accumulated other comprehensive loss	(84)	(84)
Total stockholders' deficit	(61,366)	(40,360)
Total liabilities and stockholders' deficit	$114,854	$128,785

See accompanying notes to unaudited interim consolidated financial statements.

OptiNose, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues:
Net product revenues	$18,510	$14,880
Total revenues	18,510	14,880
Costs and expenses:
Cost of product sales	1,750	1,231
Research and development	760	1,206
Selling, general and administrative	23,590	20,518
Total costs and expenses	26,100	22,955
Loss from operations	(7,590)	(8,075)
Other (income) expense:
Unrealized loss on fair value of warrants	1,800	1,300
Unrealized loss on fair value of derivative features	8,760	—
Interest income	(621)	(296)
Interest expense	4,887	4,970
Foreign currency loss	—	18
Net Loss	$(22,416)	$(14,067)
Net loss per share of common stock, basic and diluted	$(1.92)	$(1.87)
Weighted average common shares outstanding, basic and diluted	11,667,531	7,528,600
See accompanying notes to unaudited interim consolidated financial statements.

OptiNose, Inc.
Consolidated Statements of Changes in Stockholders' Deficit
(in thousands, except share data)
(unaudited)

Three Months Ended March 31, 2025
	Stockholders' Equity (Deficit)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	# of Shares	Par Amount $
Balance at December 31, 2024	10,058,406	$10	$701,631	$(741,917)	$(84)	$(40,360)
Stock compensation expense	—	—	1,410	—	—	1,410
Vesting of restricted stock units	54,971	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	14,004	—	—	—	—	—
Net loss	—	—	—	(22,416)		(22,416)
Balance at March 31, 2025	10,127,381	$10	$703,041	$(764,333)	$(84)	$(61,366)

Three Months Ended March 31, 2024
	Stockholders' Equity (Deficit)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Shares	Par Amount $
Balance at December 31, 2023	7,493,521	$7	$633,847	$(720,376)	$(84)	$(86,606)
Stock compensation expense	—	—	1,456	—	—	1,456
Vesting of restricted stock units	31,901	1	—	—	—	1
Issuance of common stock under employee stock purchase plan	10,714	—	—	—	—	—
Net loss	—	—	—	(14,067)	—	(14,067)
Balance at March 31, 2024	7,536,136	$8	$635,303	$(734,443)	$(84)	$(99,216)

See accompanying notes to unaudited interim consolidated financial statements.

OptiNose, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net loss	$(22,416)	$(14,067)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	64	83
Stock-based compensation	1,410	1,456
Change in fair value of warrant liability	1,800	1,300
Change in fair value of derivative liability	8,760	—
Amortization of debt discount and issuance costs	723	419
Changes in operating assets and liabilities:
Accounts receivable	3,250	5,590
Prepaid expenses and other assets	(866)	(1,048)
Inventory	163	(2,263)
Accounts payable	971	(1,973)
Accrued expenses and other liabilities	(5,411)	(11,522)
Cash used in operating activities	(11,552)	(22,025)
Investing activities:
Purchases of property and equipment	—	(22)
Cash used in investing activities	—	(22)
Financing activities:
Cash paid for financing costs	—	7
Cash provided by financing activities	—	7
Net decrease in cash and cash equivalents	(11,552)	(22,040)
Cash and cash equivalents at beginning of period	84,485	73,684
Cash and cash equivalents at end of period	$72,933	$51,644
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,163	$9,218
Supplemental disclosure of noncash activities:
Recognition of right-of-use assets and lease liabilities	$233	$359
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

Pursuant to the Merger Agreement, upon the closing of the Merger, each share of Company common stock issued and outstanding immediately prior to the closing of the Merger Agreement, will automatically be converted into the right to receive (i) $9.00 in cash, without interest and (ii) one contractual contingent value right (CVR) pursuant to the terms of a Contingent Value Right Agreement to be entered into between Paratek and a rights agent at the effective time of the Merger (the CVR Agreement). Each CVR represents the right to receive a cash payment of (i) $1.00 (without interest and subject to withholding of applicable taxes) per CVR, payable upon achievement of net sales (as defined in the CVR Agreement) of XHANCE in the United States in any calendar year equal to or in excess of $150 million during the period beginning on the date of the closing of the Merger Agreement and ending on December 31, 2028 and (ii) $4.00 (without interest and subject to withholding of applicable taxes) per CVR, payable upon achievement of net sales of XHANCE in the United States in any calendar year equal to or in excess of $225 million during the period beginning on the date of the closing of the Merger Agreement and ending on December 31, 2029.

The consummation of the Merger is subject to certain customary closing conditions, including the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of the Company’s common stock. The consummation of the Merger is not subject to any financing condition. A Special Meeting of the Company's Stockholders will be held on May 16, 2025 to vote on, among other things, the Merger Agreement. Subject to stockholder approval of the Merger Agreement at the Special Meeting and the satisfaction of the other closing conditions, the Company anticipates that the Merger will be consummated on or around May 21, 2025.

2. Liquidity
Since inception, the Company's operations have focused on organization and staffing, business planning, raising capital, establishing an intellectual property portfolio, conducting preclinical studies and clinical trials, pursuing regulatory approvals and commercializing XHANCE in the US. As of March 31, 2025, the Company had cash and cash equivalents of $72,933 and a working capital deficit of $63,002.
The Company is subject to a number of risks similar to other life sciences companies, including successful discovery, development and commercialization of its products and product candidates, raising additional capital, the development by its competitors of new technological innovations, protection of proprietary technology and market acceptance of the Company's products. The Company has incurred recurring net losses since its inception and has accumulated a deficit of $764,333 as of March 31, 2025.

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
On November 23, 2022, the Company amended and restated the Note Purchase Agreement (the A&R Note Purchase Agreement). Pursuant to the A&R Note Purchase Agreement, the financial covenants requiring the Company to achieve minimum trailing twelve-month consolidated XHANCE net product sales and royalties were modified. The Company entered into the first amendment to the A&R Note Purchase Agreement (the First Amendment) on March 5, 2024, which waived certain covenants. The Company entered into the second amendment to the A&R Note Purchase Agreement (the Second Amendment) on March 8, 2024, which further modified the financial covenants. On May 8, 2024, the Company entered into the third amendment to the A&R Note Purchase Agreement (the Third Amendment), which provided for a further waiver to the requirement that the Company's annual and quarterly consolidated financial statements not be subject to any statement as to "going concern" through the fiscal quarter ending September 30, 2025, and modified the minimum amount of cash and cash equivalents that the Company is required to maintain at all times under the A&R Note Purchase Agreement (see Note 8). The principal balance outstanding under the A&R Note Purchase Agreement was $130,000 at March 31, 2025.
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
The Company believes it is probable that it will not be able to maintain compliance with the trailing twelve-month minimum consolidated XHANCE net sales and royalties thresholds under the A&R Note Purchase Agreement prior to the end of 2025, which will constitute a default under the A&R Note Purchase Agreement if the Company is unable to obtain a modification or waiver of such minimum consolidated XHANCE net sales and royalties thresholds.
Further, the A&R Note Purchase Agreement includes a requirement that the Company's annual and quarterly consolidated financial statements commencing with the year ending December 31, 2025, not be subject to any statement as to “going concern” (the "Going Concern Covenant"). The Company believes that it is unlikely that it will be able comply with the Going Concern Covenant beginning with the Company's consolidated financial statements for the year ending December 31, 2025. Failure to comply with the Going Concern Covenant would also constitute a default under the A&R Note Purchase Agreement if the Company is unable to obtain a modification or waiver of this covenant.
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
Management’s plans to mitigate these risks include enhancing its commercial performance to accelerate growth in net revenues, seeking out partnership and collaboration opportunities to expand the market for XHANCE, and, if required, requesting a modification or waiver of the covenants under the A&R Note Purchase Agreement, or refinancing the debt. However, there can be no assurance that the Company will be successful in accelerating

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

growth in net revenues, securing a partnership or collaboration, obtaining a modification or waiver of the covenants under the A&R Note Purchase Agreement, or refinancing the debt. If the Company is unable to accelerate growth in net revenues, secure a partnership or collaboration, obtain a modification or waiver of the covenants under the A&R Note Purchase Agreement, or refinance the debt, the Company may need to delay or curtail its operations. As a result of these factors, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date these consolidated financial statements are issued.

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
In the opinion of management, the accompanying unaudited interim financial statements include all normal and recurring adjustments (which consist primarily of accruals and estimates that impact the financial statements) considered necessary to present fairly the Company's financial position as of March 31, 2025 and its results of operations for the three months ended March 31, 2025 and 2024 and cash flows for the three months ended March 31, 2025 and 2024. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The unaudited interim financial statements, presented herein, do not contain the required disclosures under GAAP for annual financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2024 contained in the Company’s annual report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 26, 2025.
Reverse Stock Split
On December 30, 2024, the Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation to affect a 1-for-15 reverse stock split pursuant to which each 15 shares of the Company’s issued and outstanding common stock immediately prior to the effective time on December 30, 2024, were automatically combined and converted into one issued and outstanding share of the Company’s common stock. Fractional shares were not issued and stockholders who otherwise would have been entitled to receive a fractional share as a result of the reverse stock split received an amount in cash equal to $6.20 per share for such fractional interests.

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
Customer and supplier concentration
The Company has exposure to credit risk in accounts receivable from sales of product. XHANCE is sold to wholesale pharmaceutical distributors and preferred pharmacy network (PPN) partners, who, in turn, sell XHANCE to pharmacies, hospitals and other customers. Five customers represented approximately 86% and 86% of the Company's accounts receivable at March 31, 2025 and 2024, respectively. Five customers represented approximately 73% and 66% of the Company's net product sales for the three months ended March 31, 2025 and 2024, respectively.
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
At March 31, 2025 and December 31, 2024, the Company's financial instruments included cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, certain liability classified warrants, and a derivative liability related to an interest make whole feature embedded in the Company's debt agreement. The carrying amounts reported in the Company's financial statements for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates their respective fair values because of the short-term nature of these instruments. In addition, at March 31, 2025, the Company believed the carrying value of debt approximates fair value as the interest rates were reflective of the rate the Company could obtain on debt with similar terms and conditions. At March 31, 2025, there were no financial assets or liabilities measured at fair value on a recurring basis other than the liability classified warrants and the derivative liability for the interest make whole feature.
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
In connection with entering into and subsequently amending the Pharmakon Senior Secured Notes (Note 8), the Company bifurcated the embedded interest make-whole provision and accounted for the bifurcated feature as a derivative instrument. Historically, the estimated fair value of the bifurcated derivative feature was de minimis. In connection with entering into the Merger Agreement with Paratek in March 2025 (Note 1), the change in fair value of the derivative feature was estimated to be $8.8 million and recorded in the Company’s consolidated balance sheet and statement of operations as of and for the three months ended March 31, 2025. The derivative feature will continue to be remeasured at each reporting period with changes in fair value of the Level 3 derivative liability recorded in the consolidated statements of operations.
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
Net loss per common share
Basic net income (loss) per common share is determined by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. For the three months ended March 31, 2025, basic and diluted weighted average share calculations also include the weighted average of the pre-funded warrants to purchase shares of common stock at $0.0015 per share that were issued in the registered direct offering on May 10, 2024. For the three months ended March 31, 2025 and 2024, the outstanding common stock options, restricted stock units, common stock warrants and shares to be issued under the Company's 2017 Employee Stock Purchase Plan have been excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Therefore, the weighted average number of shares used to calculate both basic and diluted net loss per share are the same.
Diluted net loss per share for these periods presented on the statement of operations do not reflect the potential common shares noted below as their effect would be antidilutive.

	March 31,
	2025	2024
Stock options	679,232	619,298
Restricted stock units	875,293	328,471
Common stock warrants	2,184,533	2,184,533
Total	3,739,058	3,132,302

Income taxes
In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the three months ended March 31, 2025 and 2024, the Company recorded no tax expense or benefit due to the expected current year loss and its historical losses. As of March 31, 2025 and December 31, 2024, the Company concluded that a full valuation allowance would be necessary for all of its net deferred tax assets. The Company had no amounts recorded for uncertain tax positions, interest or penalties in the accompanying consolidated financial statements.

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
Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level I, 2 and 3 during the three months ended March 31, 2025.
The table below presents the liabilities (in thousands) measured and recorded in the financial statements at fair value on a recurring basis at March 31, 2025 categorized by the level of inputs used in the valuation of each liability.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements (Continued)
(in thousands , except share and per share data)

	March 31, 2025
	Total	Level 1	Level 2	Level 3
Liabilities
Derivative Liability - interest make-whole feature	$8,760	$—	$—	$8,760
Warrant Liability	$6,900	$—	$—	$6,900
Total Liabilities	$15,660	$—	$—	$15,660

	December 31, 2024
Liabilities
Warrant Liability	$5,100	$—	$—	$5,100
Total Liabilities	$5,100	$—	$—	$5,100
Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis
Warrant Liability
The reconciliation of the Company's liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

	Warrant Liability	Derivative Liability - Make-Whole Feature
Balance, December 31, 2024	$5,100	$—
Additions	—	—
Change in fair value of liability	1,800	8,760
Balance, March 31, 2025	$6,900	$8,760

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

	March 31, 2025	December 31, 2024
Stock price	$9.17	$6.68
Strike price	$15.00	$15.00
Expected volatility	72.5%	70.0%
Risk-free interest rate	3.8%	4.2%
Expected dividend yield	—%	—%
Expected life (years)	2.6	2.9
Fair value per warrant	$3.40	$2.53
On May 10, 2024, the Company completed a registered direct offering which resulted in the exercise price of the Warrants being reduced from $38.55 to $15.00 (which was the offering price of each share sold in the registered direct offering) pursuant to the anti-dilution price protection provisions of such Warrants. All other terms of the Warrants remain unchanged.
Assumptions Used in Determining Fair Value of Derivative Liability – Interest Make-Whole Feature
The fair value of the derivative liability associated with the interest make-whole feature within the Pharmakon Senior Secured Notes (Note 8) is classified as Level 3 in the table above and was estimated using a with and without approach with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement as defined in ASC 820. The significant inputs in the Level 3 measurement not supported by market activity include the probability and timing assessments of expected future change of control events and the discount rate used to present value future cash payments under the Pharmakon debt obligation.

5. Inventory
Inventory consisted of the following:

	March 31, 2025	December 31, 2024
Raw materials	$1,160	$1,728
Work-in-process	7,967	7,832
Finished goods	2,173	1,903
Total inventory	$11,300	$11,463
Inventories are stated at the lower of cost or net realizable value, as determined on a first-in, first-out, basis.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

6. Property and Equipment
Property and equipment, net, consisted of the following:

	March 31, 2025	December 31, 2024
Computer equipment and software	$1,465	$1,465
Furniture and fixtures	366	366
Machinery and equipment	3,150	3,150
Leasehold improvements	655	655
Construction in process	115	115
	5,751	5,751
Less: accumulated depreciation	(5,210)	(5,146)
	$541	$605
Depreciation expense was $64 and $83 for the three months ended March 31, 2025 and 2024, respectively.
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of:

	March 31, 2025	December 31, 2024
Accrued expenses:
Product revenue allowances	$17,372	$21,791
Selling, general and administrative expenses	7,453	5,522
Research and development expenses	392	291
Payroll expenses	3,768	5,692
Other	557	1,338
Total accrued expenses	$29,542	$34,634
Other current liabilities:
Lease liability	$1,181	$1,247
Total other current liabilities	1,181	1,247
Total accrued expenses and other current liabilities	$30,723	$35,881

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

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

The A&R Note Purchase Agreement extended the maturity date of the Pharmakon Senior Secured Notes from September 12, 2024 to June 30, 2027 (New Maturity Date), extended the interest-only period from September 2023 to September 2025, after which principal repayments will commence starting on September 30, 2025 and will be made in eight equal quarterly installments of principal and interest through the New Maturity Date. As part of the A&R Note Purchase Agreement the Pharmakon Senior Secured Notes now bear an amended interest rate through the New Maturity Date equal to the 3-month Secured Overnight Financing Rate (subject to a 2.50% floor), determined as of the date that is two business days prior to the commencement of each quarter, plus 8.50% per annum, which interest rate shall be increased by an additional 3.00% per annum upon the occurrence and during the continuation of any event of default. The effective interest rate as of March 31, 2025 was 13.61%.

As an inducement for the holders of the Pharmakon Senior Secured Notes to enter into the A&R Note Purchase Agreement, the Company was required to pay the holders of the Pharmakon Senior Secured Notes an amendment fee of $3,900 (representing 3.00% of the then outstanding principal balance of such notes) due on the New Maturity Date or the earlier repayment of the Pharmakon Senior Secured Notes, which amendment fee shall be reduced to $2,600 in the event that the Company repays the Pharmakon Senior Secured Notes in full on or after the one year anniversary of the date of the A&R Note Purchase Agreement and prior to second anniversary of the date of the A&R Note Purchase Agreement. Additionally, the $1,300 fee payable under the Fourth Amendment to the Note Purchase Agreement that the Company entered into on November 9, 2022 will be credited against the amendment fee payable in connection with the A&R Note Purchase Agreement.

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

As part of the Third Amendment, the Company issued an aggregate of 312,000 shares of common stock to the holders of the Pharmakon Senior Secured Notes in satisfaction of $4,680 of outstanding amendment and waiver fees owed under the A&R Note Purchase Agreement for prior amendments and waivers, which shares were calculated based on the offering price of each share of common stock sold in the registered direct offering completed on May 10, 2024. Additionally, the common stock warrants, dated November 18, 2021, issued to the holders of the Pharmakon Senior Secured Notes for the purchase of an aggregate of 166,666 shares of Company common stock (the Pharmakon Warrants) were amended to (i) reduce the exercise price of the Pharmakon Warrants from $24.00 per share to $15.00, which is the offering price of each share of common stock sold in the registered direct offering completed by the Company on May 10, 2024, and (ii) extend the expiration date of the Pharmakon Warrants from November 18, 2024 to November 18, 2026.

The Pharmakon Senior Secured Notes are secured by a pledge of substantially all of the assets of the Company and the Guarantors and the A&R Note Purchase Agreement contains affirmative and negative covenants customary for financings of this type, including limitations on the Company’s and its subsidiaries’ ability, among other things, to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, repay junior indebtedness, incur a material adverse change and enter into affiliate transactions, in each case, subject to certain exceptions. In addition, the A&R Note Purchase Agreement contains financial covenants requiring the Company to maintain certain minimum trailing twelve-month consolidated XHANCE net sales and royalties, tested on a quarterly basis, and to maintain compliance with the Liquidity Covenant. As of March 31, 2025, the Company was in compliance with the covenants.

The Company believes that it is probable that it will not maintain compliance with the required trailing twelve-month minimum consolidated XHANCE net sales and royalties thresholds, as well as the Liquidity Covenant, and Going Concern Covenant for the entire one year period after the date these consolidated financial statements are issued. As a result, in accordance with FASB Accounting Standards Codification 470, the Company has classified all outstanding principal and the payment of additional fees upon maturity as a current liability in the accompanying consolidated balance sheet as of March 31, 2025 and December 31, 2024.
The Company recorded interest expense of $4,887 and $4,970 during the three months ended March 31, 2025 and 2024, respectively. Interest expense included total coupon interest and the amortization of debt issuance costs.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

The Pharmakon debt balance is comprised of the following:

	March 31, 2025	December 31, 2024
Face amount	$130,000	$130,000
Front end fees	(368)	(433)
Debt issuance costs	(3,727)	(4,385)
Back end fees	1,300	1,300
Debt, net	$127,205	$126,482

9. Commitments and Contingencies
The Company is a party to a manufacture and supply agreement pursuant to which it has agreed to make minimum purchases of finished XHANCE units of $2.4 million in both 2025 and 2026. If the Company fails to achieve the minimum purchase commitments, the Company must pay the supplier 50% of the amount of any shortfall and must reimburse the supplier for certain non-cancellable costs and expenses. The Company's minimum purchase commitments are subject to certain exceptions and reductions. The Company has made $0.9 million in purchases during the three months ended March 31, 2025 under the Supply Agreement.

The Company is party to legal proceedings that arose in connection with the Company's definitive proxy statement on Schedule 14A (the Definitive Proxy Statement) filed with SEC on April 15, 2025. On April 23, 2025, a purported individual stockholder of Optinose filed a complaint in New York state court, captioned Thompson v. OptiNose, Inc. et al., Index No. 652528/2025 (N.Y. Sup. Ct.), naming as defendants, the Company, its Chief Executive Officer, and the members of the Company's board of directors as of the date of the Merger Agreement (the “Thompson Complaint”). On April 24, 2025, an additional case was filed by a purported individual stockholder of OptiNose in New York state court, captioned Smith v. OptiNose, Inc., et al., Index No. 652552/2025 (N.Y. Sup. Ct.), naming the same defendants (the “Smith Complaint”). The Thompson and Smith Complaints are referred to as the “Merger Litigations.”

The Merger Litigations generally allege that the Definitive Proxy Statement is materially incomplete and misleading by allegedly failing to disclose certain purportedly material information. The Merger Litigations assert misrepresentation claims under New York common law. The Merger Litigations seek, among other things, an order (i) enjoining the defendants from proceeding with the proposed Merger until such time that the defendants disclose certain allegedly material information that was allegedly omitted from the Definitive Proxy Statement, (ii) rescinding the proposed Merger in the event the Merger is consummated or awarding actual and putative damages to the plaintiffs in the event that it is consummated, (iii) awarding the plaintiffs fees and expenses in connection with the Litigation Matters, including reasonable attorneys’ and experts’ fees and expenses and (iv) granting such other and further relief as the court may deem just and proper.

The Company cannot predict the outcome of each Merger Litigation, nor can the Company predict the amount of time and expense that will be required to resolve each Merger Litigation. The Company believes that the claims and allegations in the Merger Litigations are without merit and that no supplemental disclosures are required under applicable law. The Company and its directors intend to vigorously defend against each Merger Litigation. It is possible that additional similar complaints could be filed in connection with the proposed Merger. The Company cannot estimate the possible loss or range of loss from the Merger Litigations.

In addition, thirteen purported stockholders of the Company sent demand letters regarding the Definitive Proxy Statement (the Demand Letters). Based on the same core allegations as the Merger Litigations, the Demand Letters allege that the Definitive Proxy Statement contains material misstatements and omission in violation of Section 14(a), Section 20(a) and Rule 14a-9 of the Exchange Act and request that the Company disseminate corrective disclosures in an amendment or supplement to the Definitive Proxy Statement prior to the Special Meeting of the Company's stockholders to vote on the proposed Merger.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

While the Company believes that the disclosures set forth in the Definitive Proxy Statement comply fully with all applicable law and deny the allegations in the Merger Litigations and the Demand Letters, in order to moot these disclosure claims, avoid nuisance and possible expense and business delays, and provide additional information to the Company's stockholders, the Company voluntarily supplemented certain disclosures in the Definitive Proxy Statement related to the above referenced claims with the supplemental disclosures set forth in the Company's definitive additional materials filed with the SEC on May 8, 2025. Nothing in the definitive additional materials shall be deemed an admission of the legal merit, necessity or materiality under applicable laws of any of the disclosures set forth herein. To the contrary, the Company specifically denies all allegations in the Merger Litigations and the Demand Letters that any additional disclosure was or is required or material.

10. Employee Benefit Plans
The Company maintains a defined contribution 401(k) retirement plan. For the three months ended March 31, 2025 and 2024, $449 and $183, respectively, were recorded in expense for the Company match. The Company's contributions are made in cash.
The Company also maintains a severance benefit plan for employees that is governed by the Employee Retirement Income Security Act of 1974. The severance benefit plan provides severance benefits to eligible employees who are involuntarily terminated from their jobs for reasons other than cause, disability, or death.
11. Stockholders' Equity
As of March 31, 2025, the Company had the following warrants outstanding to purchase shares of Common Stock:

Number of warrants	Classification	Exercise Price Per Share	Expiration Date
166,666	Equity	$15.00	November 18, 2026
2,017,866	Liability	$15.00	November 23, 2027
1,580,000	Equity	$0.0015	No Expiration
On May 10, 2024, the Company completed a registered direct offering pursuant to which it issued an aggregate of 2,120,000 shares of common stock at a purchase price of $15.00 per share and, in lieu of shares of common stock to certain investors, pre-funded warrants to purchase an aggregate of 1,580,000 shares of common stock at a price of $14.9985 per pre-funded warrant, which represents the per share offering price for common stock less the $0.0015 per share exercise price for each such pre-funded warrant.
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

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

12. Stock-based Compensation
The Company recorded total stock-based compensation expense related to stock options and restricted stock units awarded under the Company's 2010 Stock Incentive Plan, as amended and restated effective as of October 12, 2017 (the 2010 Plan), purchases under its 2017 Employee Stock Purchase Plan (2017 Plan) and grants of stock options and restricted stock units made pursuant to the Nasdaq inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4) (the "Nasdaq Inducement Grant Exception") in the following expense categories in the accompanying consolidated statements of operations as follows:

	Three Months Ended March 31,
	2025	2024
Cost of product sales	$14	$17
Research and development	21	57
General and administrative	1,375	1,382
	$1,410	$1,456
Stock Options
The Company issues stock-based awards pursuant to the 2010 Plan and the Nasdaq Inducement Grant Exception. The Company has issued service-based, performance-based, and market-based stock options that generally have a contractual life of up to 10 years and may be exercisable in cash or as otherwise determined by the Company's board of directors or committee thereof. Vesting generally occurs over a period of not greater than four years. Performance-based options may vest upon the achievement of certain milestones. As of March 31, 2025, all of the performance conditions related to performance-based stock options issued by the Company had been achieved. Market-based options may vest upon the achievement of certain market-based objectives relating to the trading price of the Company's common stock.
The following table summarizes the activity related to stock option grants to employees and non-employees for the three months ended March 31, 2025:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life
Outstanding at December 31, 2024	624,234	$54.77	6.83
Granted	80,775	5.83
Exercised	—	—
Expired	(25,356)	59.62
Forfeited	(421)	20.06
Outstanding at March 31, 2025	679,232	$48.79	7.22
Exercisable at March 31, 2025	348,369	$78.31	5.70

During the three months ended March 31, 2025, service-based stock options to purchase 80,775 shares of common stock were granted to employees and generally vest over four years. The stock options had an estimated weighted average grant date fair value of $4.10. The grant date fair value of each service-based and performance-based option grant was estimated at the time of grant using the Black-Scholes option-pricing model. The grant date fair value of each market-based stock option grant was estimated at the time of grant using a Monte Carlo simulation.

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

The aggregate intrinsic value of stock options exercisable, other than market-based stock options, as of March 31, 2025 was $0, respectively. At March 31, 2025, the unrecognized compensation cost related to unvested stock options, other than market-based stock options, expected to vest was $3,030. This unrecognized compensation will be recognized over an estimated weighted-average amortization period of 2.5 years.
Included in the table above are 37,956 market-based options outstanding granted in 2022. These options generally become eligible to vest over four years, subject to the achievement of certain market-based objectives relating to the trading price of the common stock. Stock-based compensation for these awards was recognized over the derived service period of approximately 2 years. The grant date fair value of each stock option grant, as well as the derived service period for these awards, was estimated at the time of grant using a Monte Carlo simulation. During the three months ended March 31, 2025, no market-based options vested upon the achievement of certain market-based objectives relating to the trading price of the Company's common stock.
Included in the table above are 94,419 outstanding inducement options granted outside the 2010 Plan. The grants were made pursuant to the Nasdaq Inducement Grant Exception.
The Company calculated the fair value of the stock option grants using the following weighted average assumptions:

Three Months Ended March 31,
2025
Risk free interest rate	4.27%
Expected term (in years)	6.1
Expected volatility	77.54%
Annual dividend yield	0.00%
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
The following table summarizes the activity related to RSUs granted to employees for the three months ended March 31, 2025:

Shares
Balance at December 31, 2024	695,487
Granted	235,265
Vested and settled	(55,122)
Expired/forfeited/canceled	(337)
Balance at March 31, 2025	875,293
Expected to vest at March 31, 2025	875,293
During the three months ended March 31, 2025, the Company granted 235,265 RSUs at a weighted-average grant date fair value of $5.77, which consist of service-based and performance-based RSUs, provided, that, in the event certain financial metrics are achieved any then unvested RSUs shall become fully-vested subject to the recipients continued service through such date. At March 31, 2025, the unrecognized compensation cost related to unvested service-based and performance-based RSUs expected to vest was $8,536, to be recognized over an estimated weighted-average amortization period of 2.7 years.
Included in the table above are 12,749 RSUs granted outside the 2010 Plan. The grants were made pursuant to the Nasdaq Inducement Grant Exception.
2017 Employee Stock Purchase Plan

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

Under the 2017 Plan, shares of Common Stock may be purchased by eligible employees who elect to participate in the 2017 Plan at 85% of the lower of the fair market value of Common Stock on the first or last day of designated offering periods. During the three months ended March 31, 2025, the Company issued 14,004 shares of Common Stock to employees.
The Company calculated the fair value of each grant under the 2017 Employee Stock Purchase Plan using the following weighted average assumptions:

	Three Months Ended March 31,
	2025	2024
Risk free interest rate	4.25%	5.00%
Expected term (in years)	0.5	0.5
Expected volatility	87.37%	65.06%
Annual dividend yield	—%	—%

13. Segment Reporting
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

The table below summarizes the net revenue, significant expense categories, and net loss regularly reviewed by the CODM for the three months ended March 31, 2025 and 2024:

OptiNose, Inc.
Notes to Unaudited Interim Consolidated Financial Statements
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Total revenues	$18,510	$14,880
Cost of product sales	1,750	1,231
Selling & marketing expenses	13,531	13,163
General & administrative expenses	10,063	7,354
Research & development expenses	760	1,206
Other segment items (a)	14,822	5,993
Net loss	$(22,416)	$(14,067)
(a) Other segment items included in Segment loss includes unrealized gain or loss on fair value of warrants and derivative features , other income or expense, interest income, and interest expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read this section in conjunction with our unaudited interim consolidated financial statements and related notes included in Part I. Item 1 of this Form 10-Q and our audited consolidated financial statements and related notes thereto and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (SEC) on March 26, 2025, as amended by Amendment No. 1 thereto filed with the SEC on April 30, 2025. In addition to historical information, some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. As a result of many factors, our actual results could differ materially from the results described in or implied by such forward-looking statements. Please refer to the "Cautionary Note Regarding Forward-Looking Statements" section of this Form 10-Q for additional information.
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
XHANCE was approved by the United States (US) Food and Drug Administration (FDA) in September 2017 for the treatment of nasal polyps in patients 18 years of age or older (which indication statement was subsequently changed to "chronic rhinosinusitis with nasal polyps" in patients 18 years of age or older to reflect new FDA labeling terminology and not based on new XHANCE clinical trial data). We made XHANCE widely available through commercial channels in April 2018. On March 15, 2024, the FDA approved XHANCE for the treatment of chronic rhinosinusitis without nasal polyps in patients 18 years of age and older. XHANCE is the first and only drug therapy approved by the FDA for the treatment of chronic rhinosinusitis without nasal polyps (also referred to by the medical community and payers as, "chronic sinusitis"). It is our view that the terms "chronic sinusitis" and "chronic rhinosinusitis without nasal polyps" are synonymous from a promotional and medical perspective, and therefore, use the terms interchangeably in this Form 10-Q.
We are relaunching XHANCE to focus on the comparatively larger market opportunity that we believe is created by the new indication. We plan to continue to focus our commercial efforts primarily to the ENT and allergy specialist audience while seeking partnerships to extend the commercialization of XHANCE into primary care. We realigned our 75 sales territories at the start of 2024 in order to optimize the chronic sinusitis prescribing potential within the called on specialist audience. As a result of the realignment and the new indication, approximately 40% of targets in the called on specialist audience were new to our territory managers. We completed training with our territory managers on new promotional materials during a national sales meeting the week of April 8, 2024 and deployed those to the field starting the week of April 15, 2024. In the second quarter of 2024, more than half of our territory manager sales calls were to targets who were new to our territory managers or have historically prescribed XHANCE infrequently. Successfully growing XHANCE prescribing in this audience, as well as our existing prescribing base, will be important to achieving our near and long term financial objectives.
In the first quarter of 2024 we launched a central in-take pharmacy model (commonly referred to as, a "Hub") to prepare for the growth we expect from XHANCE's new indication. In addition to offering the necessary scalability for our anticipated growth, we believe the Hub has the potential to provide improved protections for business continuity and more comprehensive and consistent patient support and prescription fulfillment services than our historical preferred pharmacy network. During the second quarter of 2024 we transitioned a significant proportion of the XHANCE business from our historical preferred pharmacy network to the Hub. Although we have experienced some initial inefficiencies as a result of transitioning to a Hub, we believe we are beginning to realize the benefits of the Hub model as we continue to optimize processes at the Hub and physician offices become familiar with working with the Hub.
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
Agreement and Plan of Merger
On March 19, 2025, we entered into an Agreement and Plan of Merger (the "Merger Agreement”) with Paratek Pharmaceuticals, Inc’ (“Paratek”) and Orca Merger Sub, Inc., a wholly owned subsidiary of Paratek (“Merger Sub”), pursuant to which Merger Sub will merge with and into OptiNose, Inc., with OptiNose, Inc. continuing as the surviving corporation and a wholly owned subsidiary of Paratek (the “Merger").

Pursuant to the Merger Agreement, upon the closing of the Merger, each share of our common stock issued and outstanding immediately prior to the closing of the Merger Agreement, will automatically be converted into the right to receive (i) $9.00 in cash, without interest and (ii) one contractual contingent value right (CVR) pursuant to the terms of a Contingent Value Right Agreement to be entered into between Paratek and a rights agent at the effective time of the Merger (the CVR Agreement). Each CVR represents the right to receive a cash payment of (i) $1.00 (without interest and subject to withholding of applicable taxes) per CVR, payable upon achievement of net sales (as defined in the CVR agreement) of XHANCE in the United States in any calendar year equal to or in excess of $150 million during the period beginning on the date of the closing of the Merger Agreement and ending on December 31, 2028, and (ii) $4.00 (without interest and subject to withholding of applicable taxes) per CVR, payable upon achievement of net sales of XHANCE in the United States in any calendar year equal to or in excess of $225 million during the period beginning the date of the closing of the Merger Agreement and ending on December 31, 2029.

The consummation of the Merger is subject to certain customary closing conditions, including the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of our common stock. The consummation of the Merger is not subject to any financing condition.

A Special Meeting of our stockholders will be held on May 16, 2025 to vote on, among other things, the Merger Agreement. Subject to stockholder approval of the Merger Agreement at the Special Meeting and the satisfaction of the other closing conditions, we anticipate that the Merger will be consummated on or around May 21, 2025.
XHANCE Business Update
We track and report metrics that we believe are an important part of assessing our progress in key strategic areas including:
•XHANCE Prescriptions. Based on third-party inventory and prescription data as well as data from our Hub and PPN partners, the total estimated number of XHANCE prescriptions in the first quarter of 2025 was 71,300, which represents a 9% increase for total prescriptions when compared to estimated first quarter 2024 prescriptions of 65,500. We believe the first quarter 2025 increase in prescriptions was primarily driven by the chronic sinusitis launch.
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
•XHANCE New and Refill Prescriptions. The underlying disease that we are treating is chronic and, as a result, many patients may fill multiple prescriptions per year. We monitor new prescriptions as they create the potential for future refill prescriptions. As noted above, we believe the first quarter 2025 increase in prescriptions (including both new and refill prescriptions) was driven by the chronic sinusitis launch. Based on third-party inventory and prescription data as well as data from our Hub and PPN partners, the total estimated number of XHANCE new prescriptions in the first quarter of 2025 was 25,100, which represents a 2% increase for new prescriptions when compared to estimated first quarter 2024 new prescriptions of 24,700.

We track refill prescriptions and provide patient co-pay assistance to support refill programs that are administered by our Hub and PPN partners. Based on third-party inventory and prescription data as well as data from our Hub and PPN partners, the total estimated number of XHANCE refill prescriptions in the first quarter of 2025 was 46,200, which represents a 13% increase for refill prescriptions when compared to estimated first quarter 2024 refill prescriptions of 40,800.

•Prescribing Breadth and Depth. We track the number of physicians who prescribe XHANCE in a time period to evaluate the breadth of prescribing. Based on third-party inventory and prescription data as well as data from our Hub and PPN partners, the total estimated number of physicians who had at least one patient fill a prescription for XHANCE in the first quarter of 2025 was 8,767, which represents a 4% increase when compared to the estimated 8,451 physicians who had at least one patient fill a prescription for XHANCE in the first quarter of 2024.
We also track the number of prescriptions filled by a prescribing physician's patients in a time period to evaluate depth of prescribing. Based on third-party inventory and prescription data as well as data from our Hub and PPN partners, the total estimated number of physicians who had more than 15 XHANCE prescriptions filled by their patients in the first quarter of 2025 was 1,271, which represents a 24% increase when compared to the estimated 1,023 physicians who had more than 15 XHANCE prescriptions filled by their patients in the first quarter of 2024.
•Market Access. We believe that as of March 31, 2025, approximately 70% of insured lives were in a plan that covers XHANCE. However, payors generally impose restrictions on access to or usage of XHANCE, such as by requiring prior authorizations or "step-edits". For example, insurers may require that a physician attest that they are treating a patient for an FDA-approved indication prior to becoming eligible for coverage for XHANCE. We believe that approximately half of commercial covered lives as of March 31, 2025 are in a plan that requires a prior authorization and most of those prior authorizations request information regarding both prior use of standard-delivery nasal steroid sprays, and patient diagnosis for an indication for which XHANCE has been approved by the FDA. In some cases, patients do not meet the payors' utilization management criteria or the patient's healthcare provider may not complete the burdensome administrative process required to demonstrate or document that the patients for whom XHANCE has been prescribed meet the payors’ utilization management criteria (i.e., prior authorizations or step-edits) and, as a result, patients may not gain access to XHANCE treatment. The approval of XHANCE in March 2024 as a treatment for chronic sinusitis could make the prior authorization process easier for physicians to attest because chronic sinusitis is a more common clinical diagnosis and a diagnosis made by many types of physicians, including those who do not have routine in-office ability to perform nasal endoscopy to ascertain the presence of nasal polyps. Payors can elect to change utilization management criteria to be more or less restrictive at any time, and changes in utilization management criteria or increasing rates of enforcement of utilization management criteria in the future could have a negative effect on prescription volume.
•XHANCE Net Product Revenues per Prescription. We calculate average net product revenues per prescription, one metric that we use to gauge the profitability of XHANCE, by dividing net product revenues for the quarter by the estimated number of XHANCE prescriptions dispensed during the quarter. Average XHANCE net product revenues per prescription were $260 in the first quarter of 2025, which represents a 14% increase when compared to the $227 average XHANCE net product revenues per prescription in the first quarter of 2024. The increase in average net product revenues per prescription is the result of favorable price, business mix, and changes in channel inventory levels in the first quarter of 2025 compared to the first quarter of 2024.

Financial Operations Overview
The following discussion sets forth certain components of our consolidated statements of operations as well as factors that impact those items.

Net product revenues
Sales of XHANCE generated $18.5 million and $14.9 million in net product revenues for the three months ended March 31, 2025 and 2024, respectively. In accordance with GAAP, we determine net product revenues for XHANCE, with specific assumptions for variable consideration components including but not limited to trade discounts and allowances, co-pay assistance programs and payor rebates.
Based on available XHANCE prescription data purchased from third parties and data from our Hub and PPN partners, our average XHANCE net product revenues per prescription were $260 in the first quarter of 2025 which represents a 14% increase when compared to the $227 average XHANCE net product revenues per prescription in the first quarter of 2024. We believe the increase in average net product revenues per prescription is the result of favorable price, business mix, and changes in channel inventory levels in the first quarter of 2025 compared to the first quarter of 2024.
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

Selling, general and administrative expense
General and administrative expense consists primarily of personnel expenses, including salaries, benefits and stock-based compensation expense, for employees in executive, finance, accounting, business development, information technology, legal and human resource functions. General and administrative expense also includes corporate facility costs, including rent, utilities, depreciation and maintenance, not otherwise included in research and development expense, as well as regulatory fees and professional fees for legal, patent, accounting, financial advisory, and other consulting services.
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
Warrant Liability
In November 2022, we issued warrants in connection with a public offering. These warrants are required to be measured at fair value and reported as a liability in the consolidated balance sheet. We recorded the fair value of the warrants upon issuance using a Monte Carlo simulation and are required to revalue the warrants at each reporting date with any changes in fair value recorded on our statement of operations. The valuation of the warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. The change in the fair value of the Level 3 warrants liabilities is reflected in the statement of operations for the three months ended March 31, 2025 and 2024.
Derivative Liability
In connection with entering into and subsequently amending the Note Purchase Agreement with Pharmkon Advisors, LP (the Pharmakon Senior Secured Notes), we bifurcated the embedded interest make-whole provision and accounted for the bifurcated feature as a derivative instrument. Historically, the estimated fair value of the bifurcated derivative feature was de minimis. In connection with entering into the Merger Agreement, the change in fair value of the derivative feature was estimated to be $8.8 million and is recorded in our consolidated balance sheet and statement of operations as of and for the three months ended March 31, 2025. The derivative feature will continue to be remeasured at each reporting period with changes in fair value of the Level 3 derivative liability recorded in the consolidated statements of operations.
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

Consolidated Results of Operations
Comparison of three months ended March 31, 2025 and 2024
The following table sets forth our selected consolidated statements of operations data for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenues:
Net product revenues	$18,510	$14,880
Total revenues	18,510	14,880
Costs and expenses:
Cost of product sales	1,750	1,231
Research and development	760	1,206
Selling, general and administrative	23,590	20,518
Total operating expenses	26,100	22,955
Loss from operations	(7,590)	(8,075)
Other expense:
Unrealized loss on fair value of warrants	1,800	1,300
Unrealized loss on fair value of derivative features	8,760	—
Interest expense, net	$4,266	$4,674
Other loss:	$—	$18
Total other expense	14,826	5,992
Net loss	$(22,416)	$(14,067)
Net product revenues
Net product revenues related to sales of XHANCE were $18.5 million and $14.9 million for the three months ended March 31, 2025 and 2024, respectively. The year-over-year increase in net product revenues is attributable primarily to an increase in units sold due to the chronic sinusitis launch as well as an increase in average net product revenues per prescription in 2025 resulting from favorable price, business mix, and changes in channel inventory levels in the first quarter of 2025 compared to the first quarter of 2024.
Cost of product sales
Cost of product sales related to XHANCE were $1.8 million and $1.2 million for the three months ended March 31, 2025 and 2024, respectively. The increase in cost of product sales is due to an increase in units sold in 2025.
Research and development expense
Research and development expense was $0.8 million and $1.2 million for the three months ended March 31, 2025 and 2024, respectively.
Selling, general and administrative expense
Selling, general and administrative expense was $23.6 million and $20.5 million for the three months ended March 31, 2025 and 2024, respectively. The $2.8 million increase was due primarily to an increase in sales and marketing costs related to our launch of XHANCE for the treatment of chronic sinusitis, as well as increased legal and financial advisory fees in 2025 related to the Merger Agreement.
Interest expense, net
Interest (income) expense, net, was $4.3 million and $4.7 million for the three months ended March 31, 2025 and 2024, respectively, which was primarily comprised of interest expense on the Pharmakon Senior Secured Notes during both periods.
Other loss
In November 2022, we issued warrants in connection with a public offering. These warrants are required to be measured at fair value and reported as a liability in the consolidated balance sheet. We recorded the fair value of the warrants upon issuance using a Monte Carlo simulation and are required to revalue the warrants at each reporting date with any changes in fair value recorded on our statement of operations. The valuation of the warrants is considered under Level 3 of the fair value hierarchy due to the need to use assumptions in the valuation that are both significant to the fair value measurement and unobservable. The change in the fair value of the Level 3 warrants liabilities is reflected in the statement of operations for the three months ended March 31, 2025.
In connection with entering into and subsequently amending the Note Purchase Agreement with Pharmakon Advisors, LP (the Pharmakon Senior Secured Notes), we bifurcated the embedded interest make-whole provision and accounted for the bifurcated feature as a derivative instrument. Historically, the estimated fair value of the bifurcated derivative feature was de minimis. In connection with entering into the Merger Agreement, the change in fair value of the derivative feature was estimated to be $8.8 million and recorded in our consolidated balance sheet and statement of operations as of and for the three months ended March 31, 2025. The derivative feature will continue to be remeasured at each reporting period with changes in fair value of the Level 3 derivative liability recorded in the consolidated statements of operations.
Other loss includes $1.8 million and $8.8 million for the three months ended March 31, 2025 and 2024, respectively of unrealized losses on the fair value of warrants, as well as $8.8 million of unrealized losses on the fair value of the embedded interest make-whole provision derivative instrument for the three months ended March 31, 2025.
Liquidity and Capital Resources
Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. We incurred net losses of $22.4 million and $14.1 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $764.3 million. We have funded our operations primarily through the sale and issuance of stock and debt, as well as through sales of XHANCE and licensing revenues. As of March 31, 2025, we had $72.9 million in cash and cash equivalents.
The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	(11,552)	(22,025)
Net cash used in investing activities	—	(22)
Net cash provided by financing activities	—	7
Net decrease in cash and cash equivalents	$(11,552)	$(22,040)
Operating activities
Cash used in operating activities decreased by $10.4 million, from $22.0 million for the three months ended March 31, 2024 to $11.6 million for the three months ended March 31, 2025. The decrease in cash used in operating activities was primarily attributable to a higher decrease in accounts payable and accrued expenses and other liabilities in the first quarter of 2024, compared to the first quarter of 2025.
Investing activities
Cash used in investing activities was comparable for the three months ended March 31, 2024 to the three months ended March 31, 2025.
Financing activities
Cash provided by financing activities was comparable for the three months ended March 31, 2024 to the three months ended March 31, 2025.
A&R Note Purchase Agreement
The principal balance of the Pharmakon Senior Secured Notes outstanding under the A&R Note Purchase Agreement was $130,000 at March 31, 2025. See Note 8 of our unaudited consolidated financial statements for a description of terms of the Pharmakon Senior Secured Notes and A&R Note Purchase Agreement, including repayment terms and applicable covenants.

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
As of March 31, 2025, we had $72.9 million in cash and cash equivalents. In the event we are able to maintain compliance with the financial covenants and the other terms of the A&R Pharmakon Note Purchase Agreement or obtain a waiver to or modification of such covenants, we believe our existing cash and cash equivalents would be sufficient to fund our operations and debt service obligations into the first quarter of 2026. However, as discussed below and elsewhere in this Form 10-Q, there is substantial doubt about our ability to maintain compliance with such financial covenants and other terms of the A&R Note Purchase Agreement and our ability to continue as a going concern.

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

Our continuation as a going concern is dependent on our ability to maintain compliance with the covenants under the A&R Note Purchase Agreement, including minimum trailing twelve-month consolidated XHANCE net sales and royalties we are required to achieve and our ability to generate sufficient cash flows from operations to meet our obligations and/or obtain additional capital through equity or debt financings, partnerships, collaborations, or other sources, as may be required. The A&R Note Purchase Agreement includes events of default, in certain cases subject to customary periods to cure, following which Pharmakon may accelerate all amounts outstanding pursuant to the Note Purchase Agreement.
Additionally, commencing on September 30, 2025, we will be required to begin making principal repayments on our debt in eight quarterly installments of $16.3 million each through maturity in June 2027. We believe that it is probable that, absent additional capital, we will not be able to maintain compliance with the minimum cash covenant under the A&R Note Purchase Agreement beginning in the first quarter of 2026, which will constitute a default under the A&R Note Purchase Agreement.
We also believe it is probable that we will not be able to maintain compliance with the trailing twelve-month minimum consolidated XHANCE net sales and royalties thresholds under the A&R Note Purchase Agreement prior to the end of 2025, which will constitute a default under the A&R Note Purchase Agreement if we are unable to obtain a modification or waiver of such minimum consolidated XHANCE net sales and royalties thresholds.
Further, the A&R Note Purchase Agreement includes a requirement that our annual and quarterly consolidated financial statements commencing with the year ending December 31, 2025, not be subject to any statement as to “going concern” (the "Going Concern Covenant"). We believe that it is unlikely that we will be able comply with the Going Concern Covenant beginning with our consolidated financial statements for the year ending December 31, 2025. Failure to comply with the Going Concern Covenant would also constitute a default under the A&R Note Purchase Agreement if we are unable to obtain a modification or waiver of this covenant.
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
Critical accounting policies
The Critical Accounting Policies and Significant Judgments and Estimates included in our annual report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 26, 2025, have not materially changed.
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
Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
We are party to legal proceedings that arose in connection with our definitive proxy statement on Schedule 14A (the Definitive Proxy Statement) filed with SEC on April 15, 2025. On April 23, 2025, a purported individual stockholder of Optinose filed a complaint in New York state court, captioned Thompson v. OptiNose, Inc. et al., Index No. 652528/2025 (N.Y. Sup. Ct.), naming as defendants, Optinose, its Chief Executive Officer, and the members of our board of directors as of the date of the Merger Agreement (the “Thompson Complaint”). On April 24, 2025, an additional case was filed by a purported individual stockholder of OptiNose in New York state court, captioned Smith v. OptiNose, Inc., et al., Index No. 652552/2025 (N.Y. Sup. Ct.), naming the same defendants (the “Smith Complaint”). The Thompson and Smith Complaints, and any similar subsequently filed cases involving us, our board of directors or any committee thereof and/or any of our directors or officers relating directly or indirectly to the Merger Agreement, the Merger or any related transaction, are referred to as the “Merger Litigations.”

The Merger Litigations filed to date generally allege that the Definitive Proxy Statement is materially incomplete and misleading by allegedly failing to disclose certain purportedly material information. The Merger Litigations assert misrepresentation claims under New York common law. The Merger Litigations seek, among other things, an order (i) enjoining the defendants from proceeding with the proposed Merger until such time that the defendants disclose certain allegedly material information that was allegedly omitted from the Definitive Proxy Statement, (ii) rescinding the proposed Merger in the event the Merger is consummated or awarding actual and putative damages to the plaintiffs in the event that it is consummated, (iii) awarding the plaintiffs fees and expenses in connection with the Litigation Matters, including reasonable attorneys’ and experts’ fees and expenses and (iv) granting such other and further relief as the court may deem just and proper.

We cannot predict the outcome of each Merger Litigation, nor can we predict the amount of time and expense that will be required to resolve each Merger Litigation. We believe that the claims and allegations in the Thompson and Smith Complaints are without merit and that no supplemental disclosures are required under applicable law. We and our directors intend to vigorously defend against each Merger Litigation and any subsequently filed similar actions. It is possible that additional similar complaints could be filed in connection with the proposed Merger. We cannot estimate the possible loss or range of loss from the Merger Litigations. If any additional complaints are filed, absent new or significantly different allegations, we will not necessarily disclose such additional filings.

In addition, thirteen purported stockholders of OptiNose sent demand letters regarding the Definitive Proxy Statement (the Demand Letters). Based on the same core allegations as the Merger Litigations, the Demand Letters allege that the Definitive Proxy Statement contains material misstatements and omission in violation of Section 14(a), Section 20(a) and Rule 14a-9 of the Exchange Act and request that we disseminate corrective disclosures in an amendment or supplement to the Definitive Proxy Statement prior to the Special Meeting of our stockholders to vote on the proposed Merger.

While we believe that the disclosures set forth in the Definitive Proxy Statement comply fully with all applicable law and deny the allegations in the Merger Litigations and the Demand Letters, in order to moot these disclosure claims, avoid nuisance and possible expense and business delays, and provide additional information to our stockholders, we voluntarily supplemented certain disclosures in the Definitive Proxy Statement related to the above referenced claims with the supplemental disclosures set forth in our definitive additional materials filed with the SEC on May 8, 2025. Nothing in the definitive additional materials shall be deemed an admission of the legal merit, necessity or materiality under applicable laws of any of the disclosures set forth herein. To the contrary, we specifically deny all allegations in the Merger Litigations and the Demand Letters that any additional disclosure was or is required or material.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, “Item 1A, Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 26, 2025.

ITEM 5. OTHER INFORMATION

Trading Plans
On February 21, 2025, each of Ramy Mahmoud, the Company’s Chief Executive Officer and member of the board of directors, Terry Kohler, the Company's Chief Financial Officer, Michael Marino, the Company’s Chief Legal Officer, and Paul Spence, the Company's Chief Commercial Officer, received an annual equity grant consisting of stock options and restricted stock units (“RSUs”). In accordance with the applicable grant agreements relating to such RSUs, each of these executive officers entered into “sell-to-cover” arrangements that constitute “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K), mandatorily requiring the pre-arranged sale of shares upon vesting to satisfy tax withholding obligations arising solely from such vesting of the RSUs and the related issuance of shares. The amount of shares to be sold to satisfy the tax withholding obligations under these arrangements is dependent on the trading price of the Company’s common stock at the time of the vesting of the RSUs. The duration of each these arrangements is until the final vesting date of the applicable RSUs or the earlier forfeiture of unvested RSUs as set forth in the grant agreement.

Except as set forth above, during the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined under Item 408 of Regulation S-K).

ITEM 6. EXHIBITS
The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q. Where so indicated, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

INDEX TO EXHIBITS

Exhibit Number		Exhibit Description
2.1
Agreement and Plan of Merger, dated as of March 19, 2025, among OptiNose, Inc, Paratek Pharmaceuticals, Inc. and Orca Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 001-38241), as filed with the SEC on March 20, 2025.

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

3.4
Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of OptiNose, Inc., effective December 30, 2024 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-38241), as filed with the SEC on December 30, 2024).

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
99.1
Voting Agreement, dated as of March 19, 2025, by and between Paratek Pharmaceuticals, Inc. and MVM Partners LLC. (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K (File No. 001-38241), as filed with the SEC on March 20, 2025.

99.2		Form of Director and Officer Voting Agreement (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K (File No. 001-38241), as filed with the SEC on March 20, 2025.
101.SCH		Inline XBRL Taxonomy Extension Schema Document.
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104		Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
        *    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPTINOSE, INC.
Date:	May 14, 2025	By:	/s/ TERRY KOHLER
			Name:	Terry Kohler
			Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)